Form 10-K
period 2011-09-24
APPLE INC
filed 2011-10-26
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2011

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 25, 2011, the last business day of the Company’s most recently completed second fiscal quarter, was approximately $322,921,000,000 based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

929,409,000 shares of Common Stock Issued and Outstanding as of October 14, 2011

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Background

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and Mac OS® X operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App StoreSM, iBookstoreSM, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals, through its online and retail stores. The Company sells to consumers, small and mid-sized businesses (“SMB”), and education, enterprise and government customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company is a California corporation established in 1977.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development and marketing and advertising is critical to the development and sale of innovative products and technologies. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBookstore allow customers to discover and download applications and books through either a Mac or Windows-based computer or through “iOS devices,” namely iPhone, iPad and iPod touch®. In January 2011, the Company opened the Mac App Store to allow customers to easily discover, download and install applications for their Macs. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

Consumer and Small and Mid-Sized Business

The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. The Company sells many of its products and resells third-party products in most of its major markets directly to consumers and businesses through its retail and online stores. The Company has also invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of product expertise, integration and support services.

The Company’s retail stores are typically located at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations, the Company is better positioned to ensure a high quality customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. To that end, retail store configurations have evolved into various sizes to accommodate market-specific demands. The Company believes providing direct contact with its customers is an effective way to demonstrate the advantages of its products over those of its competitors. The stores employ experienced and knowledgeable personnel who provide product advice, service and training. The stores offer a wide selection of third-party hardware, software, and other accessories and peripherals that complement the Company’s products.

Education

Throughout its history, the Company has been committed to delivering solutions to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement and has designed a range of products, services and programs to address the needs of education customers. The Company also supports mobile learning and real-time distribution and accessibility of education related materials through iTunes U™, a platform that allows students and teachers to share and distribute educational media online. The Company sells its products to the education market through its direct sales force, select third-party resellers and its online and retail stores.

Enterprise and Government

The Company also sells its hardware and software products to enterprise and government customers in each of its geographic segments. The Company’s products are deployed in these markets because of their power, productivity, ease of use and the simplicity of seamless integration into information technology environments. The Company’s products are compatible with thousands of third-party business applications and services, and its tools enable the development and secure deployment of custom applications as well as remote device administration.

Business Organization

The Company manages its business primarily on a geographic basis. Accordingly, the Company has determined that its reportable operating segments, which are generally based on the nature and location of its customers, consist of the Americas, Europe, Japan, Asia-Pacific and Retail. The results of the Americas, Europe, Japan and Asia-Pacific reportable segments do not include the results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores worldwide. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in Notes to Consolidated Financial Statements in Note 8, “Segment Information and Geographic Data.”

Products

The Company offers a range of mobile communication and media devices, personal computing products, and portable digital music players, as well as a variety of related software, services, peripherals, networking solutions and third-party hardware and software products. In addition, the Company offers its own software products, including iOS, the Company’s proprietary mobile operating system; Mac OS X, the Company’s proprietary operating system software for the Mac; server software and application software for consumer, SMB, and education, enterprise and government customers. The Company’s primary products are discussed below.

iPhone

iPhone combines a mobile phone, an iPod, and an Internet communications device in a single handheld product. Based on the Company’s Multi-Touch™ user interface, iPhone features desktop-class email, web browsing, searching, and maps and is compatible with both Macs and Windows-based computers. iPhone automatically syncs content from users’ iTunes libraries, as well as contacts, bookmarks, and email accounts. iPhone allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. In October 2011, the Company launched iPhone 4S, its latest version of iPhone, which includes Siri™, a voice activated intelligent assistant. In addition to the Company’s own iPhone accessories, third-party iPhone compatible accessories are available through the Company’s online and retail stores and from third parties.

iPad

iPad is a multi-purpose mobile device for browsing the web, reading and sending email, viewing photos, watching videos, listening to music, playing games, reading e-books and more. iPad is based on the Company’s Multi-Touch technology and allows customers to connect with their applications and content in a more interactive way. iPad allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. In March 2011, the Company introduced iPad 2, its second-generation iPad. In addition to the Company’s own iPad accessories, third-party iPad compatible accessories are available through the Company’s online and retail stores and from third parties.

Mac Hardware Products

The Company offers a range of personal computing products including desktop and portable computers, related devices and peripherals, and third-party hardware products. The Company’s Mac desktop and portable systems feature Intel microprocessors, the Mac OS X Lion operating system and the iLife® suite of software for creation and management of digital photography, music, movies, DVDs and websites.

The Company’s desktop computers include iMac®, Mac Pro and Mac mini. The iMac desktop computer has an all-in-one design that incorporates a display, processor, graphics card, storage, memory and other components inside a single enclosure. The Mac Pro desktop computer is targeted at business and professional customers and is designed to meet the performance, expansion, and networking needs of the most demanding Mac user. The Mac mini is a desktop computer in a compact enclosure.

The Company’s portable computers include MacBook® Pro and MacBook Air®. MacBook Pro is a portable computer designed for professionals and consumers. MacBook Air is an ultra-slim portable computer designed for professionals and consumers.

iPod

The Company’s iPod line of portable digital music and media players includes iPod touch, iPod nano®, iPod shuffle® and iPod classic®. All iPods work with iTunes. In addition to the Company’s own iPod accessories, third-party iPod compatible accessories are available, through the Company’s online and retail stores or from third parties.

The iPod touch, based on iOS, is a flash-memory-based iPod with a widescreen display and a Multi-Touch user interface. iPod touch allows customers to access the iTunes Store to download audio and video content, as well as a variety of digital applications. The iPod nano is a flash-memory-based iPod that features the Company’s Multi-Touch interface allowing customers to navigate their music collection by tapping or swiping the display. The iPod nano features a polished aluminum and glass enclosure with a built-in clip. The iPod shuffle is a flash-memory-based iPod that features a clickable control pad to control music playback and VoiceOver technology enabling customers to hear song titles, artists and playlist names. The iPod classic is a hard-drive based portable digital music and video player.

iTunes®

iTunes is an application that supports the purchase, download, organization and playback of digital audio and video files and is available for both Mac and Windows-based computers. iTunes 10 is the latest version of iTunes and features AirPlay® wireless music playback, Genius Mixes, Home Sharing, and improved syncing functionality with iOS devices.

iTunes is integrated with the iTunes Store®, a service that allows customers to discover, purchase, rent, and download digital content and applications. The iTunes Store includes the App Store™ and iBookstore. The App Store allows customers to discover and download applications, and the iBookstore features electronic books from major and independent publishers and allows customers to preview and buy books for their iOS devices. Customers can access the App Store through either a Mac or Windows-based computer or through an iOS device. The iBookstore is accessed through the iBooks® application on an iOS device.

Mac App Store

In January 2011, the Company opened the Mac App Store allowing customers to discover, download and install applications for their Macs. The Mac App Store offers applications in education, games, graphics and design, lifestyle, productivity, utilities and other categories. The Company’s Mac OS X operating system software and iLife and iWork® application software are also available on the Mac App Store.

iCloud

In October 2011, the Company launched iCloud, its new cloud service, which stores music, photos, applications, contacts, calendars, and documents and wirelessly pushes them to multiple iOS devices, Macs and Windows-based computers. iCloud’s features include iTunes in the Cloud, Photo Stream, Documents in the Cloud, Contacts, Calendar, Mail, automatic downloads and purchase history for applications and iBooks, and iCloud Backup. Users can sign up for free access to iCloud using a device running iOS 5 or a Mac running Mac OS X Lion.

Software Products and Computer Technologies

The Company offers a range of software products for consumer, SMB, education, enterprise and government customers, including the Company’s proprietary iOS and Mac OS X operating system software; server software; professional application software; and consumer, education, and business oriented application software.

Operating System Software

iOS

iOS is the Company’s mobile operating system that serves as the foundation for iOS devices. In October 2011, the Company released iOS 5, which supports iCloud and includes new features such as Notification Center, a way to view and manage notifications in one place; iMessage™, a messaging service that allows users to send text messages, photos and videos between iOS devices; and Newsstand, a way to purchase and organize newspaper and magazine subscriptions.

Mac OS X

Mac OS X, the operating system for Macs, is built on an open-source UNIX-based foundation. Mac OS X Lion is the eighth major release of Mac OS X and became available in July 2011. Mac OS X Lion includes support for new Multi-Touch gestures; iCloud integration; system-wide support for full screen applications; Mission Control™, a way to view everything running on a user’s Mac; the Mac App Store; Launchpad™, a new home for a user’s applications; and a redesigned Mail application.

Application Software

iLife

iLife ’11 is the latest version of the Company’s consumer-oriented digital lifestyle application suite included with all Mac computers. iLife features iPhoto®, iMovie®, iDVD®, GarageBand®, and iWeb™. iPhoto is the Company’s consumer-oriented digital photo application and iMovie is the Company’s consumer-oriented digital video editing software application. iDVD is the Company’s consumer-oriented software application that enables customers to turn iMovie files, QuickTime files, and digital pictures into interactive DVDs. GarageBand is the Company’s consumer-oriented music creation application that allows customers to play, record and create music. iWeb allows customers to create online photo albums, blogs and podcasts, and to customize websites using editing tools.

iWork

iWork ’09 is the latest version of the Company’s integrated productivity suite designed to help users create, present, and publish documents, presentations, and spreadsheets. iWork ’09 includes Pages® ’09 for word processing and page layout, Keynote® ’09 for presentations, and Numbers® ’09 for spreadsheets. The Company also has a Multi-Touch version of each iWork application designed specifically for use on iOS devices.

Other Application Software

The Company also sells various other application software, including Final Cut Pro®, Logic Studio®, Logic® Express 9, Logic Studio® Pro, and its FileMaker® Pro database software.

Displays & Peripheral Products

The Company manufactures the Apple LED Cinema Display™ and Thunderbolt Display. The Company also sells a variety of Apple-branded and third-party Mac-compatible and iOS-compatible peripheral products, including printers, storage devices, computer memory, digital video and still cameras, and various other computing products and supplies.

Apple TV

Apple TV allows customers to watch movies and television shows on their high definition television. Content from iTunes, Netflix, YouTube, and Flickr as well as music, photos, videos, and podcasts from a Mac or Windows-based computer can also be wirelessly streamed to a television through Apple TV. With the release of iCloud in October 2011, content purchased on Apple TV can be re-downloaded on iOS devices.

Product Support and Services

AppleCare® offers a range of support options for the Company’s customers. These options include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, and the AppleCare Protection Plan (“APP”). APP is a fee-based service that typically includes two to three years of phone support and hardware repairs and dedicated web-based support resources.

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, and education, enterprise and government markets. The Company uses a variety of direct and indirect distribution channels, such as its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware and software integration, and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

No single customer accounted for more than 10% of net sales in 2011 or 2010. One of the Company’s customers accounted for 11% of net sales in 2009.

Competition

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers, and other digital electronic devices. The Company’s competitors who sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and peripherals ecosystem, marketing and distribution capability, service and support, and corporate reputation.

The Company is focused on expanding its market opportunities related to mobile communication and media devices. These industries are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The Company’s digital content services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iPhone, iPad, Mac, and iPod), software (iTunes), and distribution of digital content and applications (iTunes Store, App Store, iBookstore and Mac App Store). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets it competes in.

Supply of Components

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources, which subjects the Company to significant supply and pricing risks. Many components are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into various agreements for the supply of components; however there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the mobile communication and media device, and personal computer industries compete for various components with other industries that have experienced increased demand for their products. The Company also uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s hardware products are manufactured by outsourcing partners primarily located in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturer for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover the Company’s requirements for periods up to 150 days.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Total research and development expense was $2.4 billion, $1.8 billion and $1.3 billion in 2011, 2010 and 2009, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its iPhone, iPad, Mac and iPod devices, peripherals, software and services. The Company has registered or has applied for trademarks and service marks in the U.S. and a number of foreign countries. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

The Company regularly files patent applications to protect inventions arising from its research and development, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a large portfolio of issued patents in the U.S. and worldwide. The Company holds copyrights relating to certain aspects of its products and services. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of its patents is adequate relative to the expected lives of its products. Due to the fast pace of innovation and product development, the Company’s products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted.

Many of the Company’s products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, based upon past experience and industry practice, the Company believes such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company’s largest geographic market. Approximately 39% of the Company’s net sales in 2011 came from sales to customers inside the U.S. Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by outsourcing partners, primarily located in Asia. The supply and manufacture of a number of components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Single-sourced outsourcing partners in Asia perform final assembly of substantially all of the Company’s hardware products. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties. Information regarding financial data by geographic segment is set forth in Part II, Item 7 and Item 8 of this Form 10-K and in Notes to Consolidated Financial Statements in Note 8, “Segment Information and Geographic Data.”

Seasonal Business

The Company has historically experienced increased net sales in its first fiscal quarter compared to other quarters in its fiscal year due to increased holiday seasonal demand. This historical pattern should not be considered a reliable indicator of the Company’s future net sales or financial performance.

Warranty

The Company offers a limited parts and labor warranty on most of its hardware products. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In addition, consumers may purchase the APP, which extends service coverage on many of the Company’s hardware products in most of its major markets.

Backlog

In the Company’s experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions as customers anticipate shortages. Backlog is often reduced once customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance.

Employees

As of September 24, 2011, the Company had approximately 60,400 full-time equivalent employees and an additional 2,900 full-time equivalent temporary employees and contractors.

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

Global economic conditions could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations because the Company generally raises prices on goods and services sold outside the U.S. to offset the effect of a strengthening of the U.S. dollar. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results.

In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; and failure of derivative counterparties and other financial institutions. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and

changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

Global markets for the Company’s products and services are highly competitive and subject to rapid technological change. If the Company is unable to compete effectively in these markets, its financial condition and operating results could be materially adversely affected.

The Company’s products and services compete in highly competitive global markets characterized by aggressive price cutting, with resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

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

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has entered the mobile communications and media device markets, and some of its competitors in these markets have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

The Company is the only authorized maker of hardware using Mac OS X, which has a minority market share in the personal computer market. This market is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and a larger installed customer base. Consolidation in this market has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results depend substantially on its ability to continually improve the Mac platform to maintain its functional and design advantages.

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

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, open orders and, where appropriate, inventory component prepayments, in each case based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments. The Company’s financial condition and operating results have been in the past and could be in the future materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company’s ability to obtain components in sufficient quantities.

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into various agreements for the supply of components; there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from the credit crisis on the Company’s suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2011, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers, and potential future component cost and other cost increases.

The Company and other participants in the mobile communication and media device, and personal computer industries compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the supply of components for a new or existing product were delayed or constrained, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected.

The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of whom are located outside of the U.S.

Substantially all of the Company’s manufacturing is performed in whole or in part by a few outsourcing partners primarily located in Asia. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. The Company also relies on its partners to adhere to the Company’s supplier code of conduct. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with outsourcing partners or otherwise, or material violations of the supplier code of conduct, could materially adversely affect the Company’s reputation, financial condition and operating results.

The supply and manufacture of many critical components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Single-sourced outsourcing partners in Asia perform final assembly of substantially all of the Company’s hardware products. If manufacturing or logistics in these locations is disrupted for any reason including, but not limited to, natural and man-made disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party intellectual property and digital content, which may not be available to the Company on commercially reasonable terms or at all.

Many of the Company’s products include third-party intellectual property, which requires licenses from those third parties. Based on past experience and industry practice, the Company believes such licenses generally could be obtained on reasonable terms. There is however no assurance that the necessary licenses could be obtained on acceptable terms or at all. If the Company is unable to obtain or renew critical licenses on reasonable terms, its financial condition and operating results may be materially adversely affected.

The Company also contracts with third parties to offer their digital content through the iTunes Store. The licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the

Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

Many third-party content providers require the Company to provide digital rights management (“DRM”) and other security solutions. If these requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose legislation that would force the Company to license its DRM, which could lessen the protection of content and subject it to piracy and also could affect arrangements with the Company’s content providers.

The Company’s future results could be materially adversely affected if it is found to have infringed on intellectual property rights.

Technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase. In particular, the Company’s cellular enabled products compete with mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company has significantly increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or the merits of any patent claims by potential or actual litigants, the Company may have to engage in protracted litigation. If the Company is found to infringe one or more patents, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, its financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology.

In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses.

In management’s opinion there is not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

The Company’s future performance depends in part on support from third-party software developers.

The Company believes decisions by customers to purchase its hardware products depend in part on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain software applications and services for the Company’s products. If third-party software applications and services cease to be developed and maintained for the Company’s products, customers may choose not to buy the Company’s products, which could materially adversely affect the Company’s financial condition and operating results.

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

With respect to iOS devices, the Company relies on the continued availability and development of compelling and innovative software applications, which are distributed through a single distribution channel, the App Store. The absence of multiple distribution channels, which are available for competing platforms, may limit the availability and acceptance of third-party applications by the Company’s customers, thereby causing developers to reduce or curtail development for the iOS platform. In addition, iOS devices are subject to rapid technological change, and, if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’ products, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.

The Company’s future operating performance depends on the performance of distributors, carriers and other resellers.

The Company distributes its products through wholesalers, resellers, national and regional retailers, and value-added resellers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and third-party products in most of its major markets directly to education customers, cellular network carriers’ distribution channels, resellers and consumers through its online and retail stores.

Carriers providing cellular network service for iPhone typically subsidize users’ purchase of the device. There is no assurance that such subsidies will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.

Many resellers have narrow operating margins and have been negatively affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The Company’s financial condition and operating results could be materially adversely affected if the financial condition of these resellers weakens, if resellers stopped distributing the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.

The Company’s Retail business has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could materially adversely affect the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could materially adversely affect the Company’s financial condition and operating results. These risks and uncertainties include, but are not limited to, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with its existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful. They may materially adversely affect the Company’s financial condition and operating results.

The Company’s products and services experience quality problems from time to time that can result in decreased sales and operating margin.

The Company sells complex hardware and software products and services that can contain design and manufacturing defects. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. The Company’s online services may from time to time experience outages, service slowdowns, or errors. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the hardware, software and services it sells. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on the Company’s financial condition and operating results.

The Company is subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate materially adversely affect the Company’s financial condition or operating results.

The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, areas of labor, advertising, content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health, and safety.

By way of example, laws and regulations related to mobile communications and media devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes could include, among others, restrictions on the production, manufacture, distribution, and use of the device, locking the device to a carrier’s network, or mandating the use of the device on more than one carrier’s network. These devices are also subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications, delays in product shipment dates, or preclude the Company from selling certain products.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. This increases the costs of doing business, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, cause the Company to change or limit its business practices, or affect the Company’s financial condition and operating results. The Company has implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies. Any such violations could individually or in the aggregate materially adversely affect the Company’s financial condition or operating results.

The Company’s success depends largely on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its CEO, its executive team and highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key personnel are located.

Political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect the Company.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses, significant recovery time and substantial expenditures could be required to resume operations and the Company’s financial condition and operating results could be materially adversely affected.

Please also refer to the discussion of risks related to the March 11, 2011, Japan earthquake and tsunami and the recent flooding in Thailand in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Japan Earthquake and Tsunami and Thailand Flooding,” which is incorporated herein by reference.

The Company may be subject to information technology system failures or network disruptions that could damage the Company’s reputation, business operations, and financial conditions.

The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online stores and services, preclude retail store transactions, compromise Company or customer data, and result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting.

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

The Company expects its quarterly revenue and operating results to fluctuate.

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, strengthening U.S. dollar, or price competition. The Company has typically experienced greater net sales in the first fiscal quarter compared to other fiscal quarters due to increased holiday seasonal demand. Furthermore, the Company sells more products from time-to-time during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

The Company’s stock price is subject to volatility.

The Company’s stock continues to experience substantial price volatility. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance. The Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

The Company’s business is subject to the risks of international operations.

The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. The consequences of such violations could individually or in the aggregate materially adversely affect the Company’s financial condition or operating results.

The Company’s financial condition and operating results also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs, political instability, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectability risk on its trade receivables with customers in certain international markets. There can be no assurance it can effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally will lead the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, due to competition or other reasons, the Company may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

Although the Company has not recognized any significant losses to date on its cash, cash equivalents and marketable securities, any significant declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a significant impairment, which could materially adversely affect the Company’s financial condition and operating results.

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of September 24, 2011. The

Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of September 24, 2011. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that have not yet been fully resolved and that have arisen in the ordinary conduct of business, and additional claims may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations, and distracting to management. In recognition of these considerations, the Company may enter into arrangements to settle litigation.

Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.

Changes in the Company’s tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect its future results.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on the Company’s profitability. The Company is also subject to the continual examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect the Company’s financial condition and operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters are located in Cupertino, California. As of September 24, 2011, the Company owned or leased approximately 13.2 million square feet of building space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia-Pacific regions. Of that amount approximately 7.0 million square feet was leased building space, which includes approximately 3.0 million square feet related to retail store space. Of the Company’s owned building space, approximately 2.6 million square feet that is located in Cupertino, California will be demolished to build a second corporate campus. Additionally, the Company owns a total of 584 acres of land in various locations.

As of September 24, 2011, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center and facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center. In addition, the Company owned facilities for research and development and corporate functions in Cupertino, California, including land for the future development of the Company’s second corporate campus. The Company also owned data centers in Newark, California and in North Carolina. Outside the U.S., the Company owned additional facilities for various purposes.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors and continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings

As of September 24, 2011, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected. See the risk factors “The Company’s future results could be materially adversely affected if it is found to have infringed on intellectual property rights.” and “Unfavorable results of legal proceedings could materially adversely affect the Company.” in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2011 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

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

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

These related cases have been filed on January 3, 2005, July 21, 2006 and December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking DRM free versions of any songs downloaded from iTunes or an order requiring the Company to license its DRM to all competing music players. The cases are currently pending.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2011 price range per common share	$422.86 - $327.25	$355.13 - $310.50	$364.90 - $321.31	$325.72 - $275.00

Fiscal 2010 price range per common share	$293.53 - $235.56	$279.01 - $199.25	$231.95 - $190.25	$209.35 - $180.70

Holders

As of October 14, 2011, there were 28,543 shareholders of record.

Dividends

The Company did not declare or pay cash dividends in either 2011 or 2010. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Composite Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Index on September 30, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	September 30, 2006	September 30, 2007	September 30, 2008	September 30, 2009	September 30, 2010	September 30, 2011
Apple Inc.	$100	$199	$148	$241	$369	$495
S&P 500	$100	$116	$91	$85	$93	$94
S&P Computer Hardware	$100	$148	$124	$147	$174	$197
Dow Jones US Technology	$100	$123	$94	$104	$117	$120

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 24, 2011, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except share amounts which are reflected in thousands and per share amounts).

	2011	2010	2009	2008	2007
Net sales	$108,249	$65,225	$42,905	$37,491	$24,578
Net income	$25,922	$14,013	$8,235	$6,119	$3,495
Earnings per common share:
Basic	$28.05	$15.41	$9.22	$6.94	$4.04
Diluted	$27.68	$15.15	$9.08	$6.78	$3.93
Cash dividends declared per common share	$0	$0	$0	$0	$0
Shares used in computing earnings per share:
Basic	924,258	909,461	893,016	881,592	864,595
Diluted	936,645	924,712	907,005	902,139	889,292

Total cash, cash equivalents and marketable securities	$81,570	$51,011	$33,992	$24,490	$15,386
Total assets	$116,371	$75,183	$47,501	$36,171	$24,878
Total long-term obligations (a)	$10,100	$5,531	$3,502	$1,745	$687
Total liabilities	$39,756	$27,392	$15,861	$13,874	$10,347
Total shareholders’ equity	$76,615	$47,791	$31,640	$22,297	$14,531

(a)	The Company did not have any long-term debt during the five years ended September 24, 2011. Long-term obligations exclude non-current deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, iPod, Apple TV, a portfolio of consumer and professional software applications, the iOS and Mac OS X operating systems, iCloud, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store, App Store, iBookstore, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBookstore allow customers to discover and download applications and books through either a Mac or Windows-based computer or through “iOS devices,” namely iPhone, iPad and iPod touch. In January 2011, the Company opened the Mac App Store to allow customers to easily discover, download and install applications for their Macs. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

The Company participates in several highly competitive markets, including mobile communications and media devices with its iPhone, iPad and iPod product families; personal computers with its Mac computers; and distribution of third-party digital content and applications through the iTunes Store, App Store, iBookstore, and Mac App Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that continual investment in research and development and marketing and advertising is critical to the development and sale of innovative products and technologies. The Company’s research and development spending is focused on investing in new hardware and software products, and in further developing its existing products, including iPhone, iPad, Mac, and iPod hardware; iOS and Mac OS X operating systems; and a variety of application software and online services.

The Company uses a variety of direct and indirect distribution channels, such as its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware and software integration, and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

Japan Earthquake and Tsunami and Thailand Flooding

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Certain of the Company’s suppliers are located in Japan, and certain of its other suppliers integrate components or use materials manufactured in Japan in the production of its products. To the extent that component production has been affected, the Company has generally obtained alternative sources of supply or implemented other measures. The Company does not currently believe these events will have a material impact on its operations in the first quarter of 2012 unless conditions worsen, including, but not limited to, power outages and expansion of evacuation zones around the nuclear power plants.

Beyond the first quarter of 2012, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure. Thus, there is a risk that the Company could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect the Company’s financial condition and operating results.

In addition, in recent months several regions of Thailand have experienced severe flooding, causing damage to infrastructure, housing and factories. A number of the Company’s suppliers are located in Thailand. As with Japan, to the extent that component production has been affected, the Company will work to obtain alternative sources of supply or implement other measures. Based on the Company’s current assessment of the situation, it does not believe this event will have a material impact on its operations in the first quarter of 2012; however, because the situation in Thailand is still evolving uncertainty remains regarding the ultimate impact of this event on the Company.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers recognition of revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products, software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

For sales of iPhone, iPad, Apple TV, for sales of iPod touch beginning in June 2010, and for sales of Mac beginning in June 2011, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. In June 2011, the Company announced it would begin providing various non-software services to owners of qualifying versions of iOS devices and Mac. Because the Company has neither VSOE nor TPE for these unspecified software upgrade rights or the non-software services, revenue is allocated to these rights and services based on the Company’s ESPs. Amounts allocated to the unspecified software upgrade rights and non-software services are deferred and recognized on a straight-line basis over the estimated lives of each of these devices, which range from 24 to 48 months. The Company’s process for determining ESPs involves management’s judgment. The Company’s process considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change, including the estimated or actual costs incurred to provide non-software services or the estimated lives of the related devices, or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades and non-software services related to future sales of these devices could change. If the estimated life of one or more of the devices should change, the future rate of amortization of the revenue allocated to the software upgrade rights would also change.

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

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the security before recovery of the its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired, could change in the future due to new developments or changes in assumptions related to any particular security.

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

The Company records accruals for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional accruals for cancellation fees that would negatively affect its results of operations in the period when the cancellation fees are identified and recorded.

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

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 7, “Commitments and Contingencies” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

Net Sales

Fiscal years 2011, 2010 and 2009 each spanned 52 weeks. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Fiscal year 2012 will end on September 29, 2012 and will span 53 weeks, with a 14th week added to the first quarter of 2012.

The following table summarizes net sales by operating segment and net sales and unit sales by product during the three years ended September 24, 2011 (in millions, except unit sales in thousands and per unit amounts):

	2011	Change	2010	Change	2009
Net Sales by Operating Segment:
Americas net sales	$38,315	56%	$24,498	29%	$18,981
Europe net sales	27,778	49%	18,692	58%	11,810
Japan net sales	5,437	37%	3,981	75%	2,279
Asia-Pacific net sales	22,592	174%	8,256	160%	3,179
Retail net sales	14,127	44%	9,798	47%	6,656

Total net sales	$108,249	66%	$65,225	52%	$42,905

Net Sales by Product:
Desktops (a)	$6,439	4%	$6,201	43%	$4,324
Portables (b)	15,344	36%	11,278	18%	9,535

Total Mac net sales	21,783	25%	17,479	26%	13,859

iPod	7,453	(10)%	8,274	2%	8,091
Other music related products and services (c)	6,314	28%	4,948	23%	4,036
iPhone and related products and services (d)	47,057	87%	25,179	93%	13,033
iPad and related products and services (e)	20,358	311%	4,958	NM	0
Peripherals and other hardware (f)	2,330	28%	1,814	23%	1,475
Software, service and other sales (g)	2,954	15%	2,573	7%	2,411

Total net sales	$108,249	66%	$65,225	52%	$42,905

Unit Sales by Product:
Desktops (a)	4,669	1%	4,627	45%	3,182
Portables (b)	12,066	34%	9,035	25%	7,214

Total Mac unit sales	16,735	22%	13,662	31%	10,396

iPod unit sales	42,620	(15)%	50,312	(7)%	54,132

iPhone units sold	72,293	81%	39,989	93%	20,731

iPad units sold	32,394	334%	7,458	NM	0

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Includes sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.
(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.
(e)	Includes revenue recognized from iPad sales, services and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales from the Mac App Store in addition to sales of other Apple-branded and third-party Mac software and Mac and Internet services.
NM	= Not Meaningful

Fiscal Year 2011 versus 2010

Net sales during 2011 increased $43.0 billion or 66% compared to 2010. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $47.1 billion in 2011, representing an increase of $21.9 billion or 87% compared to 2010. iPhone handset unit sales totaled 72.3 million during 2011, representing an increase of 32.3 million units or 81% compared to 2010. iPhone year-over-year net sales growth reflected strong demand for iPhone 4 in all of the Company’s operating segments. The expanded U.S. distribution of iPhone to the Verizon Wireless network beginning in February 2011, continued expansion into new countries, and increased distribution with other new carriers and resellers also contributed to the year-over-year growth of iPhone. As of September 24, 2011, the Company distributed iPhone in 105 countries through 228 carriers. Additionally, the Company distributes iPhone through its direct channels and certain third-party resellers. Net sales of iPhone and related products and services accounted for 43% of the Company’s total net sales for 2011.

•

Net sales of iPad and related products and services, which the Company introduced in the third quarter of 2010, were $20.4 billion in 2011, representing an increase of $15.4 billion or 311% compared to 2010. Unit sales of iPad were 32.4 million during 2011, an increase of 334% from 2010. The year-over-year unit growth and net sales growth were driven by strong iPad demand in all of the Company’s operating segments. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. The Company distributed iPad in 90 countries as of September 24, 2011 compared to 26 countries as of September 25, 2010. Net sales of iPad and related products and services accounted for 19% of the Company’s total net sales for 2011.

•

Mac net sales were $21.8 billion in 2011, representing an increase of $4.3 billion or 25% compared to 2010. Mac unit sales increased by 3.1 million or 22% in 2011 compared to 2010. The year-over-year growth in Mac net sales and unit sales was due primarily to higher demand in all of the Company’s operating segments for MacBook Air and MacBook Pro, which were updated in July 2011 and February 2011, respectively. The year-over-year revenue growth for portables and desktops was 36% and 4%, respectively. Net sales of the Company’s Macs accounted for 20% of the Company’s total net sales for 2011.

•

Net sales of other music related products and services were $6.3 billion in 2011, representing an increase of $1.4 billion or 28% compared to 2010. The increase was due primarily to increased net sales from the iTunes Store, which was largely driven by App Store expansion into new countries that contributed to strong growth in all of the Company’s geographic segments. During 2011, the combined net sales for the iTunes Store, App Store and iBookstore was $5.4 billion, representing an increase of 33% compared to 2010. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content, continued growth in its customer base of iPhone, iPad and iPod, expansion of third-party audio and video content available via the iTunes Store, and continued interest in and growth of the App Store. Net sales of other music related products and services accounted for 6% of the Company’s total net sales for 2011.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in iPod net sales of $821 million or 10% during 2011 compared to 2010. Similarly, iPod unit sales decreased by 15% in 2011 compared to 2010. However, net sales per iPod unit sold increased during 2011 compared to 2010 due primarily to a shift in iPod product mix toward iPod touch. Net sales of iPod accounted for 7% of the Company’s total net sales for 2011.

Fiscal Year 2010 versus 2009

Net sales during 2010 increased $22.3 billion or 52% compared to 2009. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $25.2 billion in 2010 representing an increase of $12.1 billion or 93% compared to 2009. iPhone unit sales totaled 40 million in 2010, which represents an increase of 19.3 million or 93% compared to 2009. iPhone year-over-year growth was attributable primarily to continued growth from existing carriers, expanded distribution with new international carriers and resellers, and strong demand for iPhone 4, which was released in the U.S. in June 2010 and in many other countries over the remainder of 2010. As of September 25, 2010, the Company distributed iPhone in 89 countries through 166 carriers. Net sales of iPhone and related products and services accounted for 39% of the Company’s total net sales for 2010 compared to 30% in 2009.

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

•

Net sales of other music related products and services increased $912 million or 23% during 2010 compared to 2009. This increase was due primarily to growth of the iTunes Store which generated total net sales of $4.1 billion for 2010. The results of the iTunes Store reflect growth of the iTunes App Store, continued growth in the installed base of iPhone, iPad, and iPod customers, and the expansion of third-party audio and video content available for sale and rent via the iTunes Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services accounted for 8% of the Company’s total net sales for 2010 compared to 9% in 2009.

•

Net sales of iPods increased $183 million or 2% during 2010, while iPod unit sales declined by 7% during 2010 compared to 2009. Net sales per iPod unit sold increased by 10% to $164 in 2010 compared to 2009, due to a shift in product mix toward iPod touch. iPod touch experienced strong growth in each of the Company’s reportable operating segments. Net sales of iPods accounted for 13% of the Company’s total net sales for 2010 compared to 19% in 2009.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail operations. The results of the Americas, Europe, Japan and Asia-Pacific reportable segments do not include the results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 11 countries. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 8, “Segment Information and Geographic Data” in Notes to Consolidated Financial Statements of this Form 10-K.

Americas

During 2011, net sales in the Americas segment increased $13.8 billion or 56% compared to 2010. The primary contributors to the growth in net sales was a significant year-over-year increase in iPhone revenue from carrier expansion and strong demand for iPhone 4 and increased sales of iPad and Macs, partially offset by a decrease in iPod net sales. Higher sales of third-party digital content and applications from the iTunes Store and App Store also drove an increase in sales during 2011. The Americas segment represented approximately 35% and 37% of the Company’s total net sales for 2011 and 2010, respectively.

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

Europe

For 2011, net sales in the Europe segment increased $9.1 billion or 49%, compared to 2010. The increase in net sales during 2011 was attributable primarily to the continued year-over-year increase in iPhone revenue from carrier expansion and strong demand for iPhone 4, and increased sales of iPad and Macs, partially offset by a decrease in iPod net sales. The Europe segment represented 26% and 29% of total net sales for 2011 and 2010, respectively.

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

Japan

Japan’s net sales increased $1.5 billion or 37% during 2011 compared to 2010. The key contributors to Japan’s net sales growth were increased iPhone revenue, strong sales of iPad, increased sales of Macs, and strength in the Japanese Yen relative to the U.S. dollar. The Japan segment represented 5% and 6% of total net sales for 2011 and 2010, respectively.

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

Asia-Pacific

Net sales in the Asia Pacific segment increased $14.3 billion or 174% during 2011 compared to 2010. The Company experienced particularly strong year-over-year net sales growth in its Asia Pacific segment during 2011, especially in Greater China, which includes Hong Kong and Taiwan. Korea and Australia also experienced strong year-over-year revenue growth. Higher net sales in the Asia Pacific segment were due mainly to the increase in iPhone revenue primarily attributable to the strong demand for iPhone 4 and carrier expansion, strong sales of iPad, and increased sales of Macs. The Asia Pacific segment represented 21% and 13% of total net sales in 2011 and 2010, respectively.

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

Retail

Retail segment net sales increased $4.3 billion or 44% during 2011 compared to 2010. The increase in net sales was driven primarily by strong demand for iPad, higher sales of Macs, and an increase in iPhone revenue. The Company opened 40 new retail stores during 2011, 28 of which were outside the U.S., ending the year with 357 stores open compared to 317 stores at the end of 2010. As of September 24, 2011, the Company had a total of 245 U.S. retail stores and 112 international retail stores.

During 2011, the Company had an average of 326 stores compared to an average of 288 stores during 2010. The average revenue per store increased 27% to $43.3 million in 2011 compared to $34.1 million in 2010. The Retail segment represented 13% and 15% of total net sales in 2011 and 2010, respectively.

Retail net sales increased $3.1 billion or 47% during 2010 compared to 2009. The increase in net sales was driven primarily by strong demand for iPad, increased sales of Mac desktop and portable systems and a significant year-over-year increase in iPhone revenue. The Company opened 44 new retail stores during 2010, 28 of which were outside the U.S., ending the year with 317 stores open compared to 273 stores at the end of 2009. With an average of 288 stores and 254 stores opened during 2010 and 2009, respectively, average revenue per store increased to $34.1 million in 2010, compared to $26.2 million in 2009. The Retail segment represented 15% and 16% of the Company’s total net sales in 2010 and 2009, respectively.

The Retail segment reported operating income of $3.3 billion during 2011 compared to $2.4 billion during 2010. The year-over-year increase in Retail operating income was primarily attributable to higher overall net sales that resulted in significantly higher average revenue per store during 2011 compared to 2010. The Retail segment reported operating income of $1.7 billion during 2009. The increase in Retail operating income during 2010 compared to 2009 was attributable to higher overall net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since inception totaled $2.8 billion through the end of 2011. As of September 24, 2011, the Retail segment had approximately 36,000 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $2.4 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three years ended September 24, 2011, are as follows (in millions, except gross margin percentages):

	2011	2010	2009
Net sales	$108,249	$65,225	$42,905
Cost of sales	64,431	39,541	25,683

Gross margin	$43,818	$25,684	$17,222

Gross margin percentage	40.5%	39.4%	40.1%

The gross margin percentage in 2011 was 40.5%, compared to 39.4% in 2010. This year-over-year increase in gross margin was largely driven by lower commodity and other product costs.

The gross margin percentage in 2010 was 39.4% compared to 40.1% in 2009. This year-over-year decline in gross margin was primarily attributable to new products that had higher cost structures, including iPad, partially offset by a more favorable sales mix of iPhone, which had a higher gross margin than the Company average.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2011, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers, and potential future component cost and other cost increases.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors including, but not limited to certain of those set forth below in Part I, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain components in sufficient quantities,” which is incorporated herein by reference. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential increases in the cost of components, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three years ended September 24, 2011, are as follows (in millions, except for percentages):

	2011	2010	2009
Research and development	$2,429	$1,782	$1,333
Percentage of net sales	2%	3%	3%
Selling, general and administrative	$7,599	$5,517	$4,149
Percentage of net sales	7%	8%	10%

Research and Development Expense (“R&D”)

R&D expense increased $647 million or 36% to $2.4 billion in 2011 compared to 2010. This increase was due primarily to an increase in headcount and related expenses to support expanded R&D activities. Although total

R&D expense increased 36% during 2011 compared to 2010, it declined slightly as a percentage of net sales, due to the 66% year-over-year growth in the Company’s net sales during 2011.

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

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $2.1 billion or 38% to $7.6 billion during 2011 compared to 2010. This increase was due primarily to the Company’s continued expansion of its Retail segment, increased headcount and related costs, higher spending on professional services and marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

SG&A expense increased $1.4 billion or 33% to $5.5 billion in 2010 compared to 2009. This increase was due primarily to the Company’s continued expansion of its Retail segment, higher spending on marketing and advertising programs, increased share-based compensation expenses and variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Other income and expense for the three years ended September 24, 2011, are as follows (in millions):

	2011	2010	2009
Interest and dividend income	$519	$311	$407
Other expense, net	(104)	(156)	(81)

Total other income and expense	$415	$155	$326

Total other income and expense increased $260 million or 168% to $415 million during 2011 compared to $155 million and $326 million in 2010 and 2009, respectively. The year-over-year increase in other income and expense during 2011 was due primarily to higher interest income and net realized gains on sales of marketable securities. The overall decrease in other income and expense in 2010 compared to 2009 was attributable to the significant declines in interest rates on a year-over-year basis, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. Additionally the Company incurred higher premium expenses on its foreign exchange option contracts, which further reduced the total other income and expense. The weighted average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.77%, 0.75% and 1.43% during 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, the Company had no debt outstanding and accordingly did not incur any related interest expense.

Provision for Income Taxes

The Company’s effective tax rates were approximately 24.2%, 24.4% and 31.8% for 2011, 2010 and 2009, respectively. The Company’s effective rates for these periods differ from the statutory federal income tax rate of

35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 24, 2011, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $3.2 billion, and deferred tax liabilities of $9.2 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the three years ended September 24, 2011 (in millions):

	2011	2010	2009
Cash, cash equivalents and marketable securities	$81,570	$51,011	$33,992
Accounts receivable, net	$5,369	$5,510	$3,361
Inventories	$776	$1,051	$455
Working capital	$17,018	$20,956	$20,049
Annual operating cash flow	$37,529	$18,595	$10,159

Cash, cash equivalents and marketable securities increased $30.6 billion or 60% during 2011. The principal components of this net increase was the cash generated by operating activities of $37.5 billion, which was partially offset by payments for acquisition of property, plant and equipment of $4.3 billion, payments for acquisition of intangible assets of $3.2 billion and payments made in connection with business acquisitions, net of cash acquired, of $244 million. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade with the objective of minimizing the potential risk of principal loss. As of September 24, 2011 and September 25, 2010, $54.3 billion and $30.8 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Capital Assets

The Company’s capital expenditures were $4.6 billion during 2011, consisting of approximately $614 million for retail store facilities and $4.0 billion for other capital expenditures, including product tooling and manufacturing process equipment, real estate for the future development of the Company’s second corporate campus, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during 2011 were $4.3 billion, of which $612 million relates to retail store facilities.

The Company anticipates utilizing approximately $8.0 billion for capital expenditures during 2012, including approximately $900 million for retail store facilities and approximately $7.1 billion for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2012, the Company expects to open about 40 new retail stores, approximately three-quarters of which will be located outside of the U.S.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 24, 2011 and excludes amounts already recorded on the Consolidated Balance Sheet (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$3,032	$338	$727	$665	$1,302
Purchase obligations	13,949	13,949	0	0	0
Other obligations	2,415	2,297	114	4	0

Total	$19,396	$16,584	$841	$669	$1,302

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 24, 2011, the Company’s total future minimum lease payments under noncancelable operating leases were $3.0 billion, of which $2.4 billion related to leases for retail space.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 24, 2011, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.9 billion.

Other Obligations

Other outstanding obligations were $2.4 billion as of September 24, 2011, and were comprised mainly of commitments under long-term supply agreements to make additional inventory component prepayments and to acquire capital equipment, commitments to acquire product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 24, 2011, the Company had non-current deferred tax liabilities of $8.2 billion. Additionally, as of September 24, 2011, the Company had gross unrecognized tax benefits of $1.4 billion and an additional $261 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of either September 24, 2011 or September 25, 2010.

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

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. Given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance these positions will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. Further, the recognition timing of gains and losses related to these instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s financial condition and operating results.

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income and expense is most sensitive to fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities, the fair value of those securities, as well as costs associated with hedging.

The Company’s investment policy and strategy are focused on preservation of capital and supporting the liquidity requirements of the Company. A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy and to objective market benchmarks. The Company’s internal portfolio is benchmarked against external manager performance.

The Company’s exposure to changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy generally requires investments to be investment grade, with the objective of minimizing the potential risk of principal loss.

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 24, 2011, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $913 million incremental decline in the fair market value of the portfolio. As of September 25, 2010, a similar 100 basis point shift in the yield curve would have resulted in a $477 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Foreign Currency Risk

In general, the Company is a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is a risk that the Company will have to adjust local currency product pricing due to competitive pressures when there have been significant volatility in foreign currency exchange rates.

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its material foreign exchange exposures, typically for up to six months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $161 million as of September 24, 2011 compared to a maximum one-day loss in fair value of $103 million as of September 25, 2010. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 24, 2011 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except number of shares which are reflected in thousands and per share amounts)

Three years ended September 24, 2011	2011	2010	2009
Net sales	$108,249	$65,225	$42,905
Cost of sales	64,431	39,541	25,683

Gross margin	43,818	25,684	17,222

Operating expenses:
Research and development	2,429	1,782	1,333
Selling, general and administrative	7,599	5,517	4,149

Total operating expenses	10,028	7,299	5,482

Operating income	33,790	18,385	11,740
Other income and expense	415	155	326

Income before provision for income taxes	34,205	18,540	12,066
Provision for income taxes	8,283	4,527	3,831

Net income	$25,922	$14,013	$8,235

Earnings per common share:
Basic	$28.05	$15.41	$9.22
Diluted	$27.68	$15.15	$9.08

Shares used in computing earnings per share:
Basic	924,258	909,461	893,016
Diluted	936,645	924,712	907,005

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands)

	September 24, 2011	September 25, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$9,815	$11,261
Short-term marketable securities	16,137	14,359
Accounts receivable, less allowances of $53 and $55, respectively	5,369	5,510
Inventories	776	1,051
Deferred tax assets	2,014	1,636
Vendor non-trade receivables	6,348	4,414
Other current assets	4,529	3,447

Total current assets	44,988	41,678

Long-term marketable securities	55,618	25,391
Property, plant and equipment, net	7,777	4,768
Goodwill	896	741
Acquired intangible assets, net	3,536	342
Other assets	3,556	2,263

Total assets	$116,371	$75,183

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$14,632	$12,015
Accrued expenses	9,247	5,723
Deferred revenue	4,091	2,984

Total current liabilities	27,970	20,722

Deferred revenue – non-current	1,686	1,139
Other non-current liabilities	10,100	5,531

Total liabilities	39,756	27,392

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 929,277 and 915,970 shares issued and outstanding, respectively	13,331	10,668
Retained earnings	62,841	37,169
Accumulated other comprehensive income/(loss)	443	(46)

Total shareholders’ equity	76,615	47,791

Total liabilities and shareholders’ equity	$116,371	$75,183

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except number of shares which are reflected in thousands)

	Common Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income/ (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances as of September 27, 2008	888,326	$7,177	$15,129	$(9)	$22,297

Components of comprehensive income:
Net income	0	0	8,235	0	8,235
Change in foreign currency translation	0	0	0	(14)	(14)
Change in unrealized gains/losses on marketable securities, net of tax	0	0	0	118	118
Change in unrecognized gains/losses on derivative instruments, net of tax	0	0	0	(18)	(18)

Total comprehensive income					8,321
Share-based compensation	0	707	0	0	707
Common stock issued under stock plans, net of shares withheld for employee taxes	11,480	404	(11)	0	393
Tax benefit from equity awards, including transfer pricing adjustments	0	(78)	0	0	(78)

Balances as of September 26, 2009	899,806	8,210	23,353	77	31,640

Components of comprehensive income:
Net income	0	0	14,013	0	14,013
Change in foreign currency translation	0	0	0	7	7
Change in unrealized gains/losses on marketable securities, net of tax	0	0	0	123	123
Change in unrecognized gains/losses on derivative instruments, net of tax	0	0	0	(253)	(253)

Total comprehensive income					13,890
Share-based compensation	0	876	0	0	876
Common stock issued under stock plans, net of shares withheld for employee taxes	16,164	703	(197)	0	506
Tax benefit from equity awards, including transfer pricing adjustments	0	879	0	0	879

Balances as of September 25, 2010	915,970	10,668	37,169	(46)	47,791

Components of comprehensive income:
Net income	0	0	25,922	0	25,922
Change in foreign currency translation	0	0	0	(12)	(12)
Change in unrealized gains/losses on marketable securities, net of tax	0	0	0	(41)	(41)
Change in unrecognized gains/losses on derivative instruments, net of tax	0	0	0	542	542

Total comprehensive income					26,411
Share-based compensation	0	1,168	0	0	1,168
Common stock issued under stock plans, net of shares withheld for employee taxes	13,307	561	(250)	0	311
Tax benefit from equity awards, including transfer pricing adjustments	0	934	0	0	934

Balances as of September 24, 2011	929,277	$13,331	$62,841	$443	$76,615

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three years ended September 24, 2011	2011	2010	2009
Cash and cash equivalents, beginning of the year	$11,261	$5,263	$11,875

Operating activities:
Net income	25,922	14,013	8,235
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	1,814	1,027	734
Share-based compensation expense	1,168	879	710
Deferred income tax expense	2,868	1,440	1,040
Changes in operating assets and liabilities:
Accounts receivable, net	143	(2,142)	(939)
Inventories	275	(596)	54
Vendor non-trade receivables	(1,934)	(2,718)	586
Other current and non-current assets	(1,391)	(1,610)	(713)
Accounts payable	2,515	6,307	92
Deferred revenue	1,654	1,217	521
Other current and non-current liabilities	4,495	778	(161)

Cash generated by operating activities	37,529	18,595	10,159

Investing activities:
Purchases of marketable securities	(102,317)	(57,793)	(46,724)
Proceeds from maturities of marketable securities	20,437	24,930	19,790
Proceeds from sales of marketable securities	49,416	21,788	10,888
Payments made in connection with business acquisitions, net of cash acquired	(244)	(638)	0
Payments for acquisition of property, plant and equipment	(4,260)	(2,005)	(1,144)
Payments for acquisition of intangible assets	(3,192)	(116)	(69)
Other	(259)	(20)	(175)

Cash used in investing activities	(40,419)	(13,854)	(17,434)

Financing activities:
Proceeds from issuance of common stock	831	912	475
Excess tax benefits from equity awards	1,133	751	270
Taxes paid related to net share settlement of equity awards	(520)	(406)	(82)

Cash generated by financing activities	1,444	1,257	663

(Decrease)/increase in cash and cash equivalents	(1,446)	5,998	(6,612)

Cash and cash equivalents, end of the year	$9,815	$11,261	$5,263

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,338	$2,697	$2,997

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac, and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, education, enterprise and government customers.

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

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2011, 2010 and 2009 ended on September 24, 2011, September 25, 2010 and September 26, 2009, respectively, and included 52 weeks each. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Fiscal year 2012 will end on September 29, 2012, and will span 53 weeks, with a 14th week added to the first quarter of 2012. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

During the first quarter of 2011, the Company adopted the Financial Accounting Standard Board’s (“FASB”) new accounting standard on consolidation of variable interest entities. This new accounting standard eliminates the mandatory quantitative approach in determining control for evaluating whether variable interest entities need to be consolidated in favor of a qualitative analysis, and requires an ongoing reassessment of control over such entities. The adoption of this new accounting standard did not impact the Company’s consolidated financial statements.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products, software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

The Company sells software and peripheral products obtained from other companies. The Company generally establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with its customers, and assumes the credit risk for amounts billed to its customers. Accordingly, the Company generally recognizes revenue for the sale of products obtained from other companies based on the gross amount billed. For sales of third-party software applications for iPhone, iPad and iPod touch (“iOS devices”) and Macs made through the App Store and the Mac App Store, the Company is not the primary obligor to users of the software, and third- party developers determine the selling price of their software. Therefore, the Company accounts for such sales on a net basis by recognizing only the commission it retains from each sale and including that commission in net sales in the Consolidated Statements of Operations. The portion of the sales price paid by users that is remitted by the Company to third-party developers is not reflected in the Company’s Consolidated Statements of Operations.

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. This includes amounts that have been deferred for unspecified and specified software upgrade rights and non-software services that are attached to hardware and software products. The Company sells gift cards redeemable at its retail and online stores, and also sells gift cards redeemable on the iTunes Store for the purchase of content and software. The Company records deferred revenue upon the sale of the card, which is relieved upon redemption of the card by the customer. Revenue from AppleCare service and support contracts is deferred and recognized over the service coverage periods. AppleCare service and support contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.

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

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

For sales of iPhone, iPad, Apple TV, for sales of iPod touch beginning in June 2010, and for sales of Mac beginning in June 2011, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features to the essential software bundled with each of these hardware products free of charge to customers. Essential software for iOS devices includes iOS and related applications and for Mac includes Mac OS X and iLife. In June 2011, the Company announced it would provide various non-software services to owners of qualifying versions of iOS devices and Mac. The Company has identified up to three deliverables in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with the purchase of iOS devices, Mac and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The third deliverable is the non-software services to be provided to qualifying versions of iOS devices and Mac. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the embedded unspecified software upgrade rights and the non-software services are deferred and recognized on a straight-line basis over the estimated lives of each of these devices, which range from 24 to 48 months. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iOS devices, Mac and Apple TV. This view is primarily based on the fact that unspecified upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. The Company also believes its customers would be unwilling to pay a significant amount for access to the non-software services because other companies offer similar services at little or no cost to users. Therefore, the Company has concluded that if it were to sell upgrade rights or access to the non-software services on a standalone basis, including those rights and services attached to iOS devices, Mac and Apple TV, the selling prices would be relatively low. Key factors considered by the Company in developing the ESPs for software upgrade rights include prices charged by the Company for similar offerings, market trends for pricing of Mac and iOS compatible software, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider, when appropriate, the impact of other products and services, including advertising services, on selling price assumptions when developing and reviewing its ESPs for software upgrade rights and related deliverables. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist and product-specific business objectives. When relevant, the same factors are considered by the Company in developing ESPs for offerings such as the non-software services; however, the primary consideration in developing ESPs for the non-software services is the estimated cost to provide such services over the estimated life of the related devices, including consideration for a reasonable profit margin.

Beginning with the Company’s June 2011 announcement of the upcoming release of the non-software services and Mac OS X Lion, the Company’s combined ESP for the unspecified software upgrade rights and the right to receive the non-software services are as follows: $16 for iPhone and iPad, $11 for iPod touch, and $22 for Mac. The Company’s ESP for the embedded unspecified software upgrade right included with each Apple TV is $5 for 2011 and $10 for fiscal years prior to 2011. Amounts allocated to the embedded unspecified software upgrade rights and the non-software services associated with iOS devices and Apple TV are recognized on a straight-line basis over 24 months, and amounts allocated to the embedded unspecified software upgrade rights and the non-software services associated with Macs are recognized on a straight-line basis over 48 months.

The Company’s ESP for the software upgrade right included with each iPhone sold beginning with the introduction of iPhone in June 2007 through the Company’s second quarter of 2010 was $25. Beginning in April 2010 in conjunction with the Company’s announcement of iOS 4 for iPhone, the Company lowered its ESP for the software upgrade right included with each iPhone to $10. Beginning with initial sales of iPad in April 2010, the Company’s ESP for the embedded software upgrade right included with the sale of each iPad is $10, and the Company’s ESP for the embedded software upgrade right included with each iPod touch sold beginning in June 2010 is $5.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific software accounting guidance. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Beginning in July 2011, the sale of certain upgrades to Mac OS X and Mac versions of iLife include when-and-if-available upgrade rights for which the Company does not have VSOE. Therefore, beginning in July 2011 the Company defers all revenue from the sale of upgrades to the Mac OS and Mac versions of iLife and recognizes it ratably over 36 months.

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

The Company did not capitalize any software development costs during 2011 and 2010. In 2009, the Company capitalized $71 million of costs associated with the development of Mac OS X Version 10.6 Snow Leopard (“Mac OS X Snow Leopard”), which was released during the fourth quarter of 2009. The capitalized costs are being amortized to cost of sales on a straight-line basis over a three year estimated useful life of the underlying technology.

Total amortization related to capitalized software development costs was $30 million, $48 million and $25 million in 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $933 million, $691 million and $501 million for 2011, 2010 and 2009, respectively.

Share-based Compensation

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes share-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. In addition, the Company recognizes the indirect effects of share-based compensation on research and development tax credits, foreign tax credits and domestic manufacturing deductions in the Consolidated Statements of Operations. Further information regarding share-based compensation can be found in Note 6, “Shareholders’ Equity and Share-based Compensation” of this Form 10-K.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 5, “Income Taxes” of this Form 10-K for additional information.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended September 24, 2011 (in thousands, except net income in millions and per share amounts):

	2011	2010	2009
Numerator:
Net income	$25,922	$14,013	$8,235
Denominator:
Weighted-average shares outstanding	924,258	909,461	893,016
Effect of dilutive securities	12,387	15,251	13,989

Weighted-average diluted shares	936,645	924,712	907,005

Basic earnings per common share	$28.05	$15.41	$9.22

Diluted earnings per common share	$27.68	$15.15	$9.08

Potentially dilutive securities representing 1.7 million, 1.6 million and 12.6 million shares of common stock for 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

Financial Instruments

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt and equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company classifies its marketable equity securities, including mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations. The Company’s marketable debt and equity securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company had no fair value hedges in 2011, 2010 and 2009. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. Derivatives that do not qualify as hedges must be adjusted to fair value through current income.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to five years for equipment, and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $1.6 billion, $815 million and $606 million during 2011, 2010 and 2009, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any significant impairments during 2011, 2010 and 2009.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or intangible asset impairment charges in 2011, 2010 and 2009. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods generally ranging between three to seven years.

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income in shareholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were insignificant and have been included in the Company’s results of operations.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 24, 2011 and September 25, 2010 (in millions):

	September 24, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$2,903	$0	$0	$2,903	$2,903	$0	$0

Level 1:
Money market funds	1,911	0	0	1,911	1,911	0	0
Mutual funds	1,227	0	(34)	1,193	0	1,193	0

Subtotal	3,138	0	(34)	3,104	1,911	1,193	0

Level 2:
U.S. Treasury securities	10,717	39	(3)	10,753	1,250	2,149	7,354
U.S. agency securities	13,467	24	(3)	13,488	225	1,818	11,445
Non-U.S. government securities	5,559	11	(2)	5,568	551	1,548	3,469
Certificates of deposit and time deposits	4,175	2	(2)	4,175	728	977	2,470
Commercial paper	2,853	0	0	2,853	2,237	616	0
Corporate securities	35,241	132	(114)	35,259	10	7,241	28,008
Municipal securities	3,411	56	0	3,467	0	595	2,872

Subtotal	75,423	264	(124)	75,563	5,001	14,944	55,618

Total	$81,464	$264	$(158)	$81,570	$9,815	$16,137	$55,618

	September 25, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$1,690	$0	$0	$1,690	$1,690	$0	$0

Level 1:
Money market funds	2,753	0	0	2,753	2,753	0	0

Level 2:
U.S. Treasury securities	9,872	42	0	9,914	2,571	2,130	5,213
U.S. agency securities	8,717	10	0	8,727	1,916	4,339	2,472
Non-U.S. government securities	2,648	13	0	2,661	10	865	1,786
Certificates of deposit and time deposits	2,735	5	(1)	2,739	374	850	1,515
Commercial paper	3,168	0	0	3,168	1,889	1,279	0
Corporate securities	17,349	102	(9)	17,442	58	4,522	12,862
Municipal securities	1,899	19	(1)	1,917	0	374	1,543

Subtotal	46,388	191	(11)	46,568	6,818	14,359	25,391

Total	$50,831	$191	$(11)	$51,011	$11,261	$14,359	$25,391

The net unrealized gains as of September 24, 2011 and September 25, 2010 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized net realized gains of $110 million during 2011 and no significant net realized gains or losses during 2010 and 2009 related to such sales. The maturities of the Company’s long-term marketable securities generally range from one year to five years.

As of September 24, 2011 and September 25, 2010, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During 2011, 2010 and 2009, the Company did not recognize any significant impairment charges. As of September 24, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases generally up to six months.

To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates.

The Company may also enter into foreign currency forward and option contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item the derivative relates to.

The Company had a net deferred gain associated with cash flow hedges of approximately $290 million and a net deferred loss associated with cash flow hedges of approximately $252 million, net of taxes, recorded in AOCI as of September 24, 2011 and September 25, 2010, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of September 24, 2011 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2011, 2010 and 2009.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of September 24, 2011 and September 25, 2010, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The Company recognized in other income and expense a net loss of $158 million, $123 million and $133 million on foreign currency forward and option contracts not designated as hedging instruments during 2011, 2010 and 2009, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table summarizes the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 24, 2011 and September 25, 2010 (in millions):

	2011		2010
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$13,705	$537	$13,957	$62

Instruments other than accounting hedges:
Foreign exchange contracts	$9,891	$56	$10,727	$45

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of September 24, 2011, the Company received cash collateral related to the derivative instruments under its collateral security arrangements of $288 million, which it recorded as accrued expenses in the Consolidated Balance Sheet. As of September 25, 2010, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $445 million, which it recorded as other current assets in the Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of September 24, 2011 or September 25, 2010.

The following tables summarize the gross fair value of the Company’s derivative instruments as reflected in the Consolidated Balance Sheets as of September 24, 2011 and September 25, 2010 (in millions):

	September 24, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$460	$56	$516

Derivative liabilities (b):
Foreign exchange contracts	$72	$37	$109

	September 25, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$62	$45	$107

Derivative liabilities (b):
Foreign exchange contracts	$488	$118	$606

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

The following table summarizes the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the consolidated financial statements for the years ended September 24, 2011 and September 25, 2010 (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI - Effective Portion (c)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (c)		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 24, 2011	September 25, 2010	September 24, 2011 (a)	September 25, 2010 (b)	Location	September 24, 2011	September 25, 2010
Cash flow hedges:
Foreign exchange contracts	$153	$(267)	$(704)	$115	Other income and expense	$(213)	$(175)
Net investment hedges:
Foreign exchange contracts	(43)	(41)	0	0	Other income and expense	1	1

Total	$110	$(308)	$(704)	$115		$(212)	$(174)

(a)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $(349) million and $(355) million were recognized within net sales and cost of sales, respectively, within the Consolidated Statement of Operations for the year ended September 24, 2011. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the year ended September 24, 2011.

(b)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $158 million and $(43) million were recognized within net sales and cost of sales, respectively, within the Consolidated Statement of Operations for the year ended September 25, 2010. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the year ended September 25, 2010.

(c)	Refer to Note 6, “Shareholders’ Equity and Share-based Compensation” of this Form 10-K, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements.

As of September 24, 2011, there were no customers that accounted for 10% or more of the Company’s total trade receivables. Trade receivables from two of the Company’s customers accounted for 15% and 12% of total trade receivables as of September 25, 2010. The Company’s cellular network carriers accounted for 52% and 64% of trade receivables as of September 24, 2011 and September 25, 2010, respectively. The additions and write-offs to the Company’s allowance for doubtful accounts during 2011, 2010 and 2009 were not significant.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from two of the Company’s vendors accounted for 53% and 29% of total non-trade receivables as of September 24, 2011 and vendor non-trade receivables from two of the Company’s vendors accounted for 57% and 24% of total non-trade receivables as of September 25, 2010. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time any profit is recognized as a reduction of cost of sales.

Note 3 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 24, 2011 and September 25, 2010 (in millions):

Property, Plant and Equipment

	2011	2010
Land and buildings	$2,059	$1,471
Machinery, equipment and internal-use software	6,926	3,589
Office furniture and equipment	184	144
Leasehold improvements	2,599	2,030

Gross property, plant and equipment	11,768	7,234
Accumulated depreciation and amortization	(3,991)	(2,466)

Net property, plant and equipment	$7,777	$4,768

Accrued Expenses

	2011	2010
Deferred margin on component sales	$2,038	$663
Accrued warranty and related costs	1,240	761
Accrued taxes	1,140	658
Accrued marketing and selling expenses	598	396
Accrued compensation and employee benefits	590	436
Other current liabilities	3,641	2,809

Total accrued expenses	$9,247	$5,723

Non-Current Liabilities

	2011	2010
Deferred tax liabilities	$8,159	$4,300
Other non-current liabilities	1,941	1,231

Total other non-current liabilities	$10,100	$5,531

Note 4 – Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods generally ranging between three to seven years. The following table summarizes the components of gross and net intangible asset balances as of September 24, 2011 and September 25, 2010 (in millions):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired intangible assets	$3,873	$(437)	$3,436	$487	$(245)	$242
Indefinite lived and non-amortizable trademarks	100	0	100	100	0	100

Total acquired intangible assets	$3,973	$(437)	$3,536	$587	$(245)	$342

During 2011 and 2010, the Company completed various business acquisitions. In 2011, the aggregate cash consideration, net of cash acquired, was $244 million, of which $167 million was allocated to goodwill and $77 million to acquired intangible assets. In 2010, the aggregate cash consideration, net of cash acquired, was $638 million, of which $535 million was allocated to goodwill and $107 million to acquired intangible assets.

During 2011, the Company, as part of a consortium, acquired Nortel Networks Corporation’s patent portfolio for an overall purchase price of $4.5 billion, of which the Company’s contribution was approximately $2.6 billion. The majority of the acquisition price has been recorded in acquired intangible assets, which the Company expects to amortize over seven years. The Department of Justice is reviewing this transaction.

The Company’s gross carrying amount of goodwill was $896 million and $741 million as of September 24, 2011 and September 25, 2010, respectively. The Company did not have any goodwill impairment during 2011, 2010 or 2009. The Company’s goodwill is allocated primarily to the Americas and Europe reportable operating segments.

Amortization expense related to acquired intangible assets was $192 million, $69 million and $53 million in 2011, 2010 and 2009, respectively. As of September 24, 2011 the weighted-average amortization period for acquired intangible assets was 6.2 years. The expected annual amortization expense related to acquired intangible assets as of September 24, 2011, is as follows (in millions):

Years
2012	$520
2013	596
2014	608
2015	441
2016	426
Thereafter	845

Total	$3,436

Note 5 – Income Taxes

The provision for income taxes for the three years ended September 24, 2011, consisted of the following (in millions):

	2011	2010	2009
Federal:
Current	$3,884	$2,150	$1,922
Deferred	2,998	1,676	1,077

	6,882	3,826	2,999

State:
Current	762	655	524
Deferred	37	(115)	(2)

	799	540	522

Foreign:
Current	769	282	345
Deferred	(167)	(121)	(35)

	602	161	310

Provision for income taxes	$8,283	$4,527	$3,831

The foreign provision for income taxes is based on foreign pretax earnings of $24.0 billion, $13.0 billion and $6.6 billion in 2011, 2010 and 2009, respectively. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. As of September 24, 2011, U.S. income taxes have not been provided on a cumulative total of $23.4 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $8.0 billion.

As of September 24, 2011 and September 25, 2010, $54.3 billion and $30.8 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

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

As of September 24, 2011 and September 25, 2010, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2011	2010
Deferred tax assets:
Accrued liabilities and other reserves	$1,610	$1,369
Basis of capital assets and investments	390	179
Share-based compensation	355	308
Other	795	707

Total deferred tax assets	3,150	2,563
Less valuation allowance	0	0

Deferred tax assets, net of valuation allowance	3,150	2,563

Deferred tax liabilities:
Unremitted earning of foreign subsidiaries	8,896	4,979
Other	272	150

Total deferred tax liabilities	9,168	5,129

Net deferred tax liabilities	$(6,018)	$(2,566)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2011, 2010 and 2009) to income before provision for income taxes for the three years ended September 24, 2011, is as follows (in millions):

	2011	2010	2009
Computed expected tax	$11,973	$6,489	$4,223
State taxes, net of federal effect	552	351	339
Indefinitely invested earnings of foreign subsidiaries	(3,898)	(2,125)	(647)
Research and development credit, net	(167)	(23)	(84)
Domestic production activities deduction	(168)	(48)	(36)
Other	(9)	(117)	36

Provision for income taxes	$8,283	$4,527	$3,831

Effective tax rate	24.2%	24.4%	31.8%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $1.1 billion, $742 million and $246 million in 2011, 2010 and 2009, respectively, which were reflected as increases to common stock.

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

As of September 24, 2011, the total amount of gross unrecognized tax benefits was $1.4 billion, of which $563 million, if recognized, would affect the Company’s effective tax rate. As of September 25, 2010, the total amount of gross unrecognized tax benefits was $943 million, of which $404 million, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended September 24, 2011, is as follows (in millions):

	2011	2010	2009
Beginning Balance	$943	971	$506
Increases related to tax positions taken during a prior year	49	61	341
Decreases related to tax positions taken during a prior year	(39)	(224)	(24)
Increases related to tax positions taken during the current year	425	240	151
Decreases related to settlements with taxing authorities	0	(102)	0
Decreases related to expiration of statute of limitations	(3)	(3)	(3)

Ending Balance	$1,375	$943	$971

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 24, 2011 and September 25, 2010, the total amount of gross interest and penalties accrued was $261 million and $247 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest expense in 2011 and 2009 of $14 million and $64 million, respectively, and in 2010 the Company recognized an interest benefit of $43 million.

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

Note 6 – Shareholders’ Equity and Share-based Compensation

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities classified as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of AOCI, net of taxes, as of September 24, 2011, September 25, 2010, and September 26, 2009 (in millions):

	2011	2010	2009
Net unrealized gains/losses on marketable securities	$130	$171	$48
Net unrecognized gains/losses on derivative instruments	290	(252)	1
Cumulative foreign currency translation	23	35	28

Accumulated other comprehensive income/(loss)	$443	$(46)	$77

The change in fair value of available-for-sale securities included in other comprehensive income was $(41) million, $123 million and $118 million, net of taxes in 2011, 2010 and 2009, respectively. The tax effect related to the change in unrealized gains/losses on available-for-sale securities was $24 million, $(72) million and $(78) million for 2011, 2010 and 2009, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three years ended September 24, 2011 (in millions):

	2011	2010	2009
Changes in fair value of derivatives	$92	$(180)	$204
Adjustment for net gains/losses realized and included in net income	450	(73)	(222)

Change in unrecognized gains/losses on derivative instruments	$542	$(253)	$(18)

The tax effect related to the changes in fair value of derivatives was $(50) million, $97 million and $(135) million for 2011, 2010 and 2009, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to income was $(250) million, $43 million and $149 million for 2011, 2010 and 2009, respectively.

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based equity grants to employees, including executive officers. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. Options granted under the 2003 Plan generally expire seven to ten years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual, semi-annual or quarterly vesting. In general, RSUs granted under the 2003 Plan vest over two to four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to an award granted under the 2003 Plan (other than a stock option or stock appreciation right) reduces the number of shares available for grant under the plan by two shares, whereas shares issued in respect of an option or stock appreciation right count against the number of shares available for grant on a one-for-one basis. As of September 24, 2011, approximately 50.8 million shares were reserved for future issuance under the 2003 Plan.

1997 Director Stock Plan

The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. As of September 24, 2011, approximately 190,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2011, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Phil Schiller and Jeffrey E. Williams, and directors William V. Campbell and Arthur D. Levinson had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or a formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 24, 2011, approximately 3.1 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Employee Savings Plan (the “Savings Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for calendar year 2011). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the Savings Plan were $90 million, $72 million and $59 million in 2011, 2010 and 2009, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three years ended September 24, 2011, is as follows (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 27, 2008	7,040	$134.91
RSUs units granted	7,786	$111.80
RSUs vested	(1,935)	$124.87
RSUs cancelled	(628)	$121.28

Balance at September 26, 2009	12,263	$122.52
RSUs units granted	6,178	$214.37
RSUs vested	(4,685)	$119.85
RSUs cancelled	(722)	$147.56

Balance at September 25, 2010	13,034	$165.63
RSUs units granted	6,667	$312.63
RSUs vested	(4,513)	$168.08
RSUs cancelled	(742)	$189.08

Balance at September 24, 2011	14,446	$231.49	$5,840,503

The fair value as of the vesting date of RSUs was $1.5 billion, $1.0 billion and $221 million for 2011, 2010 and 2009, respectively. The majority of RSUs that vested in 2011, 2010 and 2009, were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 1.6 million, 1.8 million and 707,000 for 2011, 2010 and 2009, respectively, and were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $520 million, $406 million and $82 million in 2011, 2010 and 2009, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Option Activity

A summary of the Company’s stock option activity and related information for the three years ended September 24, 2011, is as follows (in thousands, except per share amounts and contractual term in years):

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 27, 2008	44,146	$74.39
Options granted	234	$106.84
Options cancelled	(1,241)	$122.98
Options exercised	(8,764)	$41.78

Balance at September 26, 2009	34,375	$81.17
Options granted	34	$202.00
Options assumed	98	$11.99
Options cancelled	(430)	$136.27
Options exercised	(12,352)	$62.69

Balance at September 25, 2010	21,725	$90.46
Options granted	1	$342.62
Options cancelled	(163)	$128.42
Options exercised	(9,697)	$67.63

Balance at September 24, 2011	11,866	$108.64	2.38	$3,508,243

Exercisable at September 24, 2011	11,089	$104.97	2.31	$3,319,374
Expected to vest after September 24, 2011	777	$161.23	3.38	$188,869

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $2.6 billion, $2.0 billion and $827 million for 2011, 2010 and 2009, respectively.

Share-based Compensation

Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the BSM option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The Company recognizes share-based compensation cost as expense on a straight-line basis over the requisite service period.

The Company granted 1,370 stock options, 34,000 stock options and 234,000 stock options during 2011, 2010 and 2009, respectively. The weighted-average grant date fair value of stock options granted during 2011, 2010 and 2009 was $181.13, $108.58 and $46.71 per share, respectively.

The Company did not assume any stock options in conjunction with business combinations during 2011 or 2009. During 2010, the Company assumed 98,000 stock options, which had a weighted-average fair value of $216.82 per share.

The weighted-average fair value of stock purchase rights per share was $71.47, $45.03 and $30.62 during 2011, 2010 and 2009, respectively.

The following table provides a summary of the share-based compensation expense included in the Consolidated Statements of Operations for the three years ended September 24, 2011 (in millions):

	2011	2010	2009
Cost of sales	$200	$151	$114
Research and development	450	323	258
Selling, general and administrative	518	405	338

Total share-based compensation expense	$1,168	$879	$710

The income tax benefit related to share-based compensation expense was $467 million, $314 million and $266 million for 2011, 2010 and 2009, respectively. As of September 24, 2011, the total unrecognized compensation cost related to outstanding stock options and RSUs was $2.6 billion, which the Company expects to recognize over a weighted-average period of 3.7 years.

Note 7 – Commitments and Contingencies

Accrued Warranty and Indemnification

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

The following table reconciles changes in the Company’s accrued warranty and related costs for the three years ended September 24, 2011 (in millions):

	2011	2010	2009
Beginning accrued warranty and related costs	$761	$577	$671
Cost of warranty claims	(1,147)	(713)	(534)
Accruals for product warranty	1,626	897	440

Ending accrued warranty and related costs	$1,240	$761	$577

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of either September 24, 2011 or September 25, 2010.

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

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources, which subjects the Company to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into various agreements for the supply of components; however there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the mobile communication and media device, and personal computer industries also compete for various components with other industries that have experienced increased demand for their products. The Company also uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are primarily located in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturer for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2012 and 2022. As of September 24, 2011, the Company had a total of $2.3 billion of inventory component prepayments outstanding, of which $728 million are classified as other current assets and $1.6 billion are classified as other assets in the Consolidated Balance Sheets. The Company had a total of $956 million of inventory component prepayments outstanding as of September 25, 2010. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement.

Other Off-Balance Sheet Commitments

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. As of September 24, 2011, the Company’s total future minimum lease payments under noncancelable operating leases were $3.0 billion, of which $2.4 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $338 million, $271 million and $231 million in 2011, 2010 and 2009, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 24, 2011, are as follows (in millions):

Years
2012	$338
2013	365
2014	362
2015	345
2016	320
Thereafter	1,302

Total minimum lease payments	$3,032

Other Commitments

As of September 24, 2011, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $13.9 billion.

Additionally, other outstanding obligations were $2.4 billion as of September 24, 2011, and were comprised mainly of commitments under long-term supply agreements to make additional inventory component prepayments and to acquire capital equipment, commitments to acquire product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part I Item 1A under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

Note 8 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail operations. The results of the Americas, Europe, Japan and Asia-Pacific reportable segments do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 11 countries. Each reportable operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $612 million, $392 million and $369 million for 2011, 2010 and 2009, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 19 high-profile stores as of September 24, 2011. Amounts allocated to corporate expense resulting from the operations of high-profile stores were $102 million, $75 million and $65 million for 2011, 2010 and 2009, respectively.

Summary information by operating segment for the three years ended September 24, 2011 is as follows (in millions):

	2011	2010	2009
Americas:
Net sales	$38,315	$24,498	$18,981
Operating income	$13,538	$7,590	$6,658
Depreciation, amortization and accretion	$15	$12	$12
Segment assets (a)	$3,807	$2,809	$1,896

Europe:
Net sales	$27,778	$18,692	$11,810
Operating income	$11,528	$7,524	$4,296
Depreciation, amortization and accretion	$9	$9	$7
Segment assets	$2,985	$1,926	$1,352

Japan:
Net sales	$5,437	$3,981	$2,279
Operating income	$2,481	$1,846	$961
Depreciation, amortization and accretion	$3	$3	$2
Segment assets	$804	$991	$483

Asia-Pacific:
Net sales	$22,592	$8,256	$3,179
Operating income	$9,587	$3,647	$1,100
Depreciation, amortization and accretion	$3	$3	$3
Segment assets	$1,913	$1,622	$529

Retail:
Net sales	$14,127	$9,798	$6,656
Operating income	$3,344	$2,364	$1,677
Depreciation, amortization and accretion (b)	$223	$163	$146
Segment assets (b)	$2,940	$1,829	$1,344

(a)

The Americas asset figures do not include fixed assets held in the U.S. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate and Retail assets figures below.

(b)	Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure.

A reconciliation of the Company’s segment operating income and assets to the consolidated financial statements for the three years ended September 24, 2011 is as follows (in millions):

	2011	2010	2009
Segment operating income	$40,478	$22,971	$14,692
Other corporate expenses, net (a)	(5,520)	(3,707)	(2,242)
Share-based compensation expense	(1,168)	(879)	(710)

Total operating income	$33,790	$18,385	$11,740

Segment assets	$12,449	$9,177	$5,604
Corporate assets	103,922	66,006	41,897

Consolidated assets	$116,371	$75,183	$47,501

Segment depreciation, amortization and accretion	$253	$190	$170
Corporate depreciation, amortization and accretion	1,561	837	564

Consolidated depreciation, amortization and accretion	$1,814	$1,027	$734

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

The U.S. and China were the only countries that accounted for more than 10% of Company’s net sales in 2011. No single country other than the U.S. accounted for more than 10% of net sales in 2010 or 2009. There was no single customer that accounted for more than 10% of net sales in 2011 or 2010. One of the Company’s customers accounted for 11% of net sales in 2009. Net sales for the three years ended September 24, 2011 and long-lived assets as of September 24, 2011, September 25, 2010 and September 26, 2009 are as follows (in millions):

	2011	2010	2009
Net sales:
U.S.	$41,812	$28,633	$22,325
China (a)	12,472	2,764	769
Other countries	53,965	33,828	19,811

Total net sales	$108,249	$65,225	$42,905

Long-lived assets:
U.S.	$4,375	$3,096	$2,348
China (a)	2,613	1,245	365
Other countries	1,090	661	480

Total long-lived assets	$8,078	$5,002	$3,193

(a)	China includes Hong Kong. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Information regarding net sales by product for the three years ended September 24, 2011, is as follows (in millions):

	2011	2010	2009
Desktops (a)	$6,439	$6,201	$4,324
Portables (b)	15,344	11,278	9,535

Total Mac net sales	21,783	17,479	13,859

iPod	7,453	8,274	8,091
Other music related products and services (c)	6,314	4,948	4,036
iPhone and related products and services (d)	47,057	25,179	13,033
iPad and related products and services (e)	20,358	4,958	0
Peripherals and other hardware (f)	2,330	1,814	1,475
Software, service and other net sales (g)	2,954	2,573	2,411

Total net sales	$108,249	$65,225	$42,905

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Includes sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.
(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.
(e)	Includes revenue recognized from iPad sales, services and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales from the Mac App Store in addition to sales of other Apple-branded and third-party Mac software and Mac and Internet services.

Note 9 – Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 24, 2011 and September 25, 2010 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011
Net sales	$28,270	$28,571	$24,667	$26,741
Gross margin	$11,380	$11,922	$10,218	$10,298
Net income	$6,623	$7,308	$5,987	$6,004
Earnings per common share:
Basic	$7.13	$7.89	$6.49	$6.53
Diluted	$7.05	$7.79	$6.40	$6.43

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010
Net sales	$20,343	$15,700	$13,499	$15,683
Gross margin	$7,512	$6,136	$5,625	$6,411
Net income	$4,308	$3,253	$3,074	$3,378
Earnings per common share:
Basic	$4.71	$3.57	$3.39	$3.74
Diluted	$4.64	$3.51	$3.33	$3.67

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 24, 2011 and September 25, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 24, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 24, 2011 and September 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 26, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Apple Inc. and our report dated October 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 26, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 24, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 24, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2011, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Discussion and Analysis” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the heading “Fees Paid to Auditors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of October 2011.

APPLE INC.

By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President, Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy D. Cook and Peter Oppenheimer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook TIMOTHY D. COOK	Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2011

/s/ Peter Oppenheimer PETER OPPENHEIMER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 26, 2011

/s/ Betsy Rafael BETSY RAFAEL	Vice President Corporate Controller (Principal Accounting Officer)	October 26, 2011

/s/ William V. Campbell WILLIAM V. CAMPBELL	Director	October 26, 2011

/s/ Millard S. Drexler MILLARD S. DREXLER	Director	October 26, 2011

/s/ Albert Gore, Jr. ALBERT GORE, JR.	Director	October 26, 2011

/s/ Andrea Jung ANDREA JUNG	Director	October 26, 2011

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 26, 2011

/s/ Ronald D. Sugar RONALD D. SUGAR	Director	October 26, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	Bylaws of the Registrant, as amended through April 20, 2011.	10-Q	3/26/11

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.7*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	12/25/10

14.1**	Business Conduct Policy of the Registrant dated July 2011.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.