Form 10-Q
period 2011-12-31
APPLE INC
filed 2012-01-25
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Yes  ☐    No  ☒

932,370,000 shares of common stock issued and outstanding as of January 13, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Net sales	$46,333	$26,741
Cost of sales	25,630	16,443

Gross margin	20,703	10,298

Operating expenses:
Research and development	758	575
Selling, general and administrative	2,605	1,896

Total operating expenses	3,363	2,471

Operating income	17,340	7,827
Other income and expense	137	136

Income before provision for income taxes	17,477	7,963

Provision for income taxes	4,413	1,959

Net income	$13,064	$6,004

Earnings per common share:
Basic	$14.03	$6.53
Diluted	$13.87	$6.43

Shares used in computing earnings per share:
Basic	931,041	919,294
Diluted	941,572	933,154

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except number of shares which are reflected in thousands)

	September 30,	September 30,
	December 31, 2011	September 24, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$10,310	$9,815
Short-term marketable securities	19,846	16,137
Accounts receivable, less allowances of $78 and $53, respectively	8,930	5,369
Inventories	1,236	776
Deferred tax assets	1,937	2,014
Vendor non-trade receivables	7,554	6,348
Other current assets	4,958	4,529

Total current assets	54,771	44,988

Long-term marketable securities	67,445	55,618
Property, plant and equipment, net	7,816	7,777
Goodwill	896	896
Acquired intangible assets, net	3,472	3,536
Other assets	4,281	3,556

Total assets	$138,681	$116,371

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,221	$14,632
Accrued expenses	11,500	9,247
Deferred revenue	4,886	4,091

Total current liabilities	34,607	27,970

Deferred revenue – non-current	2,187	1,686
Other non-current liabilities	11,833	10,100

Total liabilities	48,627	39,756

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 932,214 and 929,277 shares issued and outstanding, respectively	13,961	13,331
Retained earnings	75,709	62,841
Accumulated other comprehensive income	384	443

Total shareholders’ equity	90,054	76,615

Total liabilities and shareholders’ equity	$138,681	$116,371

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Cash and cash equivalents, beginning of the period	$9,815	$11,261

Operating activities:
Net income	13,064	6,004
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	721	356
Share-based compensation expense	420	299
Deferred income tax expense	1,456	823
Changes in operating assets and liabilities:
Accounts receivable, net	(3,561)	(517)
Inventories	(460)	166
Vendor non-trade receivables	(1,206)	(433)
Other current and non-current assets	(962)	(558)
Accounts payable	4,314	2,346
Deferred revenue	1,296	634
Other current and non-current liabilities	2,472	653

Cash generated by operating activities	17,554	9,773

Investing activities:
Purchases of marketable securities	(40,175)	(19,575)
Proceeds from maturities of marketable securities	3,038	3,279
Proceeds from sales of marketable securities	21,472	6,853
Payments for acquisition of property, plant and equipment	(1,321)	(1,214)
Payments for acquisition of intangible assets	(108)	(49)
Other	(34)	(23)

Cash used in investing activities	(17,128)	(10,729)

Financing activities:
Proceeds from issuance of common stock	91	208
Excess tax benefits from equity awards	333	454
Taxes paid related to net share settlement of equity awards	(355)	(233)

Cash generated by financing activities	69	429

Increase/(decrease) in cash and cash equivalents	495	(527)

Cash and cash equivalents, end of the period	$10,310	$10,734

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$1,474	$826

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

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Prior period costs associated with the Company’s high-profile retail stores have been reclassified to conform to the current period’s presentation. Refer to Note 7, “Segment Information and Geographic Data,” of this Form 10-Q.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 24, 2011, included in its Annual Report on Form 10-K (the “2011 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2012 will include 53-weeks and ends on September 29, 2012. An additional week has been included in the first quarter of 2012 to realign the Company’s fiscal quarters more closely to calendar quarters. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per common share for the three months ended December 31, 2011 and December 25, 2010 (in thousands, except net income in millions and per share amounts):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Numerator:
Net income	$13,064	$6,004
Denominator:
Weighted-average shares outstanding	931,041	919,294
Effect of dilutive securities	10,531	13,860

Weighted-average diluted shares	941,572	933,154

Basic earnings per common share	$14.03	$6.53
Diluted earnings per common share	$13.87	$6.43

The number of potentially dilutive securities excluded from the computation of diluted earnings per common share because their effect would have been antidilutive was not significant for the three months ended December 31, 2011 and December 25, 2010.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2011 and September 24, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$3,956	$0	$0	$3,956	$3,956	$0	$0

Level 1:
Money market funds	3,495	0	0	3,495	3,495	0	0
Mutual funds	1,238	0	(35)	1,203	0	1,203	0

Subtotal	4,733	0	(35)	4,698	3,495	1,203	0

Level 2:
U.S. Treasury securities	14,685	27	(3)	14,709	0	2,789	11,920
U.S. agency securities	20,000	18	(11)	20,007	363	4,279	15,365
Non-U.S. government securities	5,251	35	(5)	5,281	127	1,642	3,512
Certificates of deposit and time deposits	3,837	1	0	3,838	1,462	629	1,747
Commercial paper	1,518	0	0	1,518	863	655	0
Corporate securities	38,914	149	(147)	38,916	44	8,127	30,745
Municipal securities	4,078	53	(1)	4,130	0	522	3,608
Asset-backed securities	549	0	(1)	548	0	0	548

Subtotal	88,832	283	(168)	88,947	2,859	18,643	67,445

Total	$97,521	$283	$(203)	$97,601	$10,310	$19,846	$67,445

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 24, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$2,903	$0	$0	$2,903	$2,903	$0	$0

Level 1:
Money market funds	1,911	0	0	1,911	1,911	0	0
Mutual funds	1,227	0	(34)	1,193	0	1,193	0

Subtotal	3,138	0	(34)	3,104	1,911	1,193	0

Level 2:
U.S. Treasury securities	10,717	39	(3)	10,753	1,250	2,149	7,354
U.S. agency securities	13,467	24	(3)	13,488	225	1,818	11,445
Non-U.S. government securities	5,559	11	(2)	5,568	551	1,548	3,469
Certificates of deposit and time deposits	4,175	2	(2)	4,175	728	977	2,470
Commercial paper	2,853	0	0	2,853	2,237	616	0
Corporate securities	35,241	132	(114)	35,259	10	7,241	28,008
Municipal securities	3,411	56	0	3,467	0	595	2,872

Subtotal	75,423	264	(124)	75,563	5,001	14,944	55,618

Total	$81,464	$264	$(158)	$81,570	$9,815	$16,137	$55,618

The net unrealized gains as of December 31, 2011 and September 24, 2011 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no significant net realized gains or losses during the three months ended December 31, 2011 and December 25, 2010 related to such sales. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of December 31, 2011 and September 24, 2011, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended December 31, 2011 and December 25, 2010, the Company did not recognize any significant impairment charges. As of December 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item the derivative relates to.

The Company had a net deferred gain associated with cash flow hedges of approximately $223 million and $290 million, net of taxes, recorded in AOCI as of December 31, 2011 and September 24, 2011, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of December 31, 2011 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 31, 2011 and December 25, 2010.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of December 31, 2011 and September 24, 2011, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

During the three months ended December 31, 2011 and December 25, 2010, the gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 31, 2011 and September 24, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 24, 2011
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$12,323	$415	$13,705	$537

Instruments other than accounting hedges:
Foreign exchange contracts	$15,988	$85	$9,891	$56

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company received cash collateral related to the derivative instruments under its collateral security arrangements of $526 million and $288 million as of December 31, 2011 and September 24, 2011, respectively. These amounts are classified as accrued expenses in the Condensed Consolidated Balance Sheets. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of December 31, 2011 or September 24, 2011.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 31, 2011 and September 24, 2011 (in millions):

	September 30,	September 30,	September 30,
	December 31, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$358	$85	$443

Derivative liabilities (b):
Foreign exchange contracts	$42	$45	$87

	September 30,	September 30,	September 30,
	September 24, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$460	$56	$516

Derivative liabilities (b):
Foreign exchange contracts	$72	$37	$109

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and December 25, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Gains/(Losses) Recognized in OCI - Effective Portion (c)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (c)		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	December 31, 2011	December 25, 2010	December 31, 2011 (a)	December 25, 2010 (b)	Location	December 31, 2011	December 25, 2010
Cash flow hedges:
Foreign exchange contracts	$135	$(66)	$238	$(449)	Other income and expense	$(69)	$21
Net investment hedges:
Foreign exchange contracts	7	(3)	0	0	Other income and expense	1	0

Total	$142	$(69)	$238	$(449)		$(68)	$21

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $187 million and $51 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended December 31, 2011. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended December 31, 2011.

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

(c)	Refer to Note 5, “Shareholders’ Equity and Share-based Compensation” of this Form 10-Q, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of December 31, 2011, one customer accounted for 12% of the Company’s trade receivables. There were no customers that accounted for 10% or more of the Company’s total trade receivables as of September 24, 2011. The Company’s cellular network carriers accounted for 61% and 52% of trade receivables as of December 31, 2011 and September 24, 2011, respectively. Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 59% and 20%, respectively, of non-trade receivables as of December 31, 2011 and two of the Company’s vendors accounted for 53% and 29%, respectively, of non-trade receivables as of September 24, 2011.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 31, 2011 and September 24, 2011 (in millions):

Property, Plant and Equipment

	September 30, 2009	September 30, 2009
	December 31, 2011	September 24, 2011
Land and buildings	$2,090	$2,059
Machinery, equipment and internal-use software	7,308	6,926
Office furniture and equipment	200	184
Leasehold improvements	2,742	2,599

Gross property, plant and equipment	12,340	11,768
Accumulated depreciation and amortization	(4,524)	(3,991)

Net property, plant and equipment	$7,816	$7,777

Accrued Expenses

	September 30, 2009	September 30, 2009
	December 31, 2011	September 24, 2011
Accrued taxes	$2,520	$1,140
Accrued warranty and related costs	1,676	1,240
Deferred margin on component sales	1,545	2,038
Accrued marketing and selling expenses	591	598
Accrued compensation and employee benefits	563	590
Other current liabilities	4,605	3,641

Total accrued expenses	$11,500	$9,247

Non-Current Liabilities

	September 30, 2009	September 30, 2009
	December 31, 2011	September 24, 2011
Deferred tax liabilities	$9,725	$8,159
Other non-current liabilities	2,108	1,941

Total other non-current liabilities	$11,833	$10,100

Note 4 – Income Taxes

As of December 31, 2011, the Company recorded gross unrecognized tax benefits of $1.5 billion, of which $618 million, if recognized, would affect the Company’s effective tax rate. As of September 24, 2011, the total amount of gross unrecognized tax benefits was $1.4 billion, of which $563 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $270 million and $261 million of gross interest and penalties accrued as of December 31, 2011 and September 24, 2011, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Note 5 – Shareholders’ Equity and Share-based Compensation

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

The following table presents the components of comprehensive income, net of taxes, during the three months ended December 31, 2011 and December 25, 2010 (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Net income	$13,064	$6,004
Other comprehensive income:
Change in unrecognized gains/losses on derivative instruments	(67)	243
Change in foreign currency translation	(6)	16
Change in unrealized gains/losses on marketable securities	14	(99)

Total comprehensive income	$13,005	$6,164

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three months ended December 31, 2011 and December 25, 2010 (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Change in fair value of derivatives	$87	$(43)
Adjustment for net gains/losses realized and included in net income	(154)	286

Change in unrecognized gains/losses on derivative instruments	$(67)	$243

The following table shows the components of AOCI, net of taxes, as of December 31, 2011 and September 24, 2011 (in millions):

	September 30, 2009	September 30, 2009
	December 31, 2011	September 24, 2011
Net unrealized gains on marketable securities	$144	$130
Net unrecognized gains on derivative instruments	223	290
Cumulative foreign currency translation	17	23

Accumulated other comprehensive income	$384	$443

Equity Awards

A summary of the Company’s RSU activity and related information for the three months ended December 31, 2011, is as follows (in thousands, except per share amounts):

	September 30,	September 30,	September 30,
	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 24, 2011	14,446	$231.49
Restricted stock units granted	6,130	$390.41
Restricted stock units vested	(2,397)	$187.26
Restricted stock units cancelled	(490)	$213.94

Balance at December 31, 2011	17,689	$293.04	$7,164,026

RSUs that vested during the three months ended December 31, 2011 and December 25, 2010 had a fair value of $1.0 billion and $659 million, respectively, as of the vesting date.

A summary of the Company’s stock option activity and related information for the three months ended December 31, 2011, is as follows (in thousands, except per share amounts and contractual term in years):

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 24, 2011	11,866	$108.64
Options granted	0	$0
Options cancelled	(12)	$152.08
Options exercised	(1,386)	$65.66

Balance at December 31, 2011	10,468	$114.28	2.24	$3,043,317

Exercisable at December 31, 2011	10,172	$113.23	2.20	$2,967,830
Expected to vest after December 31, 2011	296	$150.19	3.54	$75,487

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $457 million and $944 million for the three-months ended December 31, 2011 and December 25, 2010, respectively.

The Company had approximately 39.8 million shares reserved for future issuance under the Company’s stock plans as of December 31, 2011. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

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

The Company did not grant any stock options during the three months ended December 31, 2011 and December 25, 2010. The weighted-average fair value of stock purchase rights per share was $88.72 and $61.22 during the three months ended December 31, 2011 and December 25, 2010, respectively.

The following table provides a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and December 25, 2010 (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Cost of sales	$63	$52
Research and development	160	113
Selling, general and administrative	197	134

Total share-based compensation expense	$420	$299

The income tax benefit related to share-based compensation expense was $145 million and $96 million for the three months ended December 31, 2011 and December 25, 2010, respectively. As of December 31, 2011, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $4.4 billion, which the Company expects to recognize over a weighted-average period of 3.74 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2011, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, and Jeffrey E. Williams, and director Arthur D. Levinson had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table presents changes in the Company’s accrued warranties and related costs for the three months ended December 31, 2011 and December 25, 2010 (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Beginning accrued warranty and related costs	$1,240	$761
Cost of warranty claims	(401)	(253)
Accruals for product warranty	837	396

Ending accrued warranty and related costs	$1,676	$904

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 31, 2011 or September 24, 2011.

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

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2012 and 2022. As of December 31, 2011, the Company had a total of $2.9 billion of inventory component prepayments outstanding, of which $871 million is classified as other current assets and $2.0 billion is classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $2.3 billion of inventory component prepayments outstanding as of September 24, 2011. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 31, 2011, the Company’s total future minimum lease payments under noncancelable operating leases were $3.3 billion, of which $2.6 billion related to leases for retail space.

Additionally, as of December 31, 2011, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $13.4 billion. Other outstanding obligations were $2.7 billion as of December 31, 2011, and were comprised mainly of commitments under long-term supply agreements to make additional inventory component prepayments and to acquire capital equipment, commitments to acquire product tooling and manufacturing process equipment and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail operations. The results of the Americas, Europe, Japan and Asia-Pacific reportable segment do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 11 countries, including the U.S. Each reportable operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. Prior to 2012, the Company allocated to corporate expenses certain costs associated with its high-profile retail stores that have been designed and built to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Beginning in 2012, the Company no longer allocates these costs to corporate expenses and reclassified $24 million of such costs from corporate to Retail segment expenses for the three months ended December 25, 2010. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment.

The following table shows information by operating segment for the three months ended December 31, 2011 and December 25, 2010 (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Americas:
Net sales	$17,714	$9,218
Operating income	$7,261	$2,899

Europe:
Net sales	$11,256	$7,256
Operating income	$4,668	$2,756

Japan:
Net sales	$3,550	$1,433
Operating income	$1,997	$572

Asia-Pacific:
Net sales	$7,697	$4,987
Operating income	$3,304	$2,042

Retail:
Net sales	$6,116	$3,847
Operating income	$1,854	$1,006

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three months ended December 31, 2011 and December 25, 2010 is as follows (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Segment operating income	$19,084	$9,275
Share-based compensation expense	(420)	(299)
Other corporate expenses, net (a)	(1,324)	(1,149)

Total operating income	$17,340	$7,827

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 24, 2011 (the “2011 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and Mac OS® X operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, iBookstore™, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBookstore allow customers to discover and download applications and books through either a Mac or Windows-based computer or through “iOS devices,” namely iPhone, iPad and iPod touch. In January 2011, the Company opened the Mac App Store to allow customers to easily discover, download and install Mac applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

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

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2011 Form 10-K.

Thailand Flooding

In recent months several regions of Thailand have experienced severe flooding, causing damage to infrastructure, housing and factories. A number of the Company’s suppliers are located in Thailand. To the extent that component production has been affected, the Company will work to obtain alternative sources of supply or implement other measures. Based on its current assessment of the situation, the Company does not believe this event will have a material impact on its operations in the second quarter of 2012; however, because the situation in Thailand is still evolving uncertainty remains regarding the ultimate impact of this event on the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the security before recovery of the its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired, could change in the future due to new developments or changes in assumptions related to any particular security.

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

Fiscal Period

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2012 will include 53-weeks and will end on September 29, 2012. A 14th week has been included in the first quarter of 2012, as is done approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. Inclusion of the 14th week increased the Company’s overall net sales and operating expenses for the first quarter of 2012. The first quarter of 2011 spanned 13 weeks.

Net Sales

The following table summarizes net sales by operating segment and net sales and unit sales by product during the three months ended December 31, 2011 and December 25, 2010 (in millions, except unit sales in thousands):

	September 30,	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010	Change
Net Sales by Operating Segment:
Americas net sales	$17,714	$9,218	92%
Europe net sales	11,256	7,256	55%
Japan net sales	3,550	1,433	148%
Asia-Pacific net sales	7,697	4,987	54%
Retail net sales	6,116	3,847	59%

Total net sales	$46,333	$26,741	73%

Net Sales by Product:
Mac Desktops (a)(i)	$1,936	$1,731	12%
Mac Portables (b)(i)	4,662	3,699	26%

Total Mac net sales	6,598	5,430	22%

iPod (c)(i)	2,528	3,425	(26%)
Other music related products and services (d)	2,027	1,431	42%
iPhone and related products and services (e)(i)	24,417	10,468	133%
iPad and related products and services (f)(i)	9,153	4,608	99%
Peripherals and other hardware (g)	766	593	29%
Software, service and other sales (h)	844	786	7%

Total net sales	$46,333	$26,741	73%

Unit Sales by Product:
Mac Desktops	1,479	1,227	21%
Mac Portables	3,719	2,907	28%

Total Mac unit sales	5,198	4,134	26%

iPod unit sales	15,397	19,446	(21%)
iPhone unit sales	37,044	16,235	128%
iPad unit sales	15,434	7,331	111%

(a)	Includes revenue from iMac, Mac mini and Mac Pro sales.

(b)	Includes revenue from MacBook, MacBook Air and MacBook Pro sales.

(c)	Includes revenue from iPod sales.

(d)	Includes revenue from sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.

(e)	Includes revenue from sales of iPhone, iPhone services, and Apple-branded and third-party iPhone accessories.

(f)	Includes revenue from sales of iPad, iPad services, and Apple-branded and third-party iPad accessories.

(g)	Includes revenue from sales of displays, networking products, and other hardware.

(h)	Includes revenue from sales of Apple-branded and third-party Mac software, and services.

(i)	Includes amortization of related revenue deferred for non-software services and embedded software upgrade rights.

Net sales during the first quarter of 2012 increased $19.6 billion or 73% compared to the same quarter in 2011. Several factors contributed positively to this increase, including the addition of the 14th week in the first quarter of 2012 as well as the following:

•

Net sales of iPhone and related products and services were $24.4 billion in the first quarter of 2012 representing an increase of $13.9 billion or 133% compared to the first quarter of 2011. iPhone unit sales totaled 37 million in the first quarter of 2012, which represents an increase of 20.8 million units or 128% compared to the same period in 2011. iPhone year-over-year growth reflects strong demand for iPhone in all of the Company’s operating segments primarily due to the launch of iPhone 4S in many countries and expanded distribution with new carriers and resellers. Net sales of iPhone and related products and services accounted for 53% of the Company’s total net sales for the first quarter of 2012 compared to 39% in the first quarter of 2011.

•

Net sales of iPad and related products and services were $9.2 billion in the first quarter of 2012 representing an increase of $4.5 billion or 99% compared to the first quarter of 2011. Unit sales of iPad were 15.4 million during the first quarter of 2012, an increase of 111% compared to the same period in 2011. The year-over-year increase in net sales and unit sales were driven by strong iPad demand in all of the Company’s operating segments and expanded distribution with resellers and new carriers. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. Net sales of iPad and related products and services accounted for 20% of the Company’s total net sales for the first quarter of 2012 compared to 17% in the first quarter of 2011.

•

Mac net sales were $6.6 billion in the first quarter of 2012 representing an increase of $1.2 billion or 22% compared to the first quarter of 2011. Mac unit sales increased by 1.1 million or 26% in the first quarter of 2012 compared to the same period in 2011. During the first quarter of 2012, net sales and unit sales of Mac portable systems increased by 26% and 28%, respectively, primarily attributable to strong demand for MacBook Pro and MacBook Air. Net sales and unit sales of Mac desktop systems increased by 12% and 21%, respectively, primarily attributable to strong demand for iMac and Mac mini. Mac net sales accounted for 14% of the Company’s total net sales in the first quarter of 2012 compared to 20% in the first quarter of 2011.

•

Net sales of other music related products and services were $2.0 billion in the first quarter of 2012 representing an increase of $596 million or 42% compared to the first quarter of 2011. This increase was due primarily to growth of the iTunes Store which generated total net sales of $1.7 billion for the first quarter of 2012. The results of the iTunes Store reflect growth of the iTunes App Store, continued growth in the installed base of iPhone, iPad, and iPod customers, and the expansion of third-party audio, video and book content available for sale or rent via the iTunes Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services accounted for 4% of the Company’s total net sales for the first quarter of 2012 compared to 5% in the first quarter of 2011.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in iPod net sales of $897 million or 26% compared to the first quarter of 2011. Unit sales of iPod decreased by 21% during the first quarter of 2012 compared to the same period in 2011. Net sales of iPods accounted for 5% of the Company’s total net sales for the first quarter of 2012 compared to 13% in the first quarter of 2011.

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

Americas

During the first quarter of 2012, net sales in the Americas increased $8.5 billion or 92% compared to the first quarter of 2011. This increase in net sales was driven by the launch of iPhone 4S and the expanded distribution of iPhone with new carriers, strong demand for iPad and higher sales from the iTunes store, partially offset by decreased sales of iPod. The Americas segment represented 38% and 35% of the Company’s total net sales in the first quarter of 2012 and 2011, respectively.

Europe

During the first quarter of 2012, net sales in Europe increased $4.0 billion or 55% compared to the first quarter of 2011. The growth in net sales was due mainly to the launch of iPhone 4S and increased sales of iPad and Mac. The Europe segment represented 24% and 27% of the Company’s total net sales in the first quarter of 2012 and 2011, respectively.

Japan

During the first quarter of 2012, net sales in Japan increased $2.1 billion or 148% compared to the first quarter in 2011. The growth in net sales was mainly due to the launch of iPhone 4S, expanded distribution with a new iPhone carrier, increased sales of iPad, and to lesser extent strength in the Japanese Yen relative to the U.S. dollar. Partially offsetting the net sales increase was a decline in net sales of iPod. The Japan segment represented 8% and 5% of the Company’s total net sales in the first quarter of 2012 and 2011, respectively.

Asia-Pacific

Net sales in Asia-Pacific increased $2.7 billion during the first quarter of 2012 compared to the first quarter of 2011. This increase was primarily due to strong demand for iPhone, iPad and Mac. Although net sales in Asia-Pacific grew 54%, the growth rate was lower than the Company’s overall net sales growth of 73% primarily because iPhone 4S was launched later in most countries in the Asia-Pacific segment than it was in countries in other operating segments. The Company began selling iPhone 4S in Mainland China in the second quarter of 2012. The Asia-Pacific segment represented 17% and 19% of the Company’s total net sales for the first quarter of 2012 and 2011, respectively.

Retail

Retail net sales increased $2.3 billion or 59% during the first quarter of 2012 compared to the first quarter of 2011. The increase in net sales was driven primarily by the launch of iPhone 4S and higher sales of iPad and Mac. The Company opened four new retail stores during the first quarter of 2012, three of which were international stores, ending the quarter with 361 stores open compared to 323 stores at the end of the first quarter of 2011. With an average of 358 stores and 321 stores opened during the first quarter of 2012 and 2011, respectively, average revenue per store increased to $17.1 million in the first quarter of 2012, compared to $12.0 million in the first quarter of 2011. The Retail segment represented 13% and 14% of the Company’s total net sales in the first quarter of 2012 and 2011, respectively.

The Retail segment reported operating income of $1.9 billion during the first quarter of 2012 as compared to $1.0 billion during the first quarter of 2011. The year-over-year increase in Retail operating income during the first quarter of 2012 was primarily attributable to higher overall net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled approximately $3.0 billion through the first quarter of 2012.

As of December 31, 2011, the Retail segment had approximately 41,800 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $2.6 billion. The Company would incur substantial costs if it were to close multiple retail stores, and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three months ended December 31, 2011 and December 25, 2010 was as follows (in millions, except gross margin percentages):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Net sales	$46,333	$26,741
Cost of sales	25,630	16,443

Gross margin	$20,703	$10,298

Gross margin percentage	44.7%	38.5%

The gross margin percentage in the first quarter of 2012 was 44.7% compared to 38.5% in the first quarter of 2011. The year-over-year increase in gross margin was largely driven by a more favorable sales mix towards products with higher gross margins, particularly iPhone, and to a lesser extent lower commodity and other product costs and leverage on fixed costs of higher net sales.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first quarter of 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and a stronger U.S. dollar, and potential future component cost and other cost increases.

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

Operating Expenses

Operating expenses for the three months ended December 31, 2011 and December 25, 2010, were as follows (in millions, except for percentages):

	September 30,	September 30,
	Three Months Ended
	December 31, 2011	December 25, 2010
Research and development	$758	$575
Percentage of net sales	1.6%	2.2%
Selling, general and administrative	$2,605	$1,896
Percentage of net sales	5.6%	7.1%

Research and Development Expense (“R&D”)

R&D expense increased 32% or $183 million to $758 million in the first quarter of 2012 compared to $575 million in the first quarter of 2011. This increase was due primarily to an increase in headcount and related expenses to support expanded R&D activities. Although total R&D expense increased 32% during the first quarter of 2012, it declined as a percentage of net sales, due to the 73% year-over-year increase in net sales.

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

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $709 million or 37% to $2.6 billion in the first quarter of 2012 compared to $1.9 billion in the first quarter of 2011. The year-over-year increase in SG&A expense was due primarily to the Company’s continued expansion of its Retail segment, increased headcount and related costs, higher spending on professional services, marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Total other income and expense remained relatively flat during the first quarter of 2012 compared to the first quarter of 2011. The Company realized higher interest and dividend income as a result of higher yields and higher cash, cash equivalents and marketable securities balances largely offset by higher premium expenses on foreign exchange option contracts during the first quarter of 2012 as compared to the first quarter of 2011. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.02% and 0.75% in the first quarter of 2012 and 2011, respectively.

Provision for Income Taxes

The Company’s effective tax rate during the first quarter of 2012 was approximately 25.3% compared with approximately 24.6% for the first quarter of 2011. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the first quarter of 2012 as compared to the same quarter of 2011 is due primarily to a lower proportion of foreign earnings in the current year and the recognition of a tax benefit in the first quarter of 2011 as a result of legislation enacted retroactively reinstating the research and development tax credit.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2011 and September 24, 2011 (in millions):

	September 30, 2009	September 30, 2009
	December 31, 2011	September 24, 2011
Cash, cash equivalents and marketable securities	$97,601	$81,570
Accounts receivable, net	$8,930	$5,369
Inventory	$1,236	$776
Working capital	$20,164	$17,018

As of December 31, 2011, the Company had $97.6 billion in cash, cash equivalents and marketable securities, an increase of $16.0 billion from September 24, 2011. The principal component of this net increase was the cash generated by operating activities of $17.6 billion, which was partially offset by payments made for acquisition of property, plant and equipment and intangible assets of $1.4 billion.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade with the objective of minimizing the potential risk of principal loss. As of December 31, 2011 and September 24, 2011, $64.0 billion and $54.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $597 million during the first quarter of 2012 consisting of approximately $152 million for retail store facilities and $445 million for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first quarter of 2012 were $1.3 billion, of which $182 million relates to retail store facilities.

The Company anticipates utilizing approximately $8.0 billion for capital expenditures during 2012, including approximately $900 million for retail store facilities and approximately $7.1 billion for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2012, the Company expects to open about 40 new stores, approximately three quarters of which will be located outside of the U.S.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 31, 2011, the Company’s total future minimum lease payments under noncancelable operating leases were $3.3 billion, of which $2.6 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2011, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.4 billion.

Other Obligations

Other outstanding obligations were $2.7 billion as of December 31, 2011, and were comprised mainly of commitments under long-term supply agreements to make additional inventory component prepayments and to acquire capital equipment, commitments to acquire product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 31, 2011, the Company had non-current deferred tax liabilities of $9.7 billion. Additionally, as of December 31, 2011, the Company had gross unrecognized tax benefits of $1.5 billion and an additional $270 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of December 31, 2011 or September 24, 2011.

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

The Company’s market risk profile has not changed significantly during the first three months of 2012.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 31, 2011, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected. See the risk factors “The Company’s future results could be materially adversely affected if it is found to have infringed on intellectual property rights.” and “Unfavorable results of legal proceedings could materially adversely affect the Company.” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2012 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

In re Apple & ATTM Antitrust Litigation (brought on behalf of named plaintiffs Kliegerman, Holman, Rivello, Smith, Lee, Macasaddu, Morikawa, Scotti and Sesso)

This is a purported class action filed against the Company and AT&T Mobility in the United States District Court for the Northern District of California. The Consolidated Complaint alleges that the Company and AT&T Mobility violated the federal antitrust laws by monopolizing and/or attempting to monopolize the “aftermarket for voice and data services” for the iPhone and that the Company monopolized and/or attempted to monopolize the “aftermarket for software applications for iPhones.” Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief and attorneys fees. On July 8, 2010 the Court granted in part plaintiffs’ motion for class certification. Following a favorable Supreme Court ruling for AT&T Mobility in its case against Conception, defendants have filed Motions to Compel Arbitration and to Decertify the Class. On December 1, 2011, the Court granted defendants motion to dismiss the complaint and decertify the class, then it closed the case finding that plaintiffs would have to pursue any claim in an arbitration proceeding.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into various agreements for the supply of components; there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from the credit crisis on the Company’s suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first quarter of 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and a stronger U.S. dollar, and potential future component cost and other cost increases.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. If the Company is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, its financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology.

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

Please also refer to the discussion of risks related to the recent flooding in Thailand in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Thailand Flooding,” which is incorporated herein by reference.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of December 31, 2011. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of December 31, 2011. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through April 20, 2011.	10-Q	3/26/11

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Director Stock Plan, as amended through February 25, 2010.	10-Q	3/1/10

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.7*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	12/25/10

10.8*	Business Conduct Policy of the Registrant dated July 2011.	10-K	9/24/11

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 25, 2012	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President,
Chief Financial Officer