Form 10-Q
period 2012-03-31
APPLE INC
filed 2012-04-25
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes  ☐    No  ☒

935,062,000 shares of common stock issued and outstanding as of April 13, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except number of shares which are reflected in thousands and per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Net sales	$39,186	$24,667	$85,519	$51,408
Cost of sales	20,622	14,449	46,252	30,892

Gross margin	18,564	10,218	39,267	20,516

Operating expenses:
Research and development	841	581	1,599	1,156
Selling, general and administrative	2,339	1,763	4,944	3,659

Total operating expenses	3,180	2,344	6,543	4,815

Operating income	15,384	7,874	32,724	15,701
Other income and expense	148	26	285	162

Income before provision for income taxes	15,532	7,900	33,009	15,863

Provision for income taxes	3,910	1,913	8,323	3,872

Net income	$11,622	$5,987	$24,686	$11,991

Earnings per common share:
Basic	$12.45	$6.49	$26.48	$13.02
Diluted	$12.30	$6.40	$26.17	$12.83

Shares used in computing earnings per share:
Basic	933,582	923,196	932,265	921,245
Diluted	944,893	935,944	943,185	934,549

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except number of shares which are reflected in thousands)

	September 30,	September 30,
	March 31, 2012	September 24, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$10,121	$9,815
Short-term marketable securities	18,417	16,137
Accounts receivable, less allowances of $83 and $53, respectively	7,042	5,369
Inventories	1,102	776
Deferred tax assets	2,253	2,014
Vendor non-trade receivables	6,727	6,348
Other current assets	5,050	4,529

Total current assets	50,712	44,988

Long-term marketable securities	81,638	55,618
Property, plant and equipment, net	8,847	7,777
Goodwill	1,141	896
Acquired intangible assets, net	3,604	3,536
Other assets	4,992	3,556

Total assets	$150,934	$116,371

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,011	$14,632
Accrued expenses	9,778	9,247
Deferred revenue	5,247	4,091

Total current liabilities	32,036	27,970

Deferred revenue - non-current	2,446	1,686
Other non-current liabilities	13,954	10,100

Total liabilities	48,436	39,756

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 934,982 and 929,277 shares issued and outstanding, respectively	14,850	13,331
Retained earnings	87,124	62,841
Accumulated other comprehensive income	524	443

Total shareholders’ equity	102,498	76,615

Total liabilities and shareholders’ equity	$150,934	$116,371

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	September 30,	September 30,
	Six Months Ended
	March 31, 2012	March 26, 2011
Cash and cash equivalents, beginning of the period	$9,815	$11,261

Operating activities:
Net income	24,686	11,991
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	1,461	790
Share-based compensation expense	844	586
Deferred income tax expense	2,915	1,563
Changes in operating assets and liabilities:
Accounts receivable, net	(1,663)	(288)
Inventories	(326)	121
Vendor non-trade receivables	(379)	(883)
Other current and non-current assets	(1,510)	(1,886)
Accounts payable	2,809	1,626
Deferred revenue	1,916	698
Other current and non-current liabilities	778	1,674

Cash generated by operating activities	31,531	15,992

Investing activities:
Purchases of marketable securities	(85,022)	(42,260)
Proceeds from maturities of marketable securities	7,702	10,211
Proceeds from sales of marketable securities	49,052	21,705
Payments made in connection with business acquisitions, net of cash acquired	(350)	0
Payments for acquisition of property, plant and equipment	(2,778)	(1,838)
Payments for acquisition of intangible assets	(160)	(81)
Other	(48)	12

Cash used in investing activities	(31,604)	(12,251)

Financing activities:
Proceeds from issuance of common stock	377	494
Excess tax benefits from equity awards	636	740
Taxes paid related to net share settlement of equity awards	(634)	(258)

Cash generated by financing activities	379	976

Increase in cash and cash equivalents	306	4,717

Cash and cash equivalents, end of the period	$10,121	$15,978

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$4,835	$1,913

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Macintosh (“Mac”), and iPod compatible products including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three- and six-month periods ended March 31, 2012 and March 26, 2011 (in thousands, except net income in millions and per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Numerator:
Net income	$11,622	$5,987	$24,686	$11,991
Denominator:
Weighted-average shares outstanding	933,582	923,196	932,265	921,245
Effect of dilutive securities	11,311	12,748	10,920	13,304

Weighted-average diluted shares	944,893	935,944	943,185	934,549

Basic earnings per common share	$12.45	$6.49	$26.48	$13.02
Diluted earnings per common share	$12.30	$6.40	$26.17	$12.83

The number of potentially dilutive securities excluded from the computation of diluted earnings per common share because their effect would have been antidilutive was not significant for the three- and six-month periods ended March 31, 2012 and March 26, 2011.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 31, 2012 and September 24, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	March 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$2,911	$0	$0	$2,911	$2,911	$0	$0

Level 1:
Money market funds	1,513	0	0	1,513	1,513	0	0
Mutual funds	1,255	8	(5)	1,258	0	1,258	0

Subtotal	2,768	8	(5)	2,771	1,513	1,258	0

Level 2:
U.S. Treasury securities	18,469	10	(17)	18,462	1,278	3,831	13,353
U.S. agency securities	21,130	35	(8)	21,157	1,827	2,781	16,549
Non-U.S. government securities	5,326	78	(4)	5,400	0	1,661	3,739
Certificates of deposit and time deposits	2,885	2	0	2,887	986	339	1,562
Commercial paper	2,545	0	0	2,545	1,497	1,048	0
Corporate securities	43,391	307	(32)	43,666	85	6,856	36,725
Municipal securities	4,792	53	(5)	4,840	24	640	4,176
Mortgage and asset-backed securities	5,535	7	(5)	5,537	0	3	5,534

Subtotal	104,073	492	(71)	104,494	5,697	17,159	81,638

Total	$109,752	$500	$(76)	$110,176	$10,121	$18,417	$81,638

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 24, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$2,903	$0	$0	$2,903	$2,903	$0	$0

Level 1:
Money market funds	1,911	0	0	1,911	1,911	0	0
Mutual funds	1,227	0	(34)	1,193	0	1,193	0

Subtotal	3,138	0	(34)	3,104	1,911	1,193	0

Level 2:
U.S. Treasury securities	10,717	39	(3)	10,753	1,250	2,149	7,354
U.S. agency securities	13,467	24	(3)	13,488	225	1,818	11,445
Non-U.S. government securities	5,559	11	(2)	5,568	551	1,548	3,469
Certificates of deposit and time deposits	4,175	2	(2)	4,175	728	977	2,470
Commercial paper	2,853	0	0	2,853	2,237	616	0
Corporate securities	35,241	132	(114)	35,259	10	7,241	28,008
Municipal securities	3,411	56	0	3,467	0	595	2,872

Subtotal	75,423	264	(124)	75,563	5,001	14,944	55,618

Total	$81,464	$264	$(158)	$81,570	$9,815	$16,137	$55,618

The net unrealized gains as of March 31, 2012 and September 24, 2011 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no significant net realized gains or losses during the three- and six-month periods ended March 31, 2012 and March 26, 2011 related to such sales. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of March 31, 2012 and September 24, 2011, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three- and six-month periods ended March 31, 2012 and March 26, 2011, the Company did not recognize any significant impairment charges. As of March 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company had a net deferred gain associated with cash flow hedges of approximately $105 million and $290 million, net of taxes, recorded in AOCI as of March 31, 2012 and September 24, 2011, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of March 31, 2012 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 31, 2012 and March 26, 2011.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of March 31, 2012 and September 24, 2011, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

During the three and six months ended March 31, 2012 and March 26, 2011, the gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 31, 2012 and September 24, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	March 31, 2012		September 24, 2011
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$20,505	$336	$13,705	$537

Instruments other than accounting hedges:
Foreign exchange contracts	$13,585	$43	$9,891	$56

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company received cash collateral related to the derivative instruments under its collateral security arrangements of $217 million and $288 million as of March 31, 2012 and September 24, 2011, respectively. These amounts are classified as accrued expenses in the Condensed Consolidated Balance Sheets. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of March 31, 2012 or September 24, 2011.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2012 and September 24, 2011 (in millions):

	September 30,	September 30,	September 30,
	March 31, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$308	$43	$351

Derivative liabilities (b):
Foreign exchange contracts	$129	$27	$156

	September 30,	September 30,	September 30,
	September 24, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$460	$56	$516

Derivative liabilities (b):
Foreign exchange contracts	$72	$37	$109

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2012 and March 26, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Month Periods
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 31, 2012	March 26, 2011	March 31, 2012 (a)	March 26, 2011 (b)	Location	March 31, 2012	March 26, 2011
Cash flow hedges:
Foreign exchange contracts	$(32)	$(216)	$146	$(90)	Other income and expense	$(140)	$(140)
Net investment hedges:
Foreign exchange contracts	0	(11)	0	0	Other income and expense	0	0

Total	$(32)	$(227)	$146	$(90)		$(140)	$(140)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Six Month Periods
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 31, 2012	March 26, 2011	March 31, 2012 (c)	March 26, 2011 (d)	Location	March 31, 2012	March 26, 2011
Cash flow hedges:
Foreign exchange contracts	$103	$(282)	$384	$(539)	Other income and expense	$(209)	$(119)
Net investment hedges:
Foreign exchange contracts	7	(14)	0	0	Other income and expense	1	0

Total	$110	$(296)	$384	$(539)		$(208)	$(119)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $154 million and $(8) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended March 31, 2012.

(b)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(24) million and $(66) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 26, 2011. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended March 26, 2011.

(c)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $341 million and $43 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the six months ended March 31, 2012. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the six months ended March 31, 2012.

(d)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(281) million and $(258) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the six months ended March 26, 2011. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the six months ended March 26, 2011.

(e)	Refer to Note 5, “Shareholders’ Equity and Share-based Compensation” of this Form 10-Q, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of March 31, 2012, there was one customer that accounted for 13% of the Company’s trade receivables. There were no customers that accounted for 10% or more of the Company’s trade receivables as of September 24, 2011. The Company’s cellular network carriers accounted for 47% and 52% of trade receivables as of March 31, 2012 and September 24, 2011, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 60% and 19% of non-trade receivables as of March 31, 2012 and two of the Company’s vendors accounted for 53% and 29% of non-trade receivables as of September 24, 2011.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2012 and September 24, 2011 (in millions):

Property, Plant and Equipment

	September 30, 2009	September 30, 2009
	March 31, 2012	September 24, 2011
Land and buildings	$2,156	$2,059
Machinery, equipment and internal-use software	8,645	6,926
Office furniture and equipment	210	184
Leasehold improvements	2,930	2,599

Gross property, plant and equipment	13,941	11,768
Accumulated depreciation and amortization	(5,094)	(3,991)

Net property, plant and equipment	$8,847	$7,777

Accrued Expenses

	September 30, 2009	September 30, 2009
	March 31, 2012	September 24, 2011
Deferred margin on component sales	$1,746	$2,038
Accrued warranty and related costs	1,678	1,240
Accrued taxes	1,299	1,140
Accrued marketing and selling expenses	561	598
Accrued compensation and employee benefits	551	590
Other current liabilities	3,943	3,641

Total accrued expenses	$9,778	$9,247

Non-Current Liabilities

	September 30, 2009	September 30, 2009
	March 31, 2012	September 24, 2011
Deferred tax liabilities	$11,704	$8,159
Other non-current liabilities	2,250	1,941

Total other non-current liabilities	$13,954	$10,100

Note 4 – Income Taxes

As of March 31, 2012, the Company recorded gross unrecognized tax benefits of $1.7 billion, of which $705 million, if recognized, would affect the Company’s effective tax rate. As of September 24, 2011, the total amount of gross unrecognized tax benefits was $1.4 billion, of which $563 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $278 million and $261 million of gross interest and penalties accrued as of March 31, 2012 and September 24, 2011, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table presents the components of comprehensive income, net of taxes, during the three- and six-month periods ended March 31, 2012 and March 26, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Net income	$11,622	$5,987	$24,686	$11,991
Other comprehensive income:
Change in unrecognized gains/losses on derivative instruments	(118)	(82)	(185)	161
Change in foreign currency translation	9	74	3	90
Change in unrealized gains/losses on marketable securities	249	20	263	(79)

Total comprehensive income	$11,762	$5,999	$24,767	$12,163

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and six-month periods ended March 31, 2012 and March 26, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Change in fair value of derivatives	$(21)	$(140)	$66	$(183)
Adjustment for net gains/losses realized and included in net income	(97)	58	(251)	344

Change in unrecognized gains/losses on derivative instruments	$(118)	$(82)	$(185)	$161

The following table shows the components of AOCI, net of taxes, as of March 31, 2012 and September 24, 2011 (in millions):

	September 30, 2009	September 30, 2009
	March 31, 2012	September 24, 2011
Net unrealized gains/losses on marketable securities	$393	$130
Net unrecognized gains/losses on derivative instruments	105	290
Cumulative foreign currency translation	26	23

Accumulated other comprehensive income	$524	$443

Equity Awards

A summary of the Company’s RSU activity and related information for the six months ended March 31, 2012 is as follows (in thousands, except weighted-average grant date fair value amounts):

	September 30,	September 30,	September 30,
	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 24, 2011	14,446	$231.49
RSUs granted	6,585	$398.64
RSUs vested	(3,485)	$176.83
RSUs cancelled	(632)	$229.97

Balance at March 31, 2012	16,914	$307.88	$10,140,707

RSUs that vested during the three- and six-month periods ended March 31, 2012 had fair values of $625 million and $1.6 billion, respectively, as of their applicable vesting dates. RSUs that vested during the three- and six-month periods ended March 26, 2011 had fair values of $69 million and $728 million, respectively, as of their applicable vesting dates.

A summary of the Company’s stock option activity and related information for the six months ended March 31, 2012 is as follows (in thousands, except weighted-average exercise price amounts and weighted-average remaining contractual term in years):

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 24, 2011	11,866	$108.64
Options granted	0	$0
Options assumed	41	$30.92
Options cancelled	(22)	$102.91
Options exercised	(3,243)	$85.54

Balance at March 31, 2012	8,642	$116.95	2.12	4,170,553

Exercisable at March 31, 2012	8,436	$116.67	2.06	4,073,404
Expected to vest after March 31, 2012	206	$128.57	4.39	97,150

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $719 million and $1.2 billion for the three- and six-month periods ended March 31, 2012, respectively, and $875 million and $1.8 billion for the three- and six-month periods ended March 26, 2011, respectively.

The Company had approximately 39.1 million shares reserved for future issuance under the Company’s stock plans as of March 31, 2012. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

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

During the three- and six-month periods ended March 31, 2012, in conjunction with certain business combinations, the Company assumed 41,000 stock options with a weighted-average fair value per share of $400.79.

The weighted-average fair value of stock purchase rights per share was $105.25 and $96.83 during the three- and six-month periods ended March 31, 2012, respectively, and was $68.95 and $65.15 during the three- and six-month periods ended March 26, 2011, respectively.

The following table provides a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2012 and March 26, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Cost of sales	$63	$51	$126	$103
Research and development	168	104	328	217
Selling, general and administrative	193	132	390	266

Total share-based compensation expense	$424	$287	$844	$586

The income tax benefit related to share-based compensation expense was $156 million and $301 million for the three- and six-month periods ended March 31, 2012, respectively, and $140 million and $236 million for the three- and six-month periods ended March 26, 2011, respectively. As of March 31, 2012, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $4.4 billion, which the Company expects to recognize over a weighted-average period of 3.48 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the three-month period ended March 31, 2012, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, and Jeffrey E. Williams, and director Arthur D. Levinson had trading plans adopted in accordance with Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee equity plans.

Dividend and Stock Repurchase Program

In March 2012, the Board of Directors of the Company approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends of $2.65 per share, beginning in the fourth quarter of 2012. Additionally, in March 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is expected to be executed over a three-year period with the primary objective to neutralize the impact of dilution from future employee equity grants and employee stock purchase programs. The repurchase program does not obligate the Company to acquire any specific number of shares.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table presents changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 31, 2012 and March 26, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Beginning accrued warranty and related costs	$1,676	$904	$1,240	$761
Cost of warranty claims	(464)	(249)	(865)	(502)
Accruals for product warranty	466	448	1,303	844

Ending accrued warranty and related costs	$1,678	$1,103	$1,678	$1,103

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either March 31, 2012 or September 24, 2011.

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

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources, which subjects the Company to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into various agreements for the supply of components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the mobile communication and media device and personal computer industries also compete for various components with other industries that have experienced increased demand for their products. The Company also uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

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

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. Under certain of these agreements, which expire between 2012 and 2022, the Company has made prepayments for the future purchase of inventory components and has agreed to acquire capital equipment to use in the manufacturing of such components.

As of March 31, 2012, the Company had a total of $3.3 billion of inventory component prepayments outstanding, of which $653 million is classified as other current assets and $2.6 billion is classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $2.3 billion of inventory component prepayments outstanding as of September 24, 2011. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. During the three- and six-month periods ended March 31, 2012, the Company utilized $542 million and $593 million of inventory component prepayments, respectively.

Additionally, as of March 31, 2012, the Company had outstanding off-balance sheet commitments under certain long-term supply agreements to make inventory component prepayments and to acquire capital equipment to use in the manufacturing of such components of $1.4 billion.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 31, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $3.7 billion, of which $2.8 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.0 billion.

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $2.4 billion as of March 31, 2012, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, certain of which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

Note 7 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail. The results of the Americas, Europe, Japan and Asia-Pacific segments do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 12 countries, including the U.S. Each reportable operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2011 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. Prior to 2012, the Company allocated to corporate expenses certain costs associated with its high-profile retail stores that have been designed and built to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Beginning in 2012, the Company no longer allocates these costs to corporate expenses and reclassified $25 million and $49 million of such costs from corporate to Retail segment expenses for the three- and six-month periods ended March 26, 2011, respectively. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment.

The following table shows information by operating segment for the three- and six-month periods ended March 31, 2012 and March 26, 2011 as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Americas:
Net sales	$13,182	$9,323	$30,896	$18,541
Operating income	$5,606	$3,755	$12,867	$6,654

Europe:
Net sales	$8,807	$6,027	$20,063	$13,283
Operating income	$3,887	$2,551	$8,555	$5,307

Japan:
Net sales	$2,645	$1,383	$6,195	$2,816
Operating income	$1,527	$689	$3,524	$1,261

Asia-Pacific:
Net sales	$10,153	$4,743	$17,850	$9,730
Operating income	$4,774	$2,045	$8,078	$4,087

Retail:
Net sales	$4,399	$3,191	$10,515	$7,038
Operating income	$1,149	$782	$3,003	$1,788

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and six-month periods ended March 31, 2012 and March 26, 2011 is as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Segment operating income	$16,943	$9,822	$36,027	$19,097
Share-based compensation expense	(424)	(287)	(844)	(586)
Other corporate expenses, net (a)	(1,135)	(1,661)	(2,459)	(2,810)

Total operating income	$15,384	$7,874	$32,724	$15,701

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” of this Form 10-Q, which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 24, 2011 (the “2011 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and Mac OS® X operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, iBookstore™, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

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

The Company uses a variety of direct and indirect distribution channels, such as its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware and software integration, and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high-quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

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

In March 2012, the Company introduced the third generation iPad and an updated version of Apple TV. The Company also introduced iPhoto® for iOS, and provided updates to iMovie®, GarageBand® and iWork® for iOS.

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2011 Form 10-K.

Future Quarterly Dividends and Stock Repurchase Program

In March 2012, the Company announced its plans to initiate a quarterly dividend of $2.65 per share of common stock beginning in the fourth quarter of 2012, subject to declaration by its Board of Directors. The Company further announced that the Board of Directors has authorized a program to repurchase up to $10 billion of the Company’s common stock, commencing in 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2011 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

For sales of iPhone, iPad, and Apple TV, for sales of iPod touch beginning in June 2010, and for sales of Mac beginning in June 2011, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. In June 2011, the Company announced it would begin providing various non-software services to owners of qualifying versions of iOS devices and Mac. Because the Company has neither VSOE nor TPE for these unspecified software upgrade rights or the non-software services, revenue is allocated to these rights and services based on the Company’s ESPs. Amounts allocated to the unspecified software upgrade rights and non-software services are deferred and recognized on a straight-line basis over the estimated lives of each of these devices, which range from 24 to 48 months. The Company’s process for determining ESPs involves management’s judgment. The Company’s process considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change, including the estimated or actual costs incurred to provide non-software services or the estimated lives of the related devices, or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades and non-software services related to future sales of these devices could change. If the estimated life of one or more of the devices should change, the future rate of amortization of the revenue allocated to the software upgrade rights would also change.

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

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the security before recovery of the its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

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

Warranty Costs

The Company provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s results of operations.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 6, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

Fiscal Period

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2012 will include 53-weeks and will end on September 29, 2012. A 14th week has been included in the first quarter of 2012, as is done approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. The first quarter of 2011 spanned 13 weeks. Inclusion of the 14th week in the first quarter of 2012 increased the Company’s overall net sales and operating expenses for the six months ended March 31, 2012.

Net Sales

The following table summarizes net sales by operating segment and net sales and unit sales by product during the three- and six-month periods ended March 31, 2012 and March 26, 2011 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2012	March 26, 2011	Change	March 31, 2012	March 26, 2011	Change
Net Sales by Operating Segment:
Americas net sales	$13,182	$9,323	41%	$30,896	$18,541	67%
Europe net sales	8,807	6,027	46%	20,063	13,283	51%
Japan net sales	2,645	1,383	91%	6,195	2,816	120%
Asia-Pacific net sales	10,153	4,743	114%	17,850	9,730	83%
Retail net sales	4,399	3,191	38%	10,515	7,038	49%

Total net sales	$39,186	$24,667	59%	$85,519	$51,408	66%

Net Sales by Product:
Mac Desktops (a)(i)	$1,563	$1,441	8%	$3,499	$3,172	10%
Mac Portables (b)(i)	3,510	3,535	(1)%	8,172	7,234	13%

Total Mac net sales	5,073	4,976	2%	11,671	10,406	12%

iPod (c)(i)	1,207	1,600	(25)%	3,735	5,025	(26)%
Other music related products and services (d)	2,151	1,634	32%	4,178	3,065	36%
iPhone and related products and services (e)(i)	22,690	12,298	85%	47,107	22,766	107%
iPad and related products and services (f)(i)	6,590	2,836	132%	15,743	7,444	111%
Peripherals and other hardware (g)	643	580	11%	1,409	1,173	20%
Software, service and other sales (h)	832	743	12%	1,676	1,529	10%

Total net sales	$39,186	$24,667	59%	$85,519	$51,408	66%

Unit Sales by Product:
Mac Desktops	1,199	1,009	19%	2,678	2,236	20%
Mac Portables	2,818	2,751	2%	6,537	5,658	16%

Total Mac unit sales	4,017	3,760	7%	9,215	7,894	17%

iPod unit sales	7,673	9,017	(15)%	23,070	28,463	(19)%
iPhone unit sales	35,064	18,647	88%	72,108	34,882	107%
iPad unit sales	11,798	4,694	151%	27,232	12,025	126%

(a)	Includes revenue from iMac, Mac mini and Mac Pro sales.

(b)	Includes revenue from MacBook, MacBook Air and MacBook Pro sales.

(c)	Includes revenue from iPod sales.

(d)	Includes revenue from sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.

(e)	Includes revenue from sales of iPhone, iPhone services, and Apple-branded and third-party iPhone accessories.

(f)	Includes revenue from sales of iPad, iPad services, and Apple-branded and third-party iPad accessories.

(g)	Includes revenue from sales of displays, networking products, and other hardware.

(h)	Includes revenue from sales of Apple-branded and third-party Mac software, and services.

(i)	Includes amortization of related revenue deferred for non-software services and embedded software upgrade rights.

Net sales during the second quarter and first six months of 2012 increased $14.5 billion or 59%, and $34.1 billion or 66%, respectively, compared to the same periods in 2011. Several factors contributed positively to this increase, including the addition of the 14th week in the first quarter of 2012 as well as the following:

•

Net sales of iPhone and related products and services were $22.7 billion and $47.1 billion in the second quarter and first six months of 2012, respectively, representing an increase of 85% and 107%, compared to the same periods in 2011, respectively. iPhone unit sales totaled 35.1 million and 72.1 million during the second quarter and first six months of 2012, respectively. iPhone year-over-year net sales growth reflects strong demand for iPhone in all of the Company’s operating segments and primarily due to the launch of iPhone 4S and expanded distribution with new carriers and resellers. Net sales of iPhone and related products and services were 58% and 50% of the Company’s total net sales for the second quarter of 2012 and 2011, respectively, and were 55% and 44% of the Company’s total net sales during the first six months of 2012 and 2011, respectively.

•

Net sales of iPad and related products and services were $6.6 billion and $15.7 billion in the second quarter and first six months of 2012, respectively, representing an increase of 132% and 111% compared to the same periods in 2011, respectively. Unit sales of iPad were 11.8 million and 27.2 million during the second quarter and first six months of 2012, respectively. The year-over-year increase in net sales and unit sales were driven by strong iPad demand in all of the Company’s operating segments, the launch of the new iPad in March 2012, and expanded distribution with new carriers and resellers. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. Net sales of iPad and related products and services were 17% and 11% of the Company’s total net sales for the second quarter of 2012 and 2011, respectively, and were 18% and 14% of the Company’s total net sales during the first six months of 2012 and 2011, respectively.

•

Mac net sales were $5.1 billion and $11.7 billion in the second quarter and first six months of 2012, respectively, representing an increase of 2% and 12% compared to the same periods in 2011. Mac unit sales increased 257,000 or 7% and 1.3 million or 17% in the second quarter and first six months of 2012, respectively. Mac portable system unit sales increased 67,000 or 2% during the second quarter of 2012 and increased 879,000 or 16% during the first six months of 2012, due to the higher demand for MacBook Air. The increase in Mac portable system unit sales was lower than the year-over-year increase in earlier periods largely due to the launch of a new MacBook Pro line in the second quarter of 2011 without a comparable product transition in the second quarter of 2012. Mac desktop system unit sales increased 190,000 or 19% during the second quarter of 2012 and increased 442,000 or 20% during the first six months of 2012, due primarily to strong demand for iMac. Mac net sales were 13% and 20% of the Company’s total net sales for the second quarter of 2012 and 2011, respectively, and were 14% and 20% of the Company’s total net sales during the first six months of 2012 and 2011, respectively.

•

Net sales of other music related products and services were $2.2 billion and $4.2 billion in the second quarter and first six months of 2012, respectively, representing an increase of 32% and 36% compared to the same periods in 2011, respectively. This increase was due primarily to growth of the iTunes Store which generated total net sales of $1.9 billion and $3.6 billion for the second quarter and the first six months of 2012, respectively, compared to net sales of $1.4 billion and $2.5 billion during the same periods in 2011, respectively. The strong results of the iTunes Store reflect growth of the iTunes App Store, continued growth in the installed base of iPhone, iPad, and iPod customers, and the expansion of third-party audio, video and book content available for sale or rent via the iTunes Store. Net sales of other music related products and services were 5% of the Company’s total net sales for both the second quarter of 2012 and first six months of 2012 compared to 7% and 6% in the same periods in 2011, respectively.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in iPod net sales and unit sales experienced across all operating segments. iPod net sales decreased by $393 million and $1.3 billion during the second quarter and first six months of 2012, respectively, representing decreases of 25% and 26% compared to the same periods in 2011, respectively. Similarly, iPod unit sales decreased by 15% and 19% in the second quarter of 2012 and first six months of 2012, respectively, compared to the same periods in 2011, respectively. Declines in net sales and unit sales of iPod reflect the general contraction of the overall market for MP3 players. Net sales of iPod were 3% and 6% of the Company’s total net sales for the second quarter of 2012 and 2011, respectively, and were 4% and 10% of the Company’s total net sales during the first six months of 2012 and 2011, respectively.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail. The results of the Americas, Europe, Japan and Asia-Pacific segments do not include the results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 12 countries. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 7, “Segment Information and Geographic Data” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Americas

During the second quarter of 2012, net sales in the Americas increased $3.9 billion or 41% compared to the second quarter of 2011, and increased $12.4 billion or 67% during the first six months of 2012 compared to the same period in 2011. The growth in net sales during the second quarter and first six months of 2012 was primarily driven by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, strong demand for iPad during the first quarter of 2012 and the successful launch of the new iPad in the second quarter of 2012, and higher sales from the iTunes Store. The Americas segment accounted for 34% and 38% of the Company’s total net sales in the second quarter of 2012 and 2011, respectively, and 36% of the Company’s total net sales for the first six months of both 2012 and 2011.

Europe

During the second quarter of 2012, net sales in Europe increased $2.8 billion or 46% compared to the second quarter of 2011, and increased $6.8 billion or 51% during the first six months of 2012 compared to the same period in 2011. The growth in net sales during the second quarter and first six months of 2012 was primarily driven by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, strong demand for iPad during the first quarter of 2012 and the successful launch of the new iPad in the second quarter of 2012, and higher sales from the iTunes Store. The Europe segment accounted for 22% and 24% of the Company’s total net sales in the second quarter of 2012 and 2011, respectively, and 24% and 26% of total net sales for the first six months in 2012 and 2011, respectively.

Japan

During the second quarter of 2012, net sales in Japan increased $1.3 billion or 91% compared to the second quarter of 2011, and increased $3.4 billion or 120% during the first six months of 2012 compared to the same period in 2011. The growth in net sales during the second quarter and first six months of 2012 was primarily driven by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, strong demand for iPad during the first quarter of 2012 and the successful launch of the new iPad in the second quarter of 2012, and strength in the Japanese Yen relative to the U.S. dollar. The Japan segment accounted for 7% and 6% of the Company’s total net sales in the second quarter of 2012 and 2011, respectively, and 7% and 5% of total net sales in the first six months of 2012 and 2011, respectively.

Asia-Pacific

During the second quarter of 2012, net sales in Asia-Pacific increased $5.4 billion or 114% compared to the second quarter of 2011, and increased $8.1 billion or 83% during the first six months of 2012 compared to the same period in 2011. The growth in net sales during the second quarter and first six months of 2012 was mainly due to increased demand for iPhone, the successful launch of iPhone 4S in mainland China during the second quarter of 2012, strong demand for iPad during the first quarter of 2012, and the successful launch of the new iPad in selected countries in Asia-Pacific during the second quarter of 2012. The Asia-Pacific segment accounted for 26% and 19% of the Company’s total net sales for the second quarter of 2012 and 2011, respectively, and 21% and 19% of total net sales in the first six months of 2012 and 2011, respectively.

Retail

Retail net sales increased $1.2 billion or 38% during the second quarter of 2012 compared to the second quarter of 2011, and increased $3.5 billion or 49% during the first six months of 2012 compared to the same period in 2011. The growth in net sales during the second quarter and first six months of 2012 was driven primarily by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, strong demand for iPad during the first quarter of 2012 and the successful launch of the new iPad in the second quarter of 2012, and higher Mac net sales. The Retail segment accounted for 11% and 13% of total net sales in the second quarter of 2012 and 2011, respectively, and 12% and 14% of total net sales for the first six months of 2012 and 2011, respectively.

The Company opened two new retail stores during the second quarter of 2012, ending the quarter with 363 stores open compared to 323 stores at the end of the second quarter of 2011. With an average of 361 stores and 323 stores open during the second quarters of 2012 and 2011, respectively, average revenue per store increased 23% to $12.2 million in the second quarter of 2012 compared to the second quarter of 2011. Average revenue per store increased 33% to $29.2 million for the first six months of 2012 compared to the same period in 2011.

The Retail segment reported operating income of $1.1 billion during the second quarter of 2012 compared to operating income of $782 million during the second quarter of 2011, and reported operating income of $3.0 billion during the first six months of 2012 compared to $1.8 billion during the first six months of 2011. The year-over-year increase in Retail operating income was primarily attributable to higher overall net sales and leverage of fixed costs on higher net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since inception totaled $3.1 billion through the second quarter of 2012. As of March 31, 2012, the Retail segment had approximately 42,200 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $2.8 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three- and six-month periods ended March 31, 2012 and March 26, 2011 was as follows (dollars in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Net sales	$39,186	$24,667	$85,519	$51,408
Cost of sales	20,622	14,449	46,252	30,892

Gross margin	$18,564	$10,218	$39,267	$20,516

Gross margin percentage	47.4%	41.4%	45.9%	39.9%

The gross margin percentage in the second quarter of 2012 was 47.4% compared to 41.4% in the second quarter of 2011. The gross margin percentage for the first six months of 2012 was 45.9% compared to 39.9% in the first six months of 2011. The year-over-year increase in gross margin was largely driven by favorable sales mix towards products with higher gross margins, particularly iPhone, lower commodity and other product costs, and leverage of fixed costs on higher net sales.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first half of 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and a stronger U.S. dollar, and potential future component cost and other cost increases.

The foregoing statements regarding the Company’s expected gross margin percentage in future periods are forward-looking and could differ from actual results because of several factors including, but not limited to certain of those set forth below in Part II, Item 1A, “Risk Factors” of this Form 10-Q under the subheading “Future operating results depend upon the Company’s ability to obtain components in sufficient quantities,” which is incorporated herein by reference. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential increases in the cost of components, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and six-month periods ended March 31, 2012 and March 26, 2011 were as follows (dollars in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Research and development	$841	$581	$1,599	$1,156
Percentage of net sales	2%	2%	2%	2%
Selling, general and administrative	$2,339	$1,763	$4,944	$3,659
Percentage of net sales	6%	7%	6%	7%

Research and Development Expense (“R&D”)

R&D expense increased $260 million or 45% to $841 million during the second quarter of 2012 compared to the same period of 2011 and increased $443 million or 38% to $1.6 billion during the first six months of 2012 compared to the same period in 2011. These increases were due primarily to an increase in headcount and related expenses to support expanded R&D activities.

Although total R&D expense increased 45% and 38% during the second quarter and first six months of 2012, respectively, compared to the same periods in 2011, it remained fairly consistent as a percentage of net sales given the year-over-year growth in the Company’s net sales during the second quarter and first six months of 2012 of 59% and 66%, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D, including increases in related headcount, to remain competitive.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $576 million or 33% to $2.3 billion during second quarter of 2012 compared to the same period of 2011, and increased $1.3 billion or 35% to $4.9 billion during the first six months of 2012 compared to the same period in 2011. These increases were due primarily to the Company’s continued expansion of its Retail segment, increase in headcount and related expenses, higher spending on marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Total other income and expense increased $122 million or 469% to $148 million during second quarter of 2012 compared to the same period in 2011, and increased $123 million or 76% to $285 million during the first six months of 2012 compared to the same period in 2011. The overall increase in other income and expense during the second quarter of 2012 compared to the same period in 2011 was primarily attributable to higher interest and dividend income on the Company’s higher cash, cash equivalents and marketable securities balances. The overall increase in other income and expense during the first six months of 2012 compared to the same period in 2011 was primarily attributable to higher interest and dividend income and net realized gains on sales of marketable securities, partially offset by higher premium expenses on foreign exchange contracts. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities increased to 1.01% in the second quarter of 2012 from 0.76% in the second quarter of 2011.

Provision for Income Taxes

The Company’s effective tax rate for the three- and six-month periods ended March 31, 2012 was approximately 25.2% for both periods, compared to approximately 24.2% and 24.4% for the three- and six-month periods ended March 26, 2011, respectively. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the first six months of 2012 compared to the same period in 2011 is due primarily to a lower proportion of foreign earnings in the current year and the recognition of a tax benefit as a result of legislation enacted during the first quarter of 2011 retroactively reinstating the research and development tax credit through December 2011.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2012 and September 24, 2011 (in millions):

	September 30, 2009	September 30, 2009
	March 31, 2012	September 24, 2011
Cash, cash equivalents and marketable securities	$110,176	$81,570
Accounts receivable, net	$7,042	$5,369
Inventories	$1,102	$776
Working capital	$18,676	$17,018

As of March 31, 2012, the Company had $110.2 billion in cash, cash equivalents and marketable securities, an increase of $28.6 billion from September 24, 2011. The principal component of this net increase was the cash generated by operating activities of $31.5 billion, which was partially offset by payments made for acquisition of property, plant and equipment and intangible assets of $2.9 billion, and payments made in connection with business acquisitions, net of cash acquired, of $350 million.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade with the objective of minimizing the potential risk of principal loss. As of March 31, 2012 and September 24, 2011, $74.0 billion and $54.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, common stock repurchases, dividends on its common stock and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $2.2 billion during the first six months of 2012 consisting of $362 million for retail store facilities and $1.8 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first six months of 2012 were $2.8 billion, of which $353 million related to retail store facilities.

The Company anticipates utilizing approximately $8.0 billion for capital expenditures during 2012, including approximately $900 million for retail store facilities and approximately $7.1 billion for other capital expenditures, including product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2012, the Company expects to open about 40 new stores, approximately three quarters of which will be located outside of the U.S.

Dividend and Stock Repurchase Program

In March 2012, the Board of Directors of the Company approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends of $2.65 per share, beginning in the fourth quarter of 2012. Additionally, in March 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is expected to be executed over a three-year period with the primary objective to neutralize the impact of dilution from future employee equity grants and employee stock purchase programs. The repurchase program does not obligate the Company to acquire any specific number of shares. The Company anticipates that it will utilize approximately $45 billion of domestic cash to pay dividends, repurchase shares, and to remit withheld taxes related to net share settlement of RSUs in the first three years of the dividend and stock repurchase programs. The Company anticipates the cash used for future dividends and the repurchase program will come primarily from current domestic cash and from on-going U.S. operating activities and the cash generated from such activities.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 31, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $3.7 billion, of which $2.8 billion related to leases for retail space.

Long-Term Supply Agreements

As of March 31, 2012, the Company had outstanding off-balance sheet commitments under certain long-term supply agreements to make inventory component prepayments and to acquire capital equipment to be used to manufacture such components of $1.4 billion.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.0 billion.

Other Obligations

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $2.4 billion as of March 31, 2012, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of March 31, 2012, the Company had non-current deferred tax liabilities of $11.7 billion. Additionally, as of March 31, 2012, the Company had gross unrecognized tax benefits of $1.7 billion and an additional $278 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of March 31, 2012 or September 24, 2011.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2011 Form 10-K have not changed materially for the six months ended March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected. See the risk factors “The Company is frequently the subject of intellectual property litigation, and could be found to have infringed on intellectual property rights” and “The Company could be impacted by unfavorable results of legal proceedings” in Part II, Item 1A, “Risk Factors” of this Form 10-Q. The Company settled certain matters during the second quarter of 2012 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

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

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (“DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements to strike most favored nation pricing clauses. The DOJ’s complaint asserts, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company denies the DOJ’s allegations and intends to vigorously contest the lawsuit.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Form 10-K. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

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

Global markets for the Company’s products and services are highly competitive and subject to rapid technological change, and the Company may be unable to compete effectively in these markets.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if other companies infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be negatively affected.

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

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including but not limited to timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

The Company faces substantial inventory and other asset risk in addition to purchase commitment cancellation risk.

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its provisions related to inventory, capital assets, other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into various agreements for the supply of components; there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from the credit crisis on the Company’s suppliers, referred to in “Global economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first half of 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and a stronger U.S. dollar, and potential future component cost and other cost increases.

The Company and other participants in the mobile communication and media device, and personal computer industries compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. The supply of components for a new or existing product could be delayed or constrained, or a key manufacturing vendor could delay shipments of completed products to the Company.

The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of whom are located outside of the U.S.

Substantially all of the Company’s manufacturing is performed in whole or in part by a few outsourcing partners primarily located in Asia. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While the Company relies on its partners to adhere to its supplier code of conduct, material violations of the supplier code of conduct could occur.

The supply and manufacture of many critical components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Single-sourced outsourcing partners in Asia perform final assembly of substantially all of the Company’s hardware products. Manufacturing or logistics in these locations or transit to final destinations may be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues.

The Company relies on third-party intellectual property and digital content, which may not be available to the Company on commercially reasonable terms or at all.

Many of the Company’s products include third-party intellectual property, which requires licenses from those third parties. Based on past experience and industry practice, the Company believes such licenses generally can be obtained on reasonable terms. There is however no assurance that the necessary licenses can be obtained on acceptable terms or at all.

The Company also contracts with third parties to offer their digital content through the iTunes Store. The licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach.

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

The Company is frequently the subject of intellectual property litigation, and could be found to have infringed on intellectual property rights.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. If the Company is found to infringe one or more patents or other intellectual property rights, regardless of whether it can develop non-infringing technology, it may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting the Company from marketing or selling certain products.

In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses.

In management’s opinion, there is not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

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

The Company depends on the performance of distributors, carriers and other resellers.

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

Many resellers have narrow operating margins and have been negatively affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

The Company’s Retail business has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. These risks and uncertainties include, but are not limited to, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with its existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

The Company sells complex hardware and software products and services that can contain design and manufacturing defects. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. The Company’s online services may from time to time experience outages, service slowdowns, or errors. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the hardware, software and services it sells. Failure to do so could result in lost revenue, significant warranty and other expenses, and harm to the Company’s reputation.

The Company is subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.

The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, areas of labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health, and safety.

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

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. This increases the costs of doing business, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies.

The Company’s success depends largely on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its CEO, executive team and highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key personnel are located.

The Company’s business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses, significant recovery time and substantial expenditures could be required to resume operations.

The Company’s business and reputation may be impacted by information technology system failures or network disruptions.

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

The Company devotes significant resources to network security, data encryption, and other security measures to protect its systems and data, but these security measures cannot provide absolute security. The Company may experience a breach of its systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged and use of the Company’s products and services could decrease. The Company would also be exposed to a risk of loss or litigation and possible liability.

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

The Company’s privacy policy and related practices concerning the use and disclosure of data are posted on its website. Any failure by the Company, its suppliers or other parties with whom the Company does business to comply with its posted privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by governmental entities or others.

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

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, strengthening U.S. dollar, or price competition. The Company has typically experienced greater net sales in the first fiscal quarter compared to other fiscal quarters due to increased holiday seasonal demand. The Company could be subject to unexpected developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s logistics, components supply, or manufacturing partners.

The Company’s stock price is subject to volatility.

The Company’s stock continues to experience substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. The Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

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

The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs, political instability, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectability risk on its trade receivables with customers in certain international markets. There can be no assurance the Company can effectively limit its credit risk and avoid losses.

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

The Company has not recognized any significant losses on its cash, cash equivalents and marketable securities, but could experience significant declines in the market value of its investment portfolio. Given the global nature of its business, the Company has both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a significant impairment.

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of March 31, 2012. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of March 31, 2012. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company could be impacted by unfavorable results of legal proceedings.

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

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The Company is also subject to the examination of its tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcomes from these examinations.

Item 6.	Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through April 20, 2011.	10-Q	3/26/11

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.7*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	12/25/10

10.8**	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.

14.1**	Business Conduct Policy of the Registrant dated January 2012.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 25, 2012	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President,
Chief Financial Officer