Form 10-Q
period 2012-06-30
APPLE INC
filed 2012-07-25
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes  ☐    No  ☒

937,406,000 shares of common stock issued and outstanding as of July 13, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$35,023	$28,571	$120,542	$79,979
Cost of sales	20,029	16,649	66,281	47,541

Gross margin	14,994	11,922	54,261	32,438

Operating expenses:
Research and development	876	628	2,475	1,784
Selling, general and administrative	2,545	1,915	7,489	5,574

Total operating expenses	3,421	2,543	9,964	7,358

Operating income	11,573	9,379	44,297	25,080
Other income and expense	288	172	573	334

Income before provision for income taxes	11,861	9,551	44,870	25,414
Provision for income taxes	3,037	2,243	11,360	6,115

Net income	$8,824	$7,308	$33,510	$19,299

Earnings per common share:
Basic	$9.42	$7.89	$35.89	$20.91
Diluted	$9.32	$7.79	$35.48	$20.63

Shares used in computing earnings per share:
Basic	936,596	926,108	933,672	922,917
Diluted	947,059	937,810	944,440	935,688

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except number of shares which are reflected in thousands)

	June 30, 2012	September 24, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$7,945	$9,815
Short-term marketable securities	19,709	16,137
Accounts receivable, less allowances of $94 and $53, respectively	7,657	5,369
Inventories	1,122	776
Deferred tax assets	2,309	2,014
Vendor non-trade receivables	6,641	6,348
Other current assets	6,560	4,529

Total current assets	51,943	44,988

Long-term marketable securities	89,567	55,618
Property, plant and equipment, net	10,487	7,777
Goodwill	1,132	896
Acquired intangible assets, net	4,329	3,536
Other assets	5,438	3,556

Total assets	$162,896	$116,371

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$16,808	$14,632
Accrued expenses	10,430	9,247
Deferred revenue	5,822	4,091

Total current liabilities	33,060	27,970

Deferred revenue – non-current	2,530	1,686
Other non-current liabilities	15,560	10,100

Total liabilities	51,150	39,756

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 937,266 and 929,277 shares issued and outstanding, respectively	15,573	13,331
Retained earnings	95,641	62,841
Accumulated other comprehensive income	532	443

Total shareholders’ equity	111,746	76,615

Total liabilities and shareholders’ equity	$162,896	$116,371

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	June 30, 2012	June 25, 2011
Cash and cash equivalents, beginning of the period	$9,815	$11,261

Operating activities:
Net income	33,510	19,299
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	2,296	1,271
Share-based compensation expense	1,292	870
Deferred income tax expense	4,066	2,232
Changes in operating assets and liabilities:
Accounts receivable, net	(2,278)	(592)
Inventories	(346)	162
Vendor non-trade receivables	(293)	(955)
Other current and non-current assets	(3,238)	(1,551)
Accounts payable	2,450	2,480
Deferred revenue	2,575	1,276
Other current and non-current liabilities	1,686	2,608

Cash generated by operating activities	41,720	27,100

Investing activities:
Purchases of marketable securities	(121,091)	(75,133)
Proceeds from maturities of marketable securities	10,344	16,396
Proceeds from sales of marketable securities	73,140	34,301
Payments made in connection with business acquisitions, net of cash acquired	(350)	0
Payments for acquisition of property, plant and equipment	(4,834)	(2,615)
Payments for acquisition of intangible assets	(1,067)	(266)
Other	(56)	34

Cash used in investing activities	(43,914)	(27,283)

Financing activities:
Proceeds from issuance of common stock	433	577
Excess tax benefits from equity awards	1,036	915
Taxes paid related to net share settlement of equity awards	(1,145)	(479)

Cash generated by financing activities	324	1,013

(Decrease)/increase in cash and cash equivalents	(1,870)	830

Cash and cash equivalents, end of the period	$7,945	$12,091

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$5,901	$2,563

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

The following table shows the computation of basic and diluted earnings per common share for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Numerator:
Net income	$8,824	$7,308	$33,510	$19,299

Denominator:
Weighted-average shares outstanding	936,596	926,108	933,672	922,917
Effect of dilutive securities	10,463	11,702	10,768	12,771

Weighted-average diluted shares	947,059	937,810	944,440	935,688

Basic earnings per common share	$9.42	$7.89	$35.89	$20.91
Diluted earnings per common share	$9.32	$7.79	$35.48	$20.63

The number of potentially dilutive securities excluded from the computation of diluted earnings per common share because their effect would have been antidilutive was not significant for the three- and nine-month periods ended June 30, 2012 and June 25, 2011.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- and long-term marketable securities as of June 30, 2012 and September 24, 2011 (in millions):

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$3,269	$0	$0	$3,269	$3,269	$0	$0

Level 1:
Money market funds	1,181	0	0	1,181	1,181	0	0
Mutual funds	1,894	34	(17)	1,911	0	1,911	0

Subtotal	3,075	34	(17)	3,092	1,181	1,911	0

Level 2:
U.S. Treasury securities	20,587	10	(6)	20,591	1,100	4,169	15,322
U.S. agency securities	19,197	41	(3)	19,235	479	2,026	16,730
Non-U.S. government securities	6,919	103	(7)	7,015	1	1,842	5,172
Certificates of deposit and time deposits	2,411	2	0	2,413	857	377	1,179
Commercial paper	2,301	0	0	2,301	991	1,310	0
Corporate securities	44,545	306	(31)	44,820	24	7,482	37,314
Municipal securities	5,541	61	(3)	5,599	43	588	4,968
Mortgage- and asset-backed securities	8,867	24	(5)	8,886	0	4	8,882

Subtotal	110,368	547	(55)	110,860	3,495	17,798	89,567

Total	$116,712	$581	$(72)	$117,221	$7,945	$19,709	$89,567

	September 24, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$2,903	$0	$0	$2,903	$2,903	$0	$0

Level 1:
Money market funds	1,911	0	0	1,911	1,911	0	0
Mutual funds	1,227	0	(34)	1,193	0	1,193	0

Subtotal	3,138	0	(34)	3,104	1,911	1,193	0

Level 2:
U.S. Treasury securities	10,717	39	(3)	10,753	1,250	2,149	7,354
U.S. agency securities	13,467	24	(3)	13,488	225	1,818	11,445
Non-U.S. government securities	5,559	11	(2)	5,568	551	1,548	3,469
Certificates of deposit and time deposits	4,175	2	(2)	4,175	728	977	2,470
Commercial paper	2,853	0	0	2,853	2,237	616	0
Corporate securities	35,241	132	(114)	35,259	10	7,241	28,008
Municipal securities	3,411	56	0	3,467	0	595	2,872

Subtotal	75,423	264	(124)	75,563	5,001	14,944	55,618

Total	$81,464	$264	$(158)	$81,570	$9,815	$16,137	$55,618

The net unrealized gains as of June 30, 2012 and September 24, 2011 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized during the three- and nine-month periods ended June 30, 2012 and June 25, 2011 related to such sales were not significant. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of June 30, 2012 and September 24, 2011, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of June 30, 2012, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three- and nine-month periods ended June 30, 2012 and June 25, 2011, the Company did not recognize any significant impairment charges.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment of these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

The Company had a net deferred gain associated with cash flow hedges of $201 million and $290 million, net of taxes, recorded in AOCI as of June 30, 2012 and September 24, 2011, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of June 30, 2012 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 30, 2012 and June 25, 2011.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of June 30, 2012 and September 24, 2011, respectively. The ineffective portions of and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

During the three and nine-month periods ended June 30, 2012 and June 25, 2011, the gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 30, 2012 and September 24, 2011 (in millions):

	June 30, 2012		September 24, 2011
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$33,892	$569	$13,705	$537
Instruments not designated as accounting hedges:
Foreign exchange contracts	$10,637	$40	$9,891	$56

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company received cash collateral related to the derivative instruments under its collateral security arrangements of $492 million and $288 million as of June 30, 2012 and September 24, 2011, respectively. These amounts are classified as accrued expenses in the Condensed Consolidated Balance Sheets. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of June 30, 2012 or September 24, 2011.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2012 and September 24, 2011 (in millions):

	June 30, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$548	$40	$588
Derivative liabilities (b):
Foreign exchange contracts	$165	$13	$178

	September 24, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$460	$56	$516
Derivative liabilities (b):
Foreign exchange contracts	$72	$37	$109

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in millions):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2012	June 25, 2011	June 30, 2012 (a)	June 25, 2011 (b)	Location	June 30, 2012	June 25, 2011
Cash flow hedges:
Foreign exchange contracts	$234	$12	$84	$(162)	Other income and expense	$(39)	$15
Net investment hedges:
Foreign exchange contracts	3	(7)	0	0	Other income and expense	1	1

Total	$237	$5	$84	$(162)		$(38)	$16

	Nine Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2012	June 25, 2011	June 30, 2012 (c)	June 25, 2011 (d)	Location	June 30, 2012	June 25, 2011
Cash flow hedges:
Foreign exchange contracts	$337	$(270)	$468	$(701)	Other income and expense	$(248)	$(104)
Net investment hedges:
Foreign exchange contracts	10	(21)	0	0	Other income and expense	2	1

Total	$347	$(291)	$468	$(701)		$(246)	$(103)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $63 million and $21 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2012. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended June 30, 2012.

(b)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(101) million and $(61) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 25, 2011. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended June 25, 2011.

(c)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $404 million and $64 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2012. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the nine months ended June 30, 2012.

(d)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(382) million and $(319) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended June 25, 2011. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the nine months ended June 25, 2011.

(e)	Refer to Note 5, “Shareholders’ Equity and Share-based Compensation” of this Form 10-Q, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. There were no customers that accounted for 10% or more of the Company’s trade receivables as of June 30, 2012 and September 24, 2011, respectively. The Company’s cellular network carriers accounted for 47% and 52% of trade receivables as of June 30, 2012 and September 24, 2011, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 56% and 26% of non-trade receivables as of June 30, 2012 and two of the Company’s vendors accounted for 53% and 29% of non-trade receivables as of September 24, 2011.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2012 and September 24, 2011 (in millions):

Property, Plant and Equipment

	June 30, 2012	September 24, 2011
Land and buildings	$2,315	$2,059
Machinery, equipment and internal-use software	10,576	6,926
Office furniture and equipment	228	184
Leasehold improvements	3,086	2,599

Gross property, plant and equipment	16,205	11,768
Accumulated depreciation and amortization	(5,718)	(3,991)

Net property, plant and equipment	$10,487	$7,777

Accrued Expenses

	June 30, 2012	September 24, 2011
Accrued taxes	$1,598	$1,140
Accrued warranty and related costs	1,565	1,240
Deferred margin on component sales	1,279	2,038
Accrued compensation and employee benefits	765	590
Accrued marketing and selling expenses	581	598
Other current liabilities	4,642	3,641

Total accrued expenses	$10,430	$9,247

Non-Current Liabilities

	June 30, 2012	September 24, 2011
Deferred tax liabilities	$13,195	$8,159
Other non-current liabilities	2,365	1,941

Total other non-current liabilities	$15,560	$10,100

Note 4 – Income Taxes

As of June 30, 2012, the Company recorded gross unrecognized tax benefits of $1.8 billion, of which $792 million, if recognized, would affect the Company’s effective tax rate. As of September 24, 2011, the total amount of gross unrecognized tax benefits was $1.4 billion, of which $563 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $343 million and $261 million of gross interest and penalties accrued as of June 30, 2012 and September 24, 2011, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $120 million and $170 million in the next 12 months.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities classified as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table presents the components of comprehensive income, net of taxes, during the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income	$8,824	$7,308	$33,510	$19,299
Other comprehensive income:
Change in unrecognized gains/losses on derivative instruments	96	112	(89)	273
Change in foreign currency translation	(91)	11	(88)	101
Change in unrealized gains/losses on marketable securities	3	140	266	61

Total comprehensive income	$8,832	$7,571	$33,599	$19,734

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Change in fair value of derivatives	$150	$8	$216	$(175)
Adjustment for net gains/losses realized and included in net income	(54)	104	(305)	448

Change in unrecognized gains/losses on derivative instruments	$96	$112	$(89)	$273

The following table shows the components of AOCI, net of taxes, as of June 30, 2012 and September 24, 2011 (in millions):

	June 30, 2012	September 24, 2011
Net unrealized gains/losses on marketable securities	$396	$130
Net unrecognized gains/losses on derivative instruments	201	290
Cumulative foreign currency translation	(65)	23

Accumulated other comprehensive income	$532	$443

Equity Awards

A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2012 is as follows (in thousands, except weighted-average grant date fair value amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 24, 2011	14,446	$231.49
RSUs granted	7,223	$414.88
RSUs vested	(5,955)	$202.92
RSUs cancelled	(812)	$245.20

Balance at June 30, 2012	14,902	$331.05	$8,702,991

RSUs that vested during the three- and nine-month periods ended June 30, 2012 had fair values of $1.5 billion and $3.1 billion, respectively, as of their applicable vesting dates. RSUs that vested during the three- and nine-month periods ended June 25, 2011 had fair values of $637 million and $1.4 billion, respectively, as of their applicable vesting dates.

A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2012 is as follows (in thousands, except weighted-average exercise price amounts and weighted-average remaining contractual term in years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 24, 2011	11,866	$108.64
Options granted	—	$—
Options assumed	41	$30.92
Options cancelled	(23)	$103.35
Options exercised	(3,910)	$85.19

Balance at June 30, 2012	7,974	$119.75	1.9	$3,702,090

Exercisable at June 30, 2012	7,869	$119.93	1.9	$3,652,052

Expected to vest after June 30, 2012	105	$106.00	4.9	$50,039

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $332 million and $1.5 billion for the three- and nine-month periods ended June 30, 2012, respectively, and $248 million and $2.1 billion for the three- and nine-month periods ended June 25, 2011, respectively.

The Company had approximately 38.2 million shares reserved for future issuance under the Company’s stock plans as of June 30, 2012. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

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

During the nine-month period ended June 30, 2012, in conjunction with certain business combinations, the Company assumed 41,000 stock options with a weighted-average fair value per share of $400.79.

The weighted-average fair value per share of stock purchase rights was $114.01 and $102.41 during the three- and nine-month periods ended June 30, 2012, respectively, and was $72.63 and $67.70 during the three- and nine-month periods ended June 25, 2011, respectively.

The following table provides a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Cost of sales	$70	$52	$196	$155
Research and development	172	119	500	336
Selling, general and administrative	206	113	596	379

Total share-based compensation expense	$448	$284	$1,292	$870

The income tax benefit related to share-based compensation expense was $131 million and $432 million for the three- and nine-month periods ended June 30, 2012, respectively, and $113 million and $349 million for the three- and nine-month periods ended June 25, 2011, respectively. As of June 30, 2012, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $4.3 billion, which the Company expects to recognize over a weighted-average period of 3.4 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the three-month period ended June 30, 2012, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, and Jeffrey E. Williams, and directors William V. Campbell and Arthur D. Levinson had equity trading plans adopted in accordance with Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee equity plans.

Dividend and Stock Repurchase Program

In March 2012, the Board of Directors of the Company approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends of $2.65 per share, beginning in the fourth quarter of 2012. Additionally, in March 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is expected to be executed over a three-year period with the primary objective of neutralizing the impact of dilution from future employee equity grants and employee stock purchase programs. The repurchase program does not obligate the Company to acquire any specific number of shares.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table presents changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Beginning accrued warranty and related costs	$1,678	$1,103	$1,240	$761
Cost of warranty claims	(436)	(288)	(1,301)	(790)
Accruals for product warranty	323	375	1,626	1,219

Ending accrued warranty and related costs	$1,565	$1,190	$1,565	$1,190

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either June 30, 2012 or September 24, 2011.

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

Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are primarily located in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. Under certain of these agreements, which expire between 2012 and 2022, the Company has made prepayments for the future purchase of inventory components and has agreed to acquire capital equipment to use in the manufacturing of such components.

As of June 30, 2012, the Company had a total of $4.4 billion of inventory component prepayments outstanding, of which $1.3 billion is classified as other current assets and $3.1 billion is classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $2.3 billion of inventory component prepayments outstanding as of September 24, 2011. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. During the three- and nine-month periods ended June 30, 2012, the Company utilized $41 million and $634 million of inventory component prepayments, respectively.

Additionally, as of June 30, 2012, the Company had outstanding off-balance sheet commitments under certain long-term supply agreements to make inventory component prepayments and to acquire capital equipment to use in the manufacturing of such components of $302 million.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 30, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $4.1 billion, of which $3.0 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.6 billion.

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $4.5 billion as of June 30, 2012, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, certain of which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. Prior to 2012, the Company allocated to corporate expenses certain costs associated with its high-profile retail stores that have been designed and built to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Beginning in 2012, the Company no longer allocates these costs to corporate expenses and reclassified $26 million and $75 million of such costs from corporate to Retail segment expenses for the three- and nine-month periods ended June 25, 2011, respectively. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment.

The following table shows information by operating segment for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Americas:
Net sales	$12,806	$10,126	$43,702	$28,667
Operating income	$5,202	$3,596	$18,069	$10,250

Europe:
Net sales	$8,237	$7,098	$28,300	$20,381
Operating income	$3,261	$3,107	$11,816	$8,414

Japan:
Net sales	$2,009	$1,510	$8,204	$4,326
Operating income	$1,073	$735	$4,597	$1,996

Asia-Pacific:
Net sales	$7,887	$6,332	$25,737	$16,062
Operating income	$3,374	$2,782	$11,452	$6,869

Retail:
Net sales	$4,084	$3,505	$14,599	$10,543
Operating income	$868	$802	$3,871	$2,590

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Segment operating income	$13,778	$11,022	$49,805	$30,119
Share-based compensation expense	(448)	(284)	(1,292)	(870)
Other corporate expenses, net (a)	(1,757)	(1,359)	(4,216)	(4,169)

Total operating income	$11,573	$9,379	$44,297	$25,080

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and OS X® operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, iBookstore™, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBookstore allow customers to discover and download applications and books through either a Mac or Windows-based computer or through “iOS devices,” namely iPhone, iPad and iPod touch. The Company’s Mac App Store allows customers to easily discover, download and install Mac applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

The Company participates in several highly competitive markets, including mobile communications and media devices with its iPhone, iPad and iPod product families; personal computers with its Mac computers; and distribution of third-party digital content and applications through the iTunes Store, App Store, iBookstore, and Mac App Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that continual investment in research and development and marketing and advertising is critical to the development and sale of innovative products and technologies. The Company’s research and development spending is focused on investing in new hardware and software products, and in further developing its existing products, including iPhone, iPad, Mac, and iPod hardware; iOS and OS X operating systems; and a variety of application software and online services.

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

In March 2012, the Company introduced the new iPad, announced lower pricing on the iPad 2, and released an updated version of Apple TV. The Company also introduced iPhoto® for iOS, and provided updates to iMovie®, GarageBand® and iWork® for iOS.

In June 2012, the Company introduced a new MacBook® Pro with Retina™ Display. The Company also announced iOS 6, which is expected to be available in the fall of 2012, and Mountain Lion, the ninth major release of OS X, which became available in July 2012.

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2011 Form 10-K.

Quarterly Dividends and Stock Repurchase Program

In March 2012, the Company announced its plans to initiate a quarterly dividend of $2.65 per share of common stock beginning in the fourth quarter of 2012, subject to declaration by its Board of Directors. The Company further announced that the Board of Directors has authorized a program to repurchase up to $10 billion of the Company’s common stock, commencing in 2013. On July 24, 2012, the Board of Directors declared a dividend of $2.65 per share to shareholders of record as of the close of business on August 13, 2012, payable on August 16, 2012.

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

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. Management’s estimates are based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which would have an adverse impact on the Company’s results of operations.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The industries in which the Company competes are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs, which would adversely affect its results of operations in the period when the write-downs were recorded.

The Company records accruals for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees are identified and recorded.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 6, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Fiscal Period

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2012 will include 53 weeks and will end on September 29, 2012. A 14th week has been included in the first quarter of 2012, as is done approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. The first quarter of 2011 spanned 13 weeks. Inclusion of the 14th week in the first quarter of 2012 increased the Company’s overall net sales and operating expenses for the nine months ended June 30, 2012.

Net Sales

The following table summarizes net sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 30, 2012 and June 25, 2011 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2012	June 25, 2011	Change	June 30, 2012	June 25, 2011	Change
Net Sales by Operating Segment:
Americas net sales	$12,806	$10,126	26%	$43,702	$28,667	52%
Europe net sales	8,237	7,098	16%	28,300	20,381	39%
Japan net sales	2,009	1,510	33%	8,204	4,326	90%
Asia-Pacific net sales	7,887	6,332	25%	25,737	16,062	60%
Retail net sales	4,084	3,505	17%	14,599	10,543	38%

Total net sales	$35,023	$28,571	23%	$120,542	$79,979	51%

Net Sales by Product:
Mac Desktops (a)(i)	$1,287	$1,580	(19)%	$4,786	$4,752	1%
Mac Portables (b)(i)	3,646	3,525	3%	11,818	10,759	10%

Total Mac net sales	4,933	5,105	(3)%	16,604	15,511	7%

iPod (c)(i)	1,060	1,325	(20)%	4,795	6,350	(24)%
Other music related products and services (d)	2,060	1,571	31%	6,238	4,636	35%
iPhone and related products and services (e)(i)	16,245	13,311	22%	63,352	36,077	76%
iPad and related products and services (f)(i)	9,171	6,046	52%	24,914	13,490	85%
Peripherals and other hardware (g)	663	517	28%	2,072	1,690	23%
Software, service and other sales (h)	891	696	28%	2,567	2,225	15%

Total net sales	$35,023	$28,571	23%	$120,542	$79,979	51%

Unit Sales by Product:
Mac Desktops	1,010	1,155	(13)%	3,688	3,391	9%
Mac Portables	3,010	2,792	8%	9,547	8,450	13%

Total Mac unit sales	4,020	3,947	2%	13,235	11,841	12%

iPod unit sales	6,751	7,535	(10)%	29,821	35,998	(17)%
iPhone unit sales	26,028	20,338	28%	98,136	55,220	78%
iPad unit sales	17,042	9,246	84%	44,274	21,271	108%

(a)	Includes revenue from iMac, Mac mini and Mac Pro sales.

(b)	Includes revenue from MacBook, MacBook Air and MacBook Pro sales.

(c)	Includes revenue from iPod sales.

(d)	Includes revenue from sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.

(e)	Includes revenue from sales of iPhone, iPhone services, and Apple-branded and third-party iPhone accessories.

(f)	Includes revenue from sales of iPad, iPad services, and Apple-branded and third-party iPad accessories.

(g)	Includes revenue from sales of displays, networking products, and other hardware.

(h)	Includes revenue from sales of Apple-branded and third-party Mac software, and services.

(i)	Includes amortization of related revenue deferred for non-software services and embedded software upgrade rights.

Net sales during the third quarter and first nine months of 2012 increased $6.5 billion or 23%, and $40.6 billion or 51%, respectively, compared to the same periods in 2011. Several factors contributed positively to this increase, including the addition of the 14th week in the first quarter of 2012, as well as the following:

•

Net sales of iPhone and related products and services were $16.2 billion and $63.4 billion in the third quarter and first nine months of 2012, respectively, representing increases of 22% and 76%, compared to the same periods in 2011, respectively. iPhone unit sales totaled 26.0 million and 98.1 million during the third quarter and first nine months of 2012, respectively, representing increases of 28% and 78%, compared to the same periods in 2011, respectively. The year-over-year growth in iPhone unit sales during the third quarter of 2012 reflects increased demand for iPhone in all of the Company’s operating segments as a result of the launch of iPhone 4S earlier in the year, ongoing demand for iPhone 4 and 3GS, and expanded distribution with new carriers and resellers. Net sales of iPhone and related products and services were 46% and 47% of the Company’s total net sales for the third quarters of 2012 and 2011, respectively, and were 53% and 45% of the Company’s total net sales during the first nine months of 2012 and 2011, respectively.

•

Net sales of iPad and related products and services were $9.2 billion and $24.9 billion in the third quarter and first nine months of 2012, respectively, representing increases of 52% and 85% compared to the same periods in 2011, respectively. iPad unit sales were 17.0 million and 44.3 million during the third quarter and first nine months of 2012, respectively, representing increases of 84% and 108%, compared to the same periods in 2011, respectively. The year-over-year increase in iPad net sales and unit sales during the third quarter of 2012 was driven by strong iPad demand in all of the Company’s operating segments, the launch of the new iPad in March 2012, and expanded distribution with new resellers. The year-over-year growth rate of iPad unit sales was higher than the growth rate of iPad net sales during the third quarter of 2012 due to a reduction of average selling prices as a result of a shift in product mix toward lower-priced iPads, price reductions for iPad 2 and an increase in indirect sales due to expanded distribution through third-party resellers. Net sales of iPad and related products and services were 26% and 21% of the Company’s total net sales for the third quarters of 2012 and 2011, respectively, and were 21% and 17% of the Company’s total net sales during the first nine months of 2012 and 2011, respectively.

•

Mac net sales were $4.9 billion and $16.6 billion in the third quarter and first nine months of 2012, respectively, representing a decrease of 3% and an increase of 7% in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. Mac unit sales increased 73,000 or 2% and 1.4 million or 12% in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. The 3% year-over-year decline in Mac net sales during the third quarter of 2012 was the result of lower average selling prices only partially offset by the 2% increase in Mac unit sales. The year-over-year increase in Mac unit sales during the third quarter of 2012 was lower than the rates of increase experienced in recent quarters due to strong sales in the prior year resulting from the launches of a new MacBook Pro late in the second quarter of 2011 and a new iMac early in the third quarter of 2011. In contrast, the Company has not transitioned its Mac desktop products in 2012 and did not introduce new or updated Mac portable products until late in the third quarter of 2012. The Company believes the Mac net sales during the third quarter of 2012 were also affected by the general weakness in the market for personal computers. Mac net sales were 14% and 18% of the Company’s total net sales for the third quarters of 2012 and 2011, respectively, and were 14% and 19% of the Company’s total net sales during the first nine months of 2012 and 2011, respectively.

•

Net sales of other music related products and services were $2.1 billion and $6.2 billion in the third quarter and first nine months of 2012, respectively, representing increases of 31% and 35% compared to the same periods in 2011, respectively. These increases were due primarily to growth of the iTunes Store which generated total net sales of $1.8 billion and $5.5 billion for the third quarter and the first nine months of 2012, respectively, compared to net sales of $1.4 billion and $3.9 billion during the same periods in 2011, respectively. The strong results of the iTunes Store reflect growth of the iTunes App Store, continued growth in the number of users of the Company’s products, and the expansion of third-party audio, video and book content available for sale or rent via the iTunes Store. Net sales of other music related products and services were 6% and 5% of the Company’s total net sales for the thirds quarter of 2012 and 2011, respectively, and were 5% and 6% of the Company’s total net sales during the first nine months of 2012 and 2011, respectively.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in iPod net sales experienced across all operating segments. iPod net sales decreased by $265 million and $1.6 billion during the third quarter and first nine months of 2012, respectively, representing decreases of 20% and 24% compared to the same periods in 2011, respectively. Similarly, iPod unit sales decreased by 10% and 17% in the third quarter of 2012 and first nine months of 2012, respectively, compared to the same periods in 2011, respectively. Declines in net sales and unit sales of iPod reflect the general contraction of the overall market for MP3 players. Net sales of iPod were 3% and 5% of the Company’s total net sales for the third quarters of 2012 and 2011, respectively, and were 4% and 8% of the Company’s total net sales during the first nine months of 2012 and 2011, respectively.

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

Americas

Net sales in the Americas segment increased $2.7 billion or 26% during the third quarter of 2012 compared to the third quarter of 2011, and increased $15.0 billion or 52% during the first nine months of 2012 compared to the same period in 2011. The growth in net sales during the third quarter and first nine months of 2012 was primarily driven by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, strong demand for the new iPad and iPad 2, and higher sales from the iTunes Store. Further, the Company experienced higher sales of both iPad and Mac in the U.S. education market. The Americas segment accounted for 37% and 36% of the Company’s total net sales in the third quarters of 2012 and 2011, respectively, and 36% of the Company’s total net sales for the first nine months of both 2012 and 2011, respectively.

Europe

Net sales in the Europe segment increased $1.1 billion or 16% during the third quarter of 2012 compared to the third quarter of 2011, and increased $7.9 billion or 39% during the first nine months of 2012 compared to the same period in 2011. The growth in net sales during the third quarter and first nine months of 2012 was primarily driven by strong demand for the new iPad and iPad 2 and higher sales from the iTunes Store. The year-over-year growth in net sales during the first nine months of 2012 also benefited from increased demand for iPhone. Lower year-over-year growth of net sales in the Europe segment during the third quarter of 2012 compared to the Company’s other geographic segments reflects growth in iPhone unit sales that was well below the growth rates experienced by the Company’s other operating segments, partially offset by strong growth in iPad unit sales. Net sales in the Europe segment were also negatively impacted by the region’s uncertain economic conditions and the strength in the U.S. dollar relative to several European currencies, including the euro. The Europe segment accounted for 23% and 25% of the Company’s total net sales in the third quarters of 2012 and 2011, respectively, and 24% and 26% of total net sales for the first nine months of 2012 and 2011, respectively.

Japan

Net sales in the Japan segment increased $499 million or 33% during the third quarter of 2012 compared to the third quarter of 2011, and increased $3.9 billion or 90% during the first nine months of 2012 compared to the same period in 2011. The growth in net sales during the third quarter and first nine months of 2012 was primarily driven by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, expanded distribution with a new iPhone carrier, strong demand for the new iPad and iPad 2, and higher sales from the iTunes Store. The Japan segment accounted for 6% and 5% of the Company’s total net sales in the third quarters of 2012 and 2011, respectively, and 7% and 5% of total net sales in the first nine months of 2012 and 2011, respectively.

Asia-Pacific

Net sales in the Asia-Pacific segment increased $1.6 billion or 25% during the third quarter of 2012 compared to the third quarter of 2011, and increased $9.7 billion or 60% during the first nine months of 2012 compared to the same period in 2011. The growth in net sales during the third quarter and first nine months of 2012 was mainly due to increased demand for iPhone, the successful launch of iPhone 4S in mainland China during the second quarter of 2012, and strong demand for the new iPad and iPad 2, partially offset by lower Mac net sales during the third quarter of 2012 compared to the third quarter of 2011. The Company did not begin selling the new iPad or the new Mac portable products in mainland China until early in the fourth quarter of 2012. The Asia-Pacific segment accounted for 22% of the Company’s total net sales in the third quarters of both 2012 and 2011, and 21% and 20% of total net sales in the first nine months of 2012 and 2011, respectively.

Retail

Retail net sales increased $579 million or 17% during the third quarter of 2012 compared to the third quarter of 2011, and increased $4.1 billion or 38% during the first nine months of 2012 compared to the same period in 2011. The growth in net sales during the third quarter and first nine months of 2012 was driven primarily by increased demand for iPhone following the successful launch of iPhone 4S in the first quarter of 2012, strong demand for the new iPad and iPad 2, and higher Mac net sales. The Retail segment accounted for 12% of total net sales in the third quarters of both 2012 and 2011, and 12% and 13% of total net sales for the first nine months of 2012 and 2011, respectively.

The Company opened nine new retail stores during the third quarter of 2012, ending the quarter with 372 stores open compared to 327 stores at the end of the third quarter of 2011. With an average of 367 stores and 325 stores open during the third quarters of 2012 and 2011, respectively, average revenue per store increased 3% to $11.1 million in the third quarter of 2012 compared to the third quarter of 2011. Average revenue per store increased 24% to $40.3 million for the first nine months of 2012 compared to the same period in 2011.

The Retail segment reported operating income of $868 million during the third quarter of 2012 compared to operating income of $802 million during the third quarter of 2011, and reported operating income of $3.9 billion during the first nine months of 2012 compared to $2.6 billion during the first nine months of 2011. The year-over-year increase in Retail segment operating income was primarily attributable to higher overall net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since inception totaled $3.3 billion through the third quarter of 2012. As of June 30, 2012, the Retail segment had approximately 41,000 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $3.0 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$35,023	$28,571	$120,542	$79,979
Cost of sales	20,029	16,649	66,281	47,541

Gross margin	$14,994	$11,922	$54,261	$32,438

Gross margin percentage	42.8%	41.7%	45.0%	40.6%

The gross margin percentage in the third quarter of 2012 was 42.8% compared to 41.7% in the third quarter of 2011. The year-over-year increase in gross margin during the third quarter was largely driven by lower commodity and other product costs and leverage of fixed costs on higher net sales, partially offset by a shift in sales mix towards products with lower gross margins, particularly iPad, and a stronger U.S. dollar. The gross margin percentage for the first nine months of 2012 was 45.0% compared to 40.6% in the first nine months of 2011. The increase in gross margin for the first nine months of 2012 was largely driven by lower commodity and other product costs, leverage of fixed costs on higher net sales and a shift in sales mix during the first half of 2012 towards products with higher gross margins, particularly iPhone.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first nine months of 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers, a stronger U.S. dollar, and potential future component cost and other cost increases.

The foregoing statements regarding the Company’s expected gross margin percentage in future periods are forward-looking and could differ from actual results because of several factors including, but not limited to those set forth below in Part II, Item 1A, “Risk Factors” of this Form 10-Q and those described in this paragraph. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential increases in the cost of components, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 30, 2012 and June 25, 2011 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Research and development	$876	$628	$2,475	$1,784
Percentage of net sales	3%	2%	2%	2%
Selling, general and administrative	$2,545	$1,915	$7,489	$5,574
Percentage of net sales	7%	7%	6%	7%

Research and Development Expense (“R&D”)

R&D expense increased $248 million or 39% to $876 million during the third quarter of 2012 compared to the same period of 2011 and increased $691 million or 39% to $2.5 billion during the first nine months of 2012 compared to the same period in 2011. These increases were due primarily to an increase in headcount and related expenses to support expanded R&D activities.

Although total R&D expense increased 39% during the third quarter and first nine months of 2012 compared to the same periods in 2011, it remained fairly consistent as a percentage of net sales given the 23% and 51% year-over-year growth in the Company’s net sales during the third quarter and first nine months of 2012, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D, including increases in related headcount, to remain competitive.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $630 million or 33% to $2.5 billion during third quarter of 2012 compared to the same period of 2011, and increased $1.9 billion or 34% to $7.5 billion during the first nine months of 2012 compared to the same period in 2011. These increases were due primarily to the continued expansion of the Company’s Retail segment, higher spending on professional services, increases in headcount and related expenses, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Total other income and expense increased $116 million or 67% to $288 million during third quarter of 2012 compared to the same period in 2011, and increased $239 million or 72% to $573 million during the first nine months of 2012 compared to the same period in 2011. The overall increase in other income and expense during the third quarter of 2012 and the first nine months of 2012 compared to the same period in 2011 was primarily attributable to higher interest and dividend income on the Company’s larger cash, cash equivalents and marketable securities balances, partially offset by higher premium expenses on foreign exchange contracts. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.06% and 0.76% in the third quarters of 2012 and 2011, respectively, and 1.03% and 0.76% in the first nine months of both 2012 and 2011, respectively.

Provision for Income Taxes

The Company’s effective tax rates were approximately 25.6% and 25.3% for the three- and nine-month periods ended June 30, 2012, respectively, compared to approximately 23.5% and 24.1% for the three- and nine-month periods ended June 25, 2011, respectively. The Company’s effective rates for all such periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the first nine months of 2012 compared to the same period in 2011 is due primarily to a lower proportion of foreign earnings in the current year.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2012 and September 24, 2011 (in millions):

	June 30, 2012	September 24, 2011
Cash, cash equivalents and marketable securities	$117,221	$81,570
Accounts receivable, net	$7,657	$5,369
Inventories	$1,122	$776
Working capital	$18,883	$17,018

As of June 30, 2012, the Company had $117.2 billion in cash, cash equivalents and marketable securities, an increase of $35.7 billion from September 24, 2011. The principal component of this net increase was the cash generated by operating activities of $41.7 billion, which was partially offset by payments made for acquisition of property, plant and equipment and intangible assets of $5.9 billion, and payments made in connection with business acquisitions, net of cash acquired, of $350 million.

The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss. As of June 30, 2012 and September 24, 2011, $81.4 billion and $54.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally invested in U.S. dollar based holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, common stock repurchases, dividends on its common stock and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $4.5 billion during the first nine months of 2012 consisting of $547 million for retail store facilities and $4.0 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first nine months of 2012 were $4.8 billion, of which $507 million related to retail store facilities.

The Company anticipates utilizing approximately $8.0 billion for capital expenditures during 2012, including approximately $850 million for retail store facilities and approximately $7.2 billion for other capital expenditures, including product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2012, the Company expects to open 35 new stores, approximately three quarters of which will be located outside of the U.S.

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

On July 24, 2012, the Board of Directors declared a dividend of $2.65 per share to shareholders of record as of the close of business on August 13, 2012, payable on August 16, 2012. The Company expects to pay approximately $2.5 billion in conjunction with this dividend in the fourth quarter of 2012.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 30, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $4.1 billion, of which $3.0 billion related to leases for retail space.

Long-Term Supply Agreements

As of June 30, 2012, the Company had outstanding off-balance sheet commitments under certain long-term supply agreements to make inventory component prepayments and to acquire capital equipment to be used to manufacture such components of $302 million.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.6 billion.

Other Obligations

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $4.5 billion as of June 30, 2012, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of June 30, 2012, the Company had non-current deferred tax liabilities of $13.2 billion. Additionally, as of June 30, 2012, the Company had gross unrecognized tax benefits of $1.8 billion and an additional $343 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of June 30, 2012 or September 24, 2011.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2011 Form 10-K have not changed materially for the nine months ended June 30, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factors “The Company is frequently the subject of intellectual property litigation, and could be found to have infringed on intellectual property rights” and “The Company could be impacted by unfavorable results of legal proceedings” in Part II, Item 1A, “Risk Factors” of this Form 10-Q. The Company settled certain matters during the third quarter of 2012 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

These related cases have been filed on January 3, 2005, July 21, 2006 and December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking digital rights management free versions of any songs downloaded from iTunes or an order requiring the Company to license its digital rights management to all competing music players. The cases are currently pending.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (“DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. The DOJ’s complaint asserts, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company filed a response to the DOJ complaint in late May 2012, denying the DOJ’s allegations, and it intends to vigorously contest the lawsuit. The lawsuit is now in discovery, with an initial trial date set for June 2013.

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. For example, the continuing sovereign debt crisis, financial market volatility, and other factors in Europe have resulted in reduced consumer and business confidence and spending in many countries. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

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

The Company’s products and services compete in highly competitive global markets characterized by aggressive price cutting and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development, and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

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

The Company is the only authorized maker of hardware using OS X, which has a minority market share in the personal computer market. This market is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and a larger installed customer base. Consolidation in this market has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of Internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results depend substantially on its ability to continually improve the Mac platform to maintain its functional and design advantages.

There can be no assurance the Company will be able to continue to provide products and services that compete effectively.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

The Company faces substantial inventory and other asset risk in addition to purchase commitment cancellation risk.

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its provisions related to inventory, capital assets, other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into various agreements for the supply of components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from global economic conditions on the Company’s suppliers, described in “Global economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first nine months of 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers, a stronger U.S. dollar, and potential future component cost and other cost increases.

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

Many of the Company’s products include third-party intellectual property, which requires licenses from those third parties. Based on past experience and industry practice, the Company believes such licenses generally can be obtained on reasonable terms. There is, however, no assurance that the necessary licenses can be obtained on acceptable terms or at all.

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

Many third-party content providers require the Company to provide digital rights management and other security solutions. If requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose and adopt legislation that would force the Company to license its digital rights management, which could lessen the protection of content and subject it to piracy and also could negatively affect arrangements with the Company’s content providers.

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

In management’s opinion, there is not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of OS X, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.

With respect to iOS devices, the Company relies on the continued availability and development of compelling and innovative software applications, which are distributed through a single distribution channel, the App Store. The absence of multiple distribution channels, which are available for competing platforms, may limit the availability and acceptance of third-party applications by the Company’s customers, thereby causing developers to reduce or curtail development for the iOS platform. In addition, iOS devices are subject to rapid technological change, and, if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’ products, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s iOS devices may suffer.

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

Many resellers have narrow operating margins and have been adversely affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

The Company’s Retail segment has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these high-profile stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. These risks and uncertainties include, but are not limited to, macro-economic factors that could have an adverse effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with its existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.

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

The Company’s products and services may experience quality problems from time-to-time that can result in decreased sales and operating margin.

The Company sells complex hardware and software products and services that can contain design and manufacturing defects. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. The Company’s online services may from time-to-time experience outages, service slowdowns, or errors. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the hardware, software and services it sells. Failure to do so could result in lost revenue, significant warranty and other expenses, and harm to the Company’s reputation.

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

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key personnel are located.

The Company’s business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses, significant recovery time and substantial expenditures could be required to resume operations.

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

The Company may be subject to breaches of its information technology systems, which could damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores and services, and could subject the Company to significant reputational, financial, legal, and operational consequences.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. For example, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and the related financial restructuring efforts by European governments may cause the value of several European currencies, including the euro to fluctuate, which could adversely affect the Company’s non-U.S. dollar sales and operating expenses in the impacted jurisdictions. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally will lead the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, due to competition or other reasons, the Company may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of June 30, 2012. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of June 30, 2012. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company could be impacted by unfavorable results of legal proceedings.

The Company is subject to various legal proceedings and claims that have not yet been fully resolved and that have arisen in the ordinary course of business, and additional claims may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations, and distracting to management. In recognition of these considerations, the Company may enter into arrangements to settle litigation.

Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The Company is also subject to the examination of its tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations.

Item 6.	Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	3.1	6/27/09

3.2	Amended Bylaws of the Registrant, as of April 20, 2011.	10-Q	3.2	3/26/11

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*, **	1997 Director Stock Plan, as amended through May 24, 2012.

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*, **	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.

14.1	Business Conduct Policy of the Registrant dated January 2012.	10-Q	14.1	3/31/12

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 25, 2012	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President,
Chief Financial Officer