Form 10-K
period 2012-09-29
APPLE INC
filed 2012-10-31
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 000-10030

APPLE INC.

(Exact name of registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 996-1010

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $560,356,000,000 based upon the closing price reported for such date on the NASDAQ Stock Market LLC. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

940,692,000 shares of common stock were issued and outstanding as of October 19, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2013 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.	Business

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and OS X® operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App StoreSM, iBookstoreSM, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories, through its online and retail stores. The Company sells to consumers; small and mid-sized businesses (“SMB”); and education, enterprise and government customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company is a California corporation established in 1977.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBookstore allow customers to discover and download applications and books through either a Mac or Windows-based computer or through “iOS devices,” namely iPhone, iPad and iPod touch®. The Company’s Mac App Store allows customers to easily discover, download and install Mac applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

Consumer and Small and Mid-Sized Business

The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. The Company sells its products and resells third-party products in most of its major markets directly to consumers and SMBs through its retail and online stores. The Company has also invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of product expertise, integration and support services.

The Company’s retail stores are typically located at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations the Company is better positioned to ensure a high quality customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. To that end, retail store configurations have evolved into various sizes to accommodate market-specific demands. The Company believes providing direct contact with its customers is an effective way to demonstrate the advantages of its products over those of its competitors. The stores employ experienced and knowledgeable personnel who provide product advice, service and training. The stores offer a wide selection of third-party hardware, software, and other accessories and peripherals that complement the Company’s products.

Education

The Company is committed to delivering solutions to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement and has designed a range of products, services and programs to address the needs of education customers. The Company also supports mobile learning and real-time distribution of, and access to, education related materials through iTunes U®, a platform that allows students and teachers to share and distribute educational media online. The Company sells its products to the education market through its direct sales force, select third-party resellers and its online and retail stores.

Enterprise and Government

The Company also sells its hardware and software products to enterprise and government customers in each of its geographic segments. The Company’s products are deployed in these markets because of their performance, productivity, ease of use and seamless integration into information technology environments. The Company’s products are compatible with thousands of third-party business applications and services, and its tools enable the development and secure deployment of custom applications as well as remote device administration.

Business Organization

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail. The results of the Americas, Europe, Japan and Asia-Pacific segments do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 13 countries, including the U.S. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8, “Segment Information and Geographic Data.”

Products

The Company offers a range of mobile communication and media devices, personal computing products, and portable digital music players, as well as a variety of related software, services, peripherals, networking solutions and third-party hardware and software products. In addition, the Company offers its own software products, including iOS, the Company’s mobile operating system; OS X, the Company’s Mac operating system; and server and application software. The Company’s primary products are discussed below.

iPhone

iPhone combines a mobile phone, an iPod, and an Internet communications device in a single handheld product. Based on the Company’s Multi-Touch™ user interface, iPhone features desktop-class email, web browsing, searching, and maps and is compatible with both Mac and Windows-based computers. iPhone automatically syncs content from users’ iTunes libraries, as well as contacts, bookmarks, and email accounts. iPhone allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. In September 2012, the Company launched iPhone 5, its latest version of iPhone. In addition to the Company’s own iPhone accessories, third-party iPhone compatible accessories are available through the Company’s online and retail stores and from third parties.

iPad

iPad is a multi-purpose mobile device for browsing the web, reading and sending email, viewing photos, watching videos, listening to music, playing games, reading e-books and more. iPad is based on the Company’s Multi-Touch technology and allows customers to connect with their applications and content in a more interactive way. iPad allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. In March 2012, the Company launched the new iPad, its third generation iPad, and in October 2012, the Company announced its fourth generation iPad and iPad mini, which are expected to be available in November 2012. In addition to the Company’s own iPad accessories, third-party iPad compatible accessories are available through the Company’s online and retail stores and from third parties.

Mac

The Company offers a range of personal computing products including desktop and portable computers, related devices and peripherals, and third-party hardware products. The Company’s Mac desktop and portable systems feature Intel microprocessors, the OS X operating system and the iLife® suite of software for creation and management of digital photography, music, movies, DVDs and websites.

The Company’s desktop computers include iMac®, Mac Pro® and Mac mini. The Company’s portable computers include MacBook Pro® and MacBook Air®.

iPod

The Company’s iPod line of portable digital music and media players includes iPod touch, iPod nano®, iPod shuffle® and iPod classic®. All iPods work with iTunes. In addition to the Company’s own iPod accessories, third-party iPod-compatible accessories are available through the Company’s online and retail stores and from third parties.

The iPod touch, based on iOS, is a flash-memory-based iPod with a widescreen Retina™ display, a Multi-Touch user interface, and built-in iSight® camera. iPod touch allows customers to access the iTunes Store to download audio and video content, as well as a variety of digital applications. The iPod nano is a flash-memory-based iPod that features the Company’s Multi-Touch interface allowing customers to navigate their music collection by tapping or swiping the display and built-in Bluetooth for wireless listening. The iPod shuffle is a flash-memory-

based iPod that features a clickable control pad to control music playback and VoiceOver technology enabling customers to hear song titles, artists and playlist names. The iPod classic is a hard-drive based portable digital music and video player.

iTunes®

iTunes is an application that supports the purchase, download, organization and playback of digital audio and video files and is available for both Mac and Windows-based computers. iTunes features integration with iCloud, AirPlay® wireless music playback, Genius Mixes, Home Sharing, and syncing functionality with iOS devices.

iTunes is integrated with the iTunes Store, a service that allows customers to discover, purchase, rent, and download digital content and applications. The iTunes Store includes the App Store and iBookstore. The App Store allows customers to discover and download applications, and the iBookstore features electronic books from major and independent publishers and allows customers to preview and buy books for their iOS devices. Customers can access the App Store through either a Mac or Windows-based computer or through an iOS device. The iBookstore is accessed through the iBooks® application on an iOS device.

Mac App Store

The Mac App Store allows customers to discover, download and install Mac applications. The Mac App Store offers applications in education, games, graphics and design, lifestyle, productivity, utilities and other categories. The Company’s OS X operating system software and its iLife, iWork® and other application software titles are also available on the Mac App Store.

iCloud

iCloud is the Company’s cloud service, which stores music, photos, applications, contacts, calendars, and documents and wirelessly pushes them to multiple iOS devices, Mac and Windows-based computers. iCloud’s features include iTunes in the Cloud, Photo Stream, Documents in the Cloud, Contacts, Calendar, Mail, automatic downloads and purchase history for applications and iBooks, and iCloud Backup. Users can sign up for free access to iCloud using a device running qualifying versions of iOS or OS X.

Software Products

The Company offers a range of software products for consumers and for SMB, education, enterprise and government customers, including the Company’s iOS and OS X operating system software; server software; professional application software; and consumer, education, and business oriented application software.

Operating System Software

iOS

iOS is the Company’s mobile operating system that serves as the foundation for iOS devices. In September 2012, the Company released iOS 6, the latest version of its mobile operating system. iOS supports iCloud and includes features such as Notification Center, a way to view and manage notifications in one place; iMessage™, a messaging service that allows users to send text messages, photos and videos between iOS devices; and Maps, with turn-by-turn navigation. iOS supports Siri®, a voice activated intelligent assistant, which is available on qualifying iOS devices.

OS X

OS X, the Company’s Mac operating system, is built on an open-source UNIX-based foundation. OS X Mountain Lion is the ninth major release of OS X and became available in July 2012. OS X Mountain Lion includes iCloud integration, Notification Center, iMessage, and system-wide support for full screen applications.

Application Software

iLife

iLife is the Company’s consumer-oriented digital lifestyle application suite included with all Mac computers. iLife features iPhoto®, iMovie®, iDVD®, GarageBand®, and iWeb™. iPhoto is the Company’s consumer-oriented digital photo application and iMovie is the Company’s consumer-oriented digital video editing software application. iDVD is the Company’s consumer-oriented software application that enables customers to turn iMovie files, QuickTime files, and digital pictures into interactive DVDs. GarageBand is the Company’s consumer-oriented music creation application that allows customers to play, record and create music. iWeb allows customers to create online photo albums, blogs and podcasts, and to customize websites using editing tools.

iWork

iWork is the Company’s integrated productivity suite designed to help users create, present, and publish documents, presentations, and spreadsheets. iWork includes Pages® for word processing and page layout, Keynote® for presentations, and Numbers® for spreadsheets. The Company also has a Multi-Touch version of each iWork application designed specifically for use on iOS devices.

Other Application Software

The Company also sells various other application software, including Final Cut Pro®, Logic Studio®, Logic® Pro, and its FileMaker® Pro database software.

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

Product Support and Services

AppleCare® offers a range of support options for the Company’s customers. These include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, the AppleCare Protection Plan (“APP”) and the AppleCare+ Protection Plan (“APP+”). APP is a fee-based service that typically includes two to three years of phone support, hardware repairs and dedicated web-based support resources. APP+ is a fee-based service available in certain countries for iPhone and iPad. APP+ offers coverage for two instances of accidental damage in addition to the services offered by APP.

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, education, enterprise and government markets. The Company uses a variety of direct and indirect distribution channels, such as its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware and software integration, and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

No single customer accounted for more than 10% of net sales in 2012, 2011 or 2010.

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

The Company is focused on expanding its market opportunities related to personal computers and mobile communication and media devices. These markets are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The Company’s digital content services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets in which it competes. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iPhone, iPad, Mac, and iPod), software (iTunes), online services (iCloud), and distribution of digital content and applications (iTunes Store, App Store, iBookstore and Mac App Store). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

Supply of Components

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources, which subjects the Company to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into various agreements for the supply of components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the markets for mobile communication and media devices and personal computers also compete for various components with other industries that have experienced increased demand for their products. The Company also uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Total research and development expense was $3.4 billion, $2.4 billion, and $1.8 billion in 2012, 2011, and 2010, respectively.

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

The Company regularly files patent applications to protect innovations arising from its research, development and design, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a large portfolio of issued patents in the U.S. and worldwide. The Company holds copyrights relating to certain aspects of its products and services. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Many of the Company’s products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

During 2012, the Company’s domestic and international net sales accounted for 39% and 61%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8, “Segment Information and Geographic Data.”

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by outsourcing partners located primarily in Asia. The supply and manufacture of a number of components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Outsourcing partners in Asia perform final assembly of substantially all of the Company’s hardware products. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties. Information regarding concentration in the available sources of supply of materials and products is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Commitments and Contingencies.”

Seasonal Business

The Company has historically experienced higher net sales in its first fiscal quarter compared to other quarters in its fiscal year due in part to holiday seasonal demand. Actual and anticipated timing of new product introductions by the Company can also significantly impact the level of net sales experienced by the Company in any particular quarter. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of the Company’s future net sales or financial performance.

Warranty

The Company offers a limited parts and labor warranty on most of its hardware products. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In addition, where available, consumers may purchase APP or APP+, which extends service coverage on many of the Company’s hardware products.

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

Employees

As of September 29, 2012, the Company had approximately 72,800 full-time equivalent employees and an additional 3,300 full-time equivalent temporary employees and contractors. Approximately 42,400 of the total full-time equivalent employees worked in the Company’s Retail segment.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.apple.com/investor when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development and currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

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

The Company is the only authorized maker of hardware using OS X, which has a minority market share in the personal computer market. This market is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of Internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results depend substantially on its ability to continually improve the Mac platform to maintain its functional and design advantages.

There can be no assurance the Company will be able to continue to provide products and services that compete effectively.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

The Company faces substantial inventory and other asset risk in addition to purchase commitment cancellation risk.

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets, including capital assets held at its suppliers’ facilities, for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its provisions related to inventory, capital assets, other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into various agreements for the supply of components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from global economic conditions on the Company’s suppliers, described in “Global economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2012, largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and anticipated component cost and other cost increases. Future strengthening of the U.S. dollar could also negatively impact gross margin.

The Company and other participants in the markets for mobile communication and media devices and personal computers also compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. The supply of components for a new or existing product could be delayed or constrained, or a key manufacturing vendor could delay shipments of completed products to the Company.

The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of whom are located outside of the U.S.

Substantially all of the Company’s manufacturing is performed in whole or in part by a few outsourcing partners located primarily in Asia. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While the Company relies on its partners to adhere to its supplier code of conduct, material violations of the supplier code of conduct could occur.

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

The Company also contracts with third parties to offer their digital content through the iTunes Store. The licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach.

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

The Company is frequently involved in intellectual property litigation, and could be found to have infringed on intellectual property rights.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Company’s operations, and distracting to management. If the Company is found to infringe one or more patents or other intellectual property rights, regardless of whether it can develop non-infringing technology, it may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting the Company from marketing or selling certain products.

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

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, continued growth of Mac sales, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.

With respect to iOS devices, the Company relies on the continued availability and development of compelling and innovative software applications, which are distributed through a single distribution channel, the App Store. The absence of multiple distribution channels, which are available for competing platforms, may limit the availability and acceptance of third-party applications by the Company’s customers, thereby causing developers to reduce or curtail development for the iOS platform. In addition, iOS devices are subject to rapid technological change, and, if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’ platforms, such as Android. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s iOS devices may suffer.

The Company depends on the performance of distributors, carriers and other resellers.

The Company distributes its products through cellular network carriers, wholesalers, national and regional retailers, and value-added resellers, many of whom distribute products from competing manufacturers. The Company also sells its products and third-party products in most of its major markets directly to education, enterprise and government customers, and consumers and small and mid-sized businesses through its online and retail stores.

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

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. These risks and uncertainties include, but are not limited to, macro-economic factors that could have an adverse effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, failure to manage relationships with its existing retail channel partners, more challenging environments in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful.

The Company’s products and services may experience quality problems from time to time that can result in decreased sales and operating margin.

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

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key personnel are located.

The Company’s business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, strengthening U.S. dollar, or price competition. The Company has typically experienced higher net sales in the first fiscal quarter compared to other fiscal quarters due in part to holiday seasonal demand. Actual and anticipated timing of new product introductions by the Company can also significantly impact the level of net sales experienced by the Company in any particular quarter. The Company could be subject to unexpected developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s logistics, components supply, or manufacturing partners.

The Company’s stock price is subject to volatility.

The Company’s stock continues to experience substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. The Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. For example, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and the related financial restructuring efforts by European governments may cause the value of several European currencies, including the euro, to fluctuate, which could adversely affect the Company’s non-U.S. dollar sales and operating expenses in the impacted jurisdictions. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

The Company uses derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 29, 2012, a significant portion of the Company’s trade receivables were concentrated within cellular network carriers, and its non-trade receivables and long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions. Current economic and political conditions make tax rates in any jurisdiction, including the U.S., subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The Company is also subject to the examination of its tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters are located in Cupertino, California. As of September 29, 2012, the Company owned or leased approximately 17.3 million square feet of building space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia-Pacific regions. Of that amount approximately 10.9 million square feet was leased building space, which includes approximately 4.1 million square feet related to retail store space. Of the Company’s owned building space, approximately 2.6 million square feet that is located in Cupertino, California will be demolished to build a second corporate campus. Additionally, the Company owns a total of 1,077 acres of land in various locations.

As of September 29, 2012, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center and facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center. The Company also owned land in Austin, Texas where it will build office space and a customer support call center. In addition, the Company owned facilities for research and development and corporate functions in Cupertino, California, including land for the future development of the Company’s second corporate campus. The Company also owned data centers in Newark, California; Maiden, North Carolina; and Prineville, Oregon. Outside the U.S., the Company owned additional facilities for various purposes.

The Company believes its existing facilities and equipment, which are used by all operating segments, are in good operating condition and are suitable for the conduct of its business. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors and continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings

The Company is subject to the various legal proceedings and claims, including those discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factors “The Company is frequently involved in intellectual property litigation, and could be found to have infringed on intellectual property rights” and “The Company could be impacted by unfavorable results of legal proceedings” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2012 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

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

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (the “DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. The DOJ’s complaint asserts, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company filed a response to the DOJ complaint in late May 2012, denying the DOJ’s allegations, and it intends to vigorously contest the lawsuit. The lawsuit is now in discovery, with an initial trial date set for June 2013. Three of the five publishers have reached a settlement with the DOJ, which requires the publishers to terminate their agreements with the Company and renegotiate new agreements pursuant to the terms of their settlements with the DOJ. The District Court approved the settlement on September 6, 2012 and, accordingly, these three publishers terminated their original agreements and have entered into new agreements with the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol AAPL.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ Stock Market LLC during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012 price range per share	$705.07 - $570.00	$644.00 - $522.18	$621.45 - $409.00	$426.70 - $354.24

2011 price range per share	$422.86 - $327.25	$355.13 - $310.50	$364.90 - $321.31	$325.72 - $275.00

Holders

As of October 19, 2012, there were 27,696 shareholders of record.

Dividends

During the fourth quarter of 2012, the Company paid a quarterly dividend of $2.65 per share and expects to pay quarterly dividends in the future, subject to declaration by its Board of Directors. There were no dividends declared or paid during the first three quarters of 2012 or during 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Composite Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Index as of the market close on September 30, 2007. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	September 30, 2007	September 30, 2008	September 30, 2009	September 30, 2010	September 30, 2011	September 30, 2012
Apple Inc.	$100	$74	$121	$185	$248	$437
S&P 500	$100	$78	$73	$80	$81	$105
S&P Computer Hardware	$100	$84	$99	$118	$134	$214
Dow Jones US Technology	$100	$76	$85	$95	$98	$127

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 29, 2012, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands and per share amounts).

	2012	2011	2010	2009	2008
Net sales	$156,508	$108,249	$65,225	$42,905	$37,491
Net income	$41,733	$25,922	$14,013	$8,235	$6,119
Earnings per share:
Basic	$44.64	$28.05	$15.41	$9.22	$6.94
Diluted	$44.15	$27.68	$15.15	$9.08	$6.78
Cash dividends declared per share (a)	$2.65	$0	$0	$0	$0
Shares used in computing earnings per share:
Basic	934,818	924,258	909,461	893,016	881,592
Diluted	945,355	936,645	924,712	907,005	902,139

Total cash, cash equivalents and marketable securities	$121,251	$81,570	$51,011	$33,992	$24,490
Total assets	$176,064	$116,371	$75,183	$47,501	$36,171
Total long-term obligations (b)	$16,664	$10,100	$5,531	$3,502	$1,745
Total liabilities	$57,854	$39,756	$27,392	$15,861	$13,874
Total shareholders’ equity	$118,210	$76,615	$47,791	$31,640	$22,297

(a)	The Company declared a dividend of $2.65 per share in the fourth quarter of 2012.
(b)	The Company did not have any long-term debt during the five years ended September 29, 2012. Long-term obligations exclude non-current deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, iPod, Apple TV, a portfolio of consumer and professional software applications, the iOS and OS X operating systems, iCloud, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store, App Store, iBookstore, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers; small and mid-sized businesses; and education, enterprise and government customers.

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

The Company participates in several highly competitive markets, including the market for mobile communications and media devices with its iOS devices; personal computers with its Mac computers; portable digital players with iPod; and distribution of third-party digital content and applications with the iTunes Store, App Store, iBookstore, and Mac App Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that continual investment in research and development and marketing and advertising is critical to the development and sale of innovative products and technologies. The Company’s research and development spending is focused on investing in new hardware and software products, and in further developing its existing products, including iPhone, iPad, Mac, and iPod hardware; iOS and OS X operating systems; and a variety of application software and online services.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and/or undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

For sales of qualifying versions of iOS devices, Mac and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades and features free of charge to customers. The Company also provides various non-software services to owners of qualifying versions of iOS devices and Mac. Because the Company has neither VSOE nor TPE for the unspecified software upgrade rights or the non-software services, revenue is allocated to these rights and services based on the Company’s ESPs. Revenue allocated to the unspecified software upgrade rights and non-software services based on the Company’s ESPs is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices, which ranges from two to four years.

The Company’s process for determining ESPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change, including the estimated or actual costs incurred to provide non-software services or the estimated period the software upgrades and non-software services are expected to be provided, or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESPs and the future rate of related amortization for software upgrades and non-software services related to future sales of these devices could change.

The Company records reductions to revenue for estimated commitments related to price protection and other customer incentive programs. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For the Company’s other customer incentive programs, the estimated cost is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs that could result in reductions to future revenue. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. Management’s estimates are based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeems such incentives, the Company would be required to record additional reductions to revenue, which would have an adverse impact on the Company’s results of operations.

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of the its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

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

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims, including those that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Fiscal Period

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2012, 2011 and 2010 ended on September 29, 2012, September 24, 2011, and September 25, 2010, respectively. Fiscal year 2012 spanned 53 weeks, with a 14th week included in the first quarter of 2012, as is done approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. Inclusion of the additional week in 2012 increased the Company’s overall net sales and operating expenses for the year. Fiscal years 2011 and 2010 spanned 52 weeks each. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Net Sales

The following table shows net sales by operating segment and net sales and unit sales by product during 2012, 2011, and 2010 (dollars in millions and units in thousands):

	2012	Change	2011	Change	2010
Net Sales by Operating Segment:
Americas net sales	$57,512	50%	$38,315	56%	$24,498
Europe net sales	36,323	31%	27,778	49%	18,692
Japan net sales	10,571	94%	5,437	37%	3,981
Asia-Pacific net sales	33,274	47%	22,592	174%	8,256
Retail net sales	18,828	33%	14,127	44%	9,798

Total net sales	$156,508	45%	$108,249	66%	$65,225

Net Sales by Product:
Desktops (a)(i)	$6,040	(6)%	$6,439	4%	$6,201
Portables (b)(i)	17,181	12%	15,344	36%	11,278

Total Mac net sales	23,221	7%	21,783	25%	17,479

iPod (c)(i)	5,615	(25)%	7,453	(10)%	8,274
Other music related products and services (d)	8,534	35%	6,314	28%	4,948
iPhone and related products and services (e)(i)	80,477	71%	47,057	87%	25,179
iPad and related products and services (f)(i)	32,424	59%	20,358	311%	4,958
Peripherals and other hardware (g)	2,778	19%	2,330	28%	1,814
Software, service and other sales (h)	3,459	17%	2,954	15%	2,573

Total net sales	$156,508	45%	$108,249	66%	$65,225

Unit Sales by Product:
Desktops (a)	4,656	0%	4,669	1%	4,627
Portables (b)	13,502	12%	12,066	34%	9,035

Total Mac unit sales	18,158	9%	16,735	22%	13,662

iPod unit sales	35,165	(17)%	42,620	(15)%	50,312

iPhone units sold	125,046	73%	72,293	81%	39,989

iPad units sold	58,310	80%	32,394	334%	7,458

(a)	Includes revenue from iMac, Mac mini and Mac Pro sales.
(b)	Includes revenue from MacBook, MacBook Air and MacBook Pro sales.
(c)	Includes revenue from iPod sales.
(d)	Includes revenue from sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.
(e)	Includes revenue from sales of iPhone, iPhone services, and Apple-branded and third-party iPhone accessories.
(f)	Includes revenue from sales of iPad, iPad services, and Apple-branded and third-party iPad accessories.
(g)	Includes revenue from sales of displays, networking products, and other hardware.
(h)	Includes revenue from sales of Apple-branded and third-party Mac software, and services.
(i)	Includes amortization of related revenue deferred for non-software services and embedded software upgrade rights.

Fiscal Year 2012 versus 2011

Net sales during 2012 increased $48.3 billion or 45% compared to 2011. Several factors contributed positively to this increase, including the addition of a 14th week in the first quarter of 2012, as well as the following:

•

Net sales of iPhone and related products and services were $80.5 billion in 2012, representing an increase of $33.4 billion or 71% compared to 2011. iPhone unit sales totaled 125.0 million during 2012, representing an increase of 52.8 million units or 73% compared to 2011. The year-over-year growth in iPhone net sales and unit sales during 2012 reflects strong demand for iPhone in all of the Company’s operating segments, which is primarily a result of the launches of iPhone 4S in the first quarter of 2012 and iPhone 5 in the fourth quarter of 2012, ongoing demand for iPhone 4 and iPhone 3GS, and expanded distribution with new carriers and resellers. Net sales of iPhone and related products and services were 51% and 43% of the Company’s total net sales for 2012 and 2011, respectively.

•

Net sales of iPad and related products and services were $32.4 billion in 2012, representing an increase of $12.1 billion or 59% compared to 2011. Unit sales of iPad were 58.3 million during 2012, an increase of 80% from 2011. The year-over-year increase in iPad net sales and unit sales during 2012 was driven by strong demand for iPad in all of the Company’s operating segments as a result of the launch of the new iPad in March 2012, continued demand for iPad 2, and expanded distribution with new resellers. The year-over-year growth rate of iPad unit sales was higher than the growth rate of iPad net sales during 2012 due to a reduction of average selling prices as a result of a shift in product mix toward lower-priced iPad models, the price reduction for iPad 2 and an increase in indirect sales due to expanded distribution through third-party resellers. Net sales of iPad and related products and services were 21% and 19% of the Company’s total net sales for 2012 and 2011, respectively.

•

Mac net sales were $23.2 billion in 2012, representing an increase of $1.4 billion or 7% compared to 2011. Mac unit sales totaled 18.2 million during 2012, representing an increase of 1.4 million or 9% compared to 2011. The year-over-year growth in Mac net sales and unit sales during 2012 reflects increased demand for Mac portables in all of the Company’s operating segments driven by 2012 releases of updated models of MacBook Air and MacBook Pro, including the new MacBook Pro with Retina display in June 2012. Partially offsetting the increase in net sales of Mac portables was a decline in net sales of Mac desktops that reflected the overall decline in the market for desktop personal computers during 2012. Additionally, the Company did not introduce updated versions of its Mac desktop products in 2012. Mac net sales were 15% and 20% of the Company’s total net sales for 2012 and 2011, respectively.

•

Net sales of other music related products and services were $8.5 billion in 2012, representing an increase of $2.2 billion or 35% compared to 2011. The increase was due primarily to growth of the iTunes Store, which generated total net sales of $7.5 billion for 2012 compared to net sales of $5.4 billion during 2011. The strong results of the iTunes Store reflect growth of the App Store; growth of the Company’s customer base; and the continued expansion of third-party audio, video and book content available for sale or rent via the iTunes Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services were 5% and 6% of the Company’s total net sales for 2012 and 2011, respectively.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in iPod net sales experienced across all operating segments. iPod net sales were $5.6 billion in 2012, a decrease of $1.8 billion or 25% compared to 2011. Similarly, iPod unit sales decreased by 17% in 2012 compared to 2011. Declines in net sales and unit sales of iPod reflect the continuing contraction of the overall market for MP3 players. Net sales of iPod were 4% and 7% of the Company’s total net sales for 2012 and 2011, respectively.

The Company has historically experienced higher net sales in its first fiscal quarter compared to other quarters in its fiscal year due in part to holiday seasonal demand. Actual and anticipated timing of new product introductions by the Company can also significantly impact the level of net sales experienced by the Company in any particular quarter. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of the Company’s future net sales or financial performance.

Growth in total net sales was particularly strong during the first six months of 2012, rising $34.1 billion or 66% compared to the same period in 2011. The net sales growth during the first six months of 2012 reflects the launch of iPhone 4S in the first quarter of 2012 and the Company’s ability to meet demand more quickly for iPhone 4S when compared to the iPhone 4 launch. Growth during the first half of 2012 was also favorably impacted by the addition of a 14th week in the first quarter of 2012 and strong unit sales of iPad during the holiday season, resulting in a 111% increase in iPad unit sales during the first quarter of 2012 compared to the same quarter in 2011.

Fiscal Year 2011 versus 2010

Net sales during 2011 increased $43.0 billion or 66% compared to 2010. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $47.1 billion in 2011, representing an increase of $21.9 billion or 87% compared to 2010. iPhone unit sales totaled 72.3 million during 2011, representing an increase of 32.3 million units or 81% compared to 2010. iPhone year-over-year net sales growth reflected strong demand for iPhone 4 in all of the Company’s operating segments. The expanded U.S. distribution of iPhone to the Verizon Wireless network beginning in February 2011, continued expansion into new countries, and increased distribution with other new carriers and resellers also contributed to the year-over-year growth of iPhone. Net sales of iPhone and related products and services accounted for 43% and 39% of the Company’s total net sales for 2011 and 2010, respectively.

•

Net sales of iPad and related products and services, which the Company introduced in the third quarter of 2010, were $20.4 billion in 2011, representing an increase of $15.4 billion or 311% compared to 2010. Unit sales of iPad were 32.4 million during 2011, an increase of 334% from 2010. The year-over-year unit growth and net sales growth were driven by strong iPad demand in all of the Company’s operating segments. Net sales of iPad and related products and services accounted for 19% and 8% of the Company’s total net sales for 2011 and 2010, respectively.

•

Mac net sales were $21.8 billion in 2011, representing an increase of $4.3 billion or 25% compared to 2010. Mac unit sales increased by 3.1 million or 22% in 2011 compared to 2010. The year-over-year growth in Mac net sales and unit sales was due primarily to higher demand in all of the Company’s operating segments for MacBook Air and MacBook Pro, which were updated in July 2011 and February 2011, respectively. The year-over-year revenue growth for portables and desktops was 36% and 4%, respectively. Mac net sales accounted for 20% and 27% of the Company’s total net sales for 2011 and 2010, respectively.

•

Net sales of other music related products and services were $6.3 billion in 2011, representing an increase of $1.4 billion or 28% compared to 2010. The increase was due primarily to increased net sales from the iTunes Store, which was largely driven by App Store expansion into new countries that contributed to strong growth in all of the Company’s geographic segments. During 2011, net sales for the iTunes Store, App Store and iBookstore was $5.4 billion, representing an increase of 33% compared to 2010. The Company believes this continued growth was the result of heightened consumer interest in downloading third-party digital content, continued growth in its customer base of iOS devices, expansion of third-party audio and video content available via the iTunes Store, and continued interest in and growth of the App Store. Net sales of other music related products and services accounted for 6% and 8% of the Company’s total net sales for 2011 and 2010, respectively.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in iPod net sales of $821 million or 10% during 2011 compared to 2010. Similarly, iPod unit sales decreased by 15% in 2011 compared to 2010. However, net sales per iPod unit sold increased during 2011 compared to 2010 due primarily to a shift in iPod product mix toward iPod touch. Net sales of iPod accounted for 7% and 13% of the Company’s total net sales for 2011 and 2010, respectively.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail operations. The results of the Americas, Europe, Japan and Asia-Pacific segments do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 13 countries, including the U.S. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment increased $19.2 billion or 50% during 2012 compared to 2011. The growth in net sales during 2012 was primarily driven by increased demand for iPhone following the launches of iPhone 4S and iPhone 5, strong demand for the new iPad and iPad 2, and higher sales from the iTunes Store. The Americas segment represented approximately 37% and 35% of the Company’s total net sales for 2012 and 2011, respectively.

Net sales in the Americas segment increased $13.8 billion or 56% during 2011 compared to 2010. The primary contributors to the growth in net sales was a significant year-over-year increase in iPhone sales from carrier expansion and strong demand for iPhone 4 and increased sales of iPad and Mac, partially offset by a decrease in iPod sales. Higher sales of third-party digital content and applications from the iTunes Store also drove an increase in net sales during 2011. The Americas segment represented approximately 35% and 37% of the Company’s total net sales for 2011 and 2010, respectively.

Europe

Net sales in the Europe segment increased $8.5 billion or 31% during 2012 compared to 2011. The growth in net sales during 2012 was primarily driven by strong demand for the new iPad and iPad 2, higher sales from the iTunes Store and increased demand for iPhone from the launch of iPhone 4S. iPhone 5 was launched in a limited number of countries in the Europe segment at the end of the fourth quarter of 2012 and did not contribute to the growth in net sales in the Europe segment to the extent it did in other segments. Lower year-over-year growth in net sales in the Europe segment during 2012 compared to the Company’s other geographic segments reflects growth in iPhone unit sales that was well below the growth rates experienced by the Company’s other operating segments, partially offset by strong growth in iPad unit sales. Net sales in the Europe segment were also negatively impacted by the region’s uncertain economic conditions and the strength in the U.S. dollar relative to several European currencies, including the euro. The Europe segment represented approximately 23% and 26% of the Company’s total net sales for 2012 and 2011, respectively.

Net sales in the Europe segment increased $9.1 billion or 49% during 2011 compared to 2010. The increase in net sales during 2011 was attributable primarily to the continued year-over-year increase in iPhone sales from carrier expansion and strong demand for iPhone 4, and increased sales of iPad and Mac, partially offset by a decrease in iPod sales. The Europe segment represented 26% and 29% of the Company’s total net sales for 2011 and 2010, respectively.

Japan

Net sales in the Japan segment increased $5.1 billion or 94% during 2012 compared to 2011. The growth in net sales during 2012 was primarily driven by increased demand for iPhone following the launches of iPhone 4S and iPhone 5, expanded distribution with a new iPhone carrier, strong demand for the new iPad and iPad 2, higher sales from the iTunes Store, and strength in the Japanese Yen relative to the U.S. dollar. The Japan segment represented approximately 7% and 5% of the Company’s total net sales for 2012 and 2011, respectively.

Net sales in the Japan segment increased $1.5 billion or 37% during 2011 compared to 2010. The key contributors to Japan’s net sales growth were increased iPhone sales, strong sales of iPad, increased sales of Mac, and strength in the Japanese Yen relative to the U.S. dollar. The Japan segment represented 5% and 6% of the Company’s total net sales for 2011 and 2010, respectively.

Asia-Pacific

Net sales in the Asia-Pacific segment increased $10.7 billion or 47% during 2012 compared to 2011. The growth in net sales during 2012 was mainly due to increased demand for iPhone from the launch of iPhone 4S, strong demand for the new iPad and iPad 2, and higher Mac sales. Growth in the Asia Pacific segment was affected by the timing of iPhone and iPad product launches. iPhone 5 was launched in a limited number of countries in the Asia Pacific segment during the fourth quarter of 2012 and was not launched in China during 2012, and the new iPad that was introduced by the Company in March 2012 was not launched in China until the fourth quarter of 2012. The Asia-Pacific segment represented approximately 21% of the Company’s total net sales in both 2012 and 2011.

Net sales in the Asia Pacific segment increased $14.3 billion or 174% during 2011 compared to 2010. The Company experienced particularly strong year-over-year net sales growth in its Asia Pacific segment during 2011, especially in Greater China, which includes Hong Kong and Taiwan. Korea and Australia also experienced strong year-over-year revenue growth. Higher net sales in the Asia Pacific segment were due mainly to the increase in iPhone sales primarily attributable to the strong demand for iPhone 4 and carrier expansion, strong sales of iPad, and increased Mac sales. The Asia Pacific segment represented 21% and 13% of the Company’s total net sales in 2011 and 2010, respectively.

Retail

Net sales in the Retail segment increased $4.7 billion or 33% during 2012 compared to 2011. The growth in net sales during 2012 was driven primarily by increased demand for iPhone following the launches of iPhone 4S and iPhone 5, strong demand for the new iPad and iPad 2, and higher Mac net sales. Lower year-over-year growth in net sales in the Retail segment during 2012 compared to the Company’s other segments reflects the significant growth in iPad indirect distribution channel expansion. The Retail segment accounted for 12% and 13% of the Company’s total net sales for 2012 and 2011, respectively.

The Company opened 33 new retail stores during 2012, 28 of which were outside the U.S., ending the year with 390 stores open compared to 357 stores at the end of 2011. As of September 29, 2012, the Company had a total of 250 U.S. retail stores and 140 international retail stores. With an average of 365 stores and 326 stores during 2012 and 2011, respectively, average revenue per store increased 19% to $51.5 million in 2012 compared to $43.3 million in 2011.

Net sales in the Retail segment increased $4.3 billion or 44% during 2011 compared to 2010. The increase in net sales was driven primarily by strong demand for iPad, higher Mac sales, and an increase in iPhone sales. The Company opened 40 new retail stores during 2011, 28 of which were outside the U.S., ending the year with 357 stores open compared to 317 stores at the end of 2010. As of September 24, 2011, the Company had a total of 245 U.S. retail stores and 112 international retail stores. During 2011, the Company had an average of 326 stores compared to an average of 288 stores during 2010. The average revenue per store increased 27% to

$43.3 million in 2011 compared to $34.1 million in 2010. The Retail segment represented 13% and 15% of the Company’s total net sales in 2011 and 2010, respectively.

The Retail segment’s operating income was $4.7 billion, $3.2 billion, and $2.3 billion during 2012, 2011, and 2010 respectively. These year-over-year increases in Retail operating income were primarily attributable to higher overall net sales that resulted in significantly higher average revenue per store during the respective years.

Gross Margin

Gross margin for 2012, 2011 and 2010 are as follows (in millions, except gross margin percentages):

	2012	2011	2010
Net sales	$156,508	$108,249	$65,225
Cost of sales	87,846	64,431	39,541

Gross margin	$68,662	$43,818	$25,684

Gross margin percentage	43.9%	40.5%	39.4%

The gross margin percentage in 2012 was 43.9%, compared to 40.5% in 2011. This year-over-year increase in gross margin was largely driven by lower commodity and other product costs, a higher mix of iPhone sales, and improved leverage on fixed costs from higher net sales. The increase in gross margin was partially offset by the impact of a stronger U.S. dollar. The gross margin percentage during the first half of 2012 was 45.9% compared to 41.4% during the second half of 2012. The primary drivers of higher gross margin in the first half of 2012 compared to the second half are a higher mix of iPhone sales and improved leverage on fixed costs from higher net sales. Additionally, gross margin in the second half of 2012 was also affected by the introduction of new products with flat pricing that have higher cost structures and deliver greater value to customers, price reductions on certain existing products, higher transition costs associated with product launches, and continued strengthening of the U.S. dollar; partially offset by lower commodity costs.

The gross margin percentage in 2011 was 40.5%, compared to 39.4% in 2010. This year-over-year increase in gross margin was largely driven by lower commodity and other product costs.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2012, and the Company anticipates gross margin of about 36% during the first quarter of 2013. Expected future declines in gross margin are largely due to a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and anticipated component cost and other cost increases. Future strengthening of the U.S. dollar could further negatively impact gross margin.

The foregoing statements regarding the Company’s expected gross margin percentage in future periods, including the first quarter of 2013, are forward-looking and could differ from actual results because of several factors including, but not limited to those set forth above in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential increases in the cost of components, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for 2012, 2011, and 2010 are as follows (in millions, except for percentages):

	2012	2011	2010
Research and development	$3,381	$2,429	$1,782
Percentage of net sales	2%	2%	3%
Selling, general and administrative	$10,040	$7,599	$5,517
Percentage of net sales	6%	7%	8%

Research and Development (“R&D”) Expense

R&D expense increased $952 million or 39% in 2012 compared to 2011 and $647 million or 36% in 2011 compared to 2010. The growth in R&D expense was driven by an increase in headcount and related expenses to support expanded R&D activities. Although total R&D expense increased 39% and 36% in 2012 and 2011, respectively, it remained fairly consistent as a percentage of net sales.

The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

SG&A expense increased $2.4 billion or 32% during 2012 compared to 2011 and $2.1 billion or 38% during 2011 compared to 2010. These increases were primarily due to the Company’s continued expansion of its Retail segment, increased headcount and related expenses, higher spending on professional services, marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Other income and expense for 2012, 2011, and 2010 are as follows (in millions):

	2012	2011	2010
Interest and dividend income	$1,088	$519	$311
Other expense, net	(566)	(104)	(156)

Total other income/(expense), net	$522	$415	$155

Total other income and expense increased $107 million or 26% to $522 million during 2012 compared to $415 million and $155 million in 2011 and 2010, respectively. The year-over-year increase in other income and expense during 2012 was due primarily to higher interest and dividend income on the Company’s higher cash, cash equivalents and marketable securities balances, partially offset by higher premium expenses on foreign exchange contracts. The overall increase in other income and expense in 2011 compared to 2010 was attributable to higher interest income and net realized gains on sales of marketable securities. The weighted average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.03%, 0.77%, and 0.75% during 2012, 2011, and 2010, respectively. During 2012, 2011, and 2010, the Company had no debt outstanding and accordingly did not incur any related interest expense.

Provision for Income Taxes

The Company’s effective tax rates were approximately 25.2%, 24.2%, and 24.4% for 2012, 2011, and 2010, respectively. The Company’s effective rates for these periods differ from the statutory federal income tax rate of

35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 29, 2012, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $4.0 billion, and deferred tax liabilities of $14.9 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended September 29, 2012, September 24, 2011, and September 25, 2010 (in millions):

	2012	2011	2010
Cash, cash equivalents and marketable securities	$121,251	$81,570	$51,011
Accounts receivable, net	$10,930	$5,369	$5,510
Inventories	$791	$776	$1,051
Working capital	$19,111	$17,018	$20,956
Annual operating cash flow	$50,856	$37,529	$18,595

As of September 29, 2012, the Company had $121.3 billion in cash, cash equivalents and marketable securities, an increase of $39.7 billion or 49% from September 24, 2011. The principal components of this net increase was the cash generated by operating activities of $50.9 billion, which was partially offset by payments for acquisition of property, plant and equipment of $8.3 billion, payments for acquisition of intangible assets of $1.1 billion and payments of dividends and dividend equivalent rights of $2.5 billion.

The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss. As of September 29, 2012 and September 24, 2011, $82.6 billion and $54.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, common stock repurchases, dividends on its common stock, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $10.3 billion during 2012, consisting of $865 million for retail store facilities and $9.5 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during 2012 were $8.3 billion.

The Company anticipates utilizing approximately $10 billion for capital expenditures during 2013, including approximately $850 million for retail store facilities and approximately $9.15 billion for other capital expenditures, including product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2013, the Company expects to open about 30 to 35 new retail stores, with approximately three-quarters located outside of the U.S.

Dividend and Stock Repurchase Program

In March 2012, the Board of Directors of the Company approved a dividend policy pursuant to which it plans to pay, subject to subsequent declaration, quarterly dividends of $2.65 per share. The Company expects to pay approximately $2.5 billion each quarter in conjunction with the quarterly declared dividends.

In March 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is expected to be executed over a three-year period with the primary objective of neutralizing the impact of dilution from future employee equity grants and employee stock purchase programs. The repurchase program does not obligate the Company to acquire any specific number of shares. The Company anticipates that it will utilize approximately $45 billion of domestic cash to pay dividends, repurchase shares, and to remit withheld taxes related to net share settlement of restricted stock units in the first three years of the dividend and stock repurchase programs. The Company anticipates the cash used for future dividends and the repurchase program will come primarily from current domestic cash and from on-going U.S. operating activities and the cash generated from such activities.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 29, 2012 and excludes amounts already recorded on the Consolidated Balance Sheet (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$4,414	$516	$1,098	$999	$1,801
Purchase obligations	21,053	21,053	0	0	0
Other obligations	988	937	49	2	0

Total	$26,455	$22,506	$1,147	$1,001	$1,801

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 29, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $4.4 billion, of which $3.1 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 29, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.1 billion.

Other Obligations

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $988 million as of September 29, 2012, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 29, 2012, the Company had non-current deferred tax liabilities of $13.8 billion. Additionally, as of September 29, 2012, the Company had gross unrecognized tax benefits of $2.1 billion and an additional $401 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of September 29, 2012 or September 24, 2011.

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

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 29, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.1 billion incremental decline in the fair market value of the portfolio. As of September 24, 2011, a similar 100 basis point shift in the yield curve would result in a $913 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

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

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $200 million as of September 29, 2012 compared to a maximum one-day loss in fair value of $161 million as of September 24, 2011. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 29, 2012 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 29, 2012	September 24, 2011	September 25, 2010
Net sales	$156,508	$108,249	$65,225
Cost of sales	87,846	64,431	39,541

Gross margin	68,662	43,818	25,684

Operating expenses:
Research and development	3,381	2,429	1,782
Selling, general and administrative	10,040	7,599	5,517

Total operating expenses	13,421	10,028	7,299

Operating income	55,241	33,790	18,385
Other income/(expense), net	522	415	155

Income before provision for income taxes	55,763	34,205	18,540
Provision for income taxes	14,030	8,283	4,527

Net income	$41,733	$25,922	$14,013

Earnings per share:
Basic	$44.64	$28.05	$15.41
Diluted	$44.15	$27.68	$15.15

Shares used in computing earnings per share:
Basic	934,818	924,258	909,461
Diluted	945,355	936,645	924,712

Cash dividends declared per common share	$2.65	$0.00	$0.00

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands)

	September 29, 2012	September 24, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$10,746	$9,815
Short-term marketable securities	18,383	16,137
Accounts receivable, less allowances of $98 and $53, respectively	10,930	5,369
Inventories	791	776
Deferred tax assets	2,583	2,014
Vendor non-trade receivables	7,762	6,348
Other current assets	6,458	4,529

Total current assets	57,653	44,988

Long-term marketable securities	92,122	55,618
Property, plant and equipment, net	15,452	7,777
Goodwill	1,135	896
Acquired intangible assets, net	4,224	3,536
Other assets	5,478	3,556

Total assets	$176,064	$116,371

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$21,175	$14,632
Accrued expenses	11,414	9,247
Deferred revenue	5,953	4,091

Total current liabilities	38,542	27,970
Deferred revenue - non-current	2,648	1,686
Other non-current liabilities	16,664	10,100

Total liabilities	57,854	39,756

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 939,208 and 929,277 shares issued and outstanding, respectively	16,422	13,331
Retained earnings	101,289	62,841
Accumulated other comprehensive income	499	443

Total shareholders’ equity	118,210	76,615

Total liabilities and shareholders’ equity	$176,064	$116,371

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except number of shares which are reflected in thousands)

	Common Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income/ (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances as of September 26, 2009	899,806	$8,210	$23,353	$77	$31,640

Components of comprehensive income:
Net income	0	0	14,013	0	14,013
Change in foreign currency translation	0	0	0	7	7
Change in unrealized gains/losses on marketable securities, net of tax	0	0	0	123	123
Change in unrecognized gains/losses on derivative instruments, net of tax	0	0	0	(253)	(253)

Total comprehensive income					13,890
Share-based compensation	0	876	0	0	876
Common stock issued under stock plans, net of shares withheld for employee taxes	16,164	703	(197)	0	506
Tax benefit from equity awards, including transfer pricing adjustments	0	879	0	0	879

Balances as of September 25, 2010	915,970	10,668	37,169	(46)	47,791

Components of comprehensive income:
Net income	0	0	25,922	0	25,922
Change in foreign currency translation	0	0	0	(12)	(12)
Change in unrealized gains/losses on marketable securities, net of tax	0	0	0	(41)	(41)
Change in unrecognized gains/losses on derivative instruments, net of tax	0	0	0	542	542

Total comprehensive income					26,411
Share-based compensation	0	1,168	0	0	1,168
Common stock issued under stock plans, net of shares withheld for employee taxes	13,307	561	(250)	0	311
Tax benefit from equity awards, including transfer pricing adjustments	0	934	0	0	934

Balances as of September 24, 2011	929,277	13,331	62,841	443	76,615

Components of comprehensive income:
Net income	0	0	41,733	0	41,733
Change in foreign currency translation	0	0	0	(15)	(15)
Change in unrealized gains/losses on marketable securities, net of tax	0	0	0	601	601
Change in unrecognized gains/losses on derivative instruments, net of tax	0	0	0	(530)	(530)

Total comprehensive income					41,789
Dividends and dividend equivalent rights declared	0	0	(2,523)	0	(2,523)
Share-based compensation	0	1,740	0	0	1,740
Common stock issued under stock plans, net of shares withheld for employee taxes	9,931	200	(762)	0	(562)
Tax benefit from equity awards, including transfer pricing adjustments	0	1,151	0	0	1,151

Balances as of September 29, 2012	939,208	$16,422	$101,289	$499	$118,210

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended
	September 29, 2012	September 24, 2011	September 25, 2010
Cash and cash equivalents, beginning of the year	$9,815	$11,261	$5,263

Operating activities:
Net income	41,733	25,922	14,013
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	3,277	1,814	1,027
Share-based compensation expense	1,740	1,168	879
Deferred income tax expense	4,405	2,868	1,440
Changes in operating assets and liabilities:
Accounts receivable, net	(5,551)	143	(2,142)
Inventories	(15)	275	(596)
Vendor non-trade receivables	(1,414)	(1,934)	(2,718)
Other current and non-current assets	(3,162)	(1,391)	(1,610)
Accounts payable	4,467	2,515	6,307
Deferred revenue	2,824	1,654	1,217
Other current and non-current liabilities	2,552	4,495	778

Cash generated by operating activities	50,856	37,529	18,595

Investing activities:
Purchases of marketable securities	(151,232)	(102,317)	(57,793)
Proceeds from maturities of marketable securities	13,035	20,437	24,930
Proceeds from sales of marketable securities	99,770	49,416	21,788
Payments made in connection with business acquisitions, net of cash acquired	(350)	(244)	(638)
Payments for acquisition of property, plant and equipment	(8,295)	(4,260)	(2,005)
Payments for acquisition of intangible assets	(1,107)	(3,192)	(116)
Other	(48)	(259)	(20)

Cash used in investing activities	(48,227)	(40,419)	(13,854)

Financing activities:
Proceeds from issuance of common stock	665	831	912
Excess tax benefits from equity awards	1,351	1,133	751
Dividends and dividend equivalent rights paid	(2,488)	0	0
Taxes paid related to net share settlement of equity awards	(1,226)	(520)	(406)

Cash (used in)/generated by financing activities	(1,698)	1,444	1,257

Increase/(decrease) in cash and cash equivalents	931	(1,446)	5,998

Cash and cash equivalents, end of the year	$10,746	$9,815	$11,261

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,682	$3,338	$2,697

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac, and iPod compatible products including application software, and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation. Prior period costs associated with the Company’s high-profile retail stores have been reclassified to conform to the current period’s presentation. Refer to Note 8, “Segment Information and Geographic Data” of this Form 10-K.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2012, 2011 and 2010 ended on September 29, 2012, September 24, 2011, and September 25, 2010, respectively. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Fiscal year 2012 spanned 53 weeks, with a 14th week included in the first quarter of 2012. Fiscal years 2011 and 2010 spanned 52 weeks each. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

For the sale of most third-party products, the Company recognizes revenue based on the gross amount billed to customers because the Company establishes its own pricing for such products, retains related inventory risk for physical products, is the primary obligor to the customer and assumes the credit risk for amounts billed to its customers. For third-party applications sold through the App Store and Mac App Store and certain digital content sold through the iTunes Store, the Company does not determine the selling price of the products and is not the primary obligor to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in net sales only the commission it retains from each sale. The portion of the gross amount billed to customers that is remitted by the Company to third-party app developers and certain digital content owners is not reflected in the Company’s Consolidated Statements of Operations.

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. This includes amounts that have been deferred for unspecified and specified software upgrade rights and non-software services that are attached to hardware and software products. The Company sells gift cards redeemable at its retail and online stores, and also sells gift cards redeemable on the iTunes Store for the purchase of digital content and software. The Company records deferred revenue upon the sale of the card, which is relieved upon redemption of the card by the customer. Revenue from AppleCare service and support contracts is deferred and recognized over the service coverage periods. AppleCare service and support contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.

The Company records reductions to revenue for estimated commitments related to price protection and other customer incentive programs. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded. For the Company’s other customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For multi-element arrangements accounted for in accordance with industry specific software accounting guidance, the Company allocates revenue to all deliverables based on the VSOE of each element, and if VSOE does not exist revenue is recognized when elements lacking VSOE are delivered.

For sales of qualifying versions of iPhone, iPad and iPod touch (“iOS devices”), Mac and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades and features to the essential software bundled with each of these hardware products free of charge to customers. Essential software for iOS devices includes iOS and related applications and for Mac includes OS X, related applications and iLife. The Company also provides various non-software services to owners of qualifying versions of iOS devices and Mac. The Company has identified up to three deliverables regularly included in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with the purchase of iOS devices, Mac and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The third deliverable is the non-software services to be provided to qualifying versions of iOS devices and Mac. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESPs. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the other conditions for revenue recognition have been met. Revenue allocated to the embedded unspecified software upgrade rights and the non-software services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices, which ranges from two to four years. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers would be reluctant to buy unspecified software upgrade rights for the essential software included with its qualifying hardware products. This view is primarily based on the fact that unspecified software upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. The Company also believes its customers would be unwilling to pay a significant amount for access to the non-software services because other companies offer similar services at little or no cost to users. Therefore, the Company has concluded that if it were to sell upgrade rights or access to the non-software services on a standalone basis, including those rights and services attached to iOS devices, Mac and Apple TV, the selling prices would be relatively low. Key factors considered by the Company in developing the ESPs for software upgrade rights include prices charged by the Company for similar offerings, market trends in the pricing of Apple-branded and third-party Mac and iOS compatible software, the nature of the upgrade rights (e.g., unspecified versus specified), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider additional factors as appropriate, including the impact of other products and services provided to customers, the pricing of competitive alternatives if they exist, product-specific business objectives, and the length of time a particular version of a device has been available. When relevant, the same factors are considered by the Company in developing ESPs for offerings such as the non-software services; however, the primary consideration in developing ESPs for the non-software services is the estimated cost to provide such services, including consideration for a reasonable profit margin.

For the three years ended September 29, 2012, the Company’s combined ESPs for the unspecified software upgrade rights and the rights to receive the non-software services included with its qualifying hardware devices have ranged from $5 to $25. Revenue allocated to such rights included with iOS devices and Apple TV is recognized on a straight-line basis over two years, and revenue allocated to such rights included with Mac is recognized on a straight-line basis over four years.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and generally software development costs were expensed as incurred during 2012, 2011 and 2010.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.0 billion, $933 million and $691 million for 2012, 2011 and 2010, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share for 2012, 2011, and 2010 (in thousands, except net income in millions and per share amounts):

	2012	2011	2010
Numerator:
Net income	$41,733	$25,922	$14,013
Denominator:
Weighted-average shares outstanding	934,818	924,258	909,461
Effect of dilutive securities	10,537	12,387	15,251

Weighted-average diluted shares	945,355	936,645	924,712

Basic earnings per share	$44.64	$28.05	$15.41

Diluted earnings per share	$44.15	$27.68	$15.15

Potentially dilutive securities representing 1.0 million, 1.7 million and 1.6 million shares of common stock for 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company had no fair value hedges in 2012, 2011 and 2010. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. Derivatives that do not qualify as hedges must be adjusted to fair value through current income.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between two to five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $2.6 billion, $1.6 billion and $815 million during 2012, 2011 and 2010, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant and equipment, inventory component prepayments, and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments, and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any significant impairments during 2012, 2011 and 2010.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2012, 2011 and 2010. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. In 2012 and 2011, the Company’s goodwill was allocated to the Americas and Europe reportable operating segments.

The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods typically from three to seven years.

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

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income in shareholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of September 29, 2012 and September 24, 2011 (in millions):

	2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$3,109	$0	$0	$3,109	$3,109	$0	$0

Level 1:
Money market funds	1,460	0	0	1,460	1,460	0	0
Mutual funds	2,385	79	(2)	2,462	0	2,462	0

Subtotal	3,845	79	(2)	3,922	1,460	2,462	0

Level 2:
U.S. Treasury securities	20,088	21	(1)	20,108	2,608	3,525	13,975
U.S. agency securities	19,540	58	(1)	19,597	1,460	1,884	16,253
Non-U.S. government securities	5,483	183	(2)	5,664	84	1,034	4,546
Certificates of deposit and time deposits	2,189	2	0	2,191	1,106	202	883
Commercial paper	2,112	0	0	2,112	909	1,203	0
Corporate securities	46,261	568	(8)	46,821	10	7,455	39,356
Municipal securities	5,645	74	0	5,719	0	618	5,101
Mortgage- and asset-backed securities	11,948	66	(6)	12,008	0	0	12,008

Subtotal	113,266	972	(18)	114,220	6,177	15,921	92,122

Total	$120,220	$1,051	$(20)	$121,251	$10,746	$18,383	$92,122

	2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$2,903	$0	$0	$2,903	$2,903	$0	$0

Level 1:
Money market funds	1,911	0	0	1,911	1,911	0	0
Mutual funds	1,227	0	(34)	1,193	0	1,193	0

Subtotal	3,138	0	(34)	3,104	1,911	1,193	0

Level 2:
U.S. Treasury securities	10,717	39	(3)	10,753	1,250	2,149	7,354
U.S. agency securities	13,467	24	(3)	13,488	225	1,818	11,445
Non-U.S. government securities	5,559	11	(2)	5,568	551	1,548	3,469
Certificates of deposit and time deposits	4,175	2	(2)	4,175	728	977	2,470
Commercial paper	2,853	0	0	2,853	2,237	616	0
Corporate securities	35,241	132	(114)	35,259	10	7,241	28,008
Municipal securities	3,411	56	0	3,467	0	595	2,872

Subtotal	75,423	264	(124)	75,563	5,001	14,944	55,618

Total	$81,464	$264	$(158)	$81,570	$9,815	$16,137	$55,618

The net unrealized gains as of September 29, 2012 and September 24, 2011 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized during 2012 and 2011 were $183 million and $110 million, respectively, and no significant net realized gains or losses during 2010 related to such sales. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of September 29, 2012 and September 24, 2011, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of September 29, 2012, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During 2012, 2011 and 2010, the Company did not recognize any significant impairment charges.

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

The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

The Company had a net deferred loss associated with cash flow hedges of approximately $240 million and a net deferred gain of approximately $290 million, net of taxes, recorded in AOCI as of September 29, 2012 and September 24, 2011, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. The majority of the Company’s hedged transactions as of September 29, 2012 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2012, 2011 and 2010.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of September 29, 2012 and September 24, 2011, respectively. The ineffective portions of and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during 2012, 2011 and 2010, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 29, 2012 and September 24, 2011 (in millions):

	2012		2011
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$41,970	$140	$13,705	$537

Instruments not designated as accounting hedges:
Foreign exchange contracts	$13,403	$12	$9,891	$56

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of September 29, 2012, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $278 million, which it recorded as other current assets in the Consolidated Balance Sheet. As of September 24, 2011, the Company received cash collateral related to the derivative instruments under its collateral security arrangements of $288 million, which it recorded as accrued expenses in the Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of September 29, 2012 or September 24, 2011.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Consolidated Balance Sheets as of September 29, 2012 and September 24, 2011 (in millions):

	2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$138	$12	$150

Derivative liabilities (b):
Foreign exchange contracts	$516	$41	$557

	2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$460	$56	$516

Derivative liabilities (b):
Foreign exchange contracts	$72	$37	$109

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Consolidated Statements of Operations for the years ended September 29, 2012 and September 24, 2011 (in millions):

	Years Ended
	Gains/(Losses) Recognized in OCI - Effective Portion (c)		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion (c)		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 29, 2012	September 24, 2011	September 29, 2012 (a)	September 24, 2011 (b)	Location	September 29, 2012	September 24, 2011
Cash flow hedges:
Foreign exchange contracts	$(175)	$153	$607	$(704)	Other income and expense	$(658)	$(213)
Net investment hedges:
Foreign exchange contracts	(5)	(43)	0	0	Other income and expense	3	1

Total	$(180)	$110	$607	$(704)		$(655)	$(212)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $537 million and $70 million were recognized within net sales and cost of sales, respectively, within the Consolidated Statement of Operations for the year ended September 29, 2012. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the year ended September 29, 2012.

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

As of September 29, 2012, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 14% and the other 10%. As of September 24, 2011, there were no customers that accounted for 10% or more of the Company’s total trade receivables. The Company’s cellular network carriers accounted for 66% and 52% of trade receivables as of September 29, 2012 and September 24, 2011, respectively. The additions and write-offs to the Company’s allowance for doubtful accounts during 2012, 2011 and 2010 were not significant.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from three of the Company’s vendors accounted for 45%, 21% and 12% of total non-trade receivables as of September 29, 2012 and vendor non-trade receivables from two of the Company’s vendors accounted for 53% and 29% of total non-trade receivables as of September 24, 2011. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time any profit is recognized as a reduction of cost of sales.

Note 3 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 29, 2012 and September 24, 2011 (in millions):

Property, Plant and Equipment

	2012	2011
Land and buildings	$2,439	$2,059
Machinery, equipment and internal-use software	15,743	6,926
Office furniture and equipment	241	184
Leasehold improvements	3,464	2,599

Gross property, plant and equipment	21,887	11,768
Accumulated depreciation and amortization	(6,435)	(3,991)

Net property, plant and equipment	$15,452	$7,777

Accrued Expenses

	2012	2011
Accrued warranty and related costs	$1,638	$1,240
Accrued taxes	1,535	1,140
Deferred margin on component sales	1,492	2,038
Accrued marketing and selling expenses	910	598
Accrued compensation and employee benefits	735	590
Other current liabilities	5,104	3,641

Total accrued expenses	$11,414	$9,247

Non-Current Liabilities

	2012	2011
Deferred tax liabilities	$13,847	$8,159
Other non-current liabilities	2,817	1,941

Total other non-current liabilities	$16,664	$10,100

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of September 29, 2012 and September 24, 2011 (in millions):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired intangible assets	$5,166	$(1,042)	$4,124	$3,873	$(437)	$3,436
Indefinite lived and non-amortizable trademarks	100	0	100	100	0	100

Total acquired intangible assets	$5,266	$(1,042)	$4,224	$3,973	$(437)	$3,536

During 2012 and 2011, the Company completed various business acquisitions. In 2012, the aggregate cash consideration, net of cash acquired, was $350 million, of which $245 million was allocated to goodwill, $113 million to acquired intangible assets and $8 million to liabilities assumed. In 2011, the aggregate cash consideration, net of cash acquired, was $244 million, of which $167 million was allocated to goodwill and $77 million to acquired intangible assets.

The Company’s gross carrying amount of goodwill was $1.1 billion and $896 million as of September 29, 2012 and September 24, 2011, respectively. The Company did not have any goodwill impairment during 2012, 2011 or 2010.

Amortization expense related to acquired intangible assets was $605 million, $192 million and $69 million in 2012, 2011 and 2010, respectively. As of September 29, 2012 the remaining weighted-average amortization period for acquired intangible assets is 5.2 years. The expected annual amortization expense related to acquired intangible assets as of September 29, 2012, is as follows (in millions):

2013	$673
2014	737
2015	753
2016	758
2017	635
Thereafter	568

Total	$4,124

Note 5 – Income Taxes

The provision for income taxes for 2012, 2011, and 2010, consisted of the following (in millions):

	2012	2011	2010
Federal:
Current	$7,240	$3,884	$2,150
Deferred	5,018	2,998	1,676

	12,258	6,882	3,826

State:
Current	1,182	762	655
Deferred	(123)	37	(115)

	1,059	799	540

Foreign:
Current	1,203	769	282
Deferred	(490)	(167)	(121)

	713	602	161

Provision for income taxes	$14,030	$8,283	$4,527

The foreign provision for income taxes is based on foreign pretax earnings of $36.8 billion, $24.0 billion and $13.0 billion in 2012, 2011 and 2010, respectively. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. As of September 29, 2012, U.S. income taxes have not been provided on a cumulative total of $40.4 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $13.8 billion.

As of September 29, 2012 and September 24, 2011, $82.6 billion and $54.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2012, 2011 and 2010) to income before provision for income taxes for 2012, 2011, and 2010, is as follows (in millions):

	2012	2011	2010
Computed expected tax	$19,517	$11,973	$6,489
State taxes, net of federal effect	677	552	351
Indefinitely invested earnings of foreign subsidiaries	(5,895)	(3,898)	(2,125)
Research and development credit, net	(103)	(167)	(23)
Domestic production activities deduction	(328)	(168)	(48)
Other	162	(9)	(117)

Provision for income taxes	$14,030	$8,283	$4,527

Effective tax rate	25.2%	24.2%	24.4%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $1.4 billion, $1.1 billion and $742 million in 2012, 2011 and 2010, respectively, which were reflected as increases to common stock.

As of September 29, 2012 and September 24, 2011, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2012	2011
Deferred tax assets:
Accrued liabilities and other reserves	$2,101	$1,610
Basis of capital assets and investments	447	390
Share-based compensation	395	355
Other	1,094	795

Total deferred tax assets	4,037	3,150
Less valuation allowance	0	0

Deferred tax assets, net of valuation allowance	4,037	3,150

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	14,712	8,896
Other	193	272

Total deferred tax liabilities	14,905	9,168

Net deferred tax liabilities	$(10,868)	$(6,018)

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

As of September 29, 2012, the total amount of gross unrecognized tax benefits was $2.1 billion, of which $889 million, if recognized, would affect the Company’s effective tax rate. As of September 24, 2011, the total amount of gross unrecognized tax benefits was $1.4 billion, of which $563 million, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2012, 2011, and 2010, is as follows (in millions):

	2012	2011	2010
Beginning Balance	$1,375	$943	$971
Increases related to tax positions taken during a prior year	340	49	61
Decreases related to tax positions taken during a prior year	(107)	(39)	(224)
Increases related to tax positions taken during the current year	467	425	240
Decreases related to settlements with taxing authorities	(3)	0	(102)
Decreases related to expiration of statute of limitations	(10)	(3)	(3)

Ending Balance	$2,062	$1,375	$943

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 29, 2012 and September 24, 2011, the total amount of gross interest and penalties accrued was $401 million and $261 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest expense in 2012 and 2011 of $140 million and $14 million, respectively, and in 2010 the Company recognized an interest benefit of $43 million.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2004 are closed. The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2004 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. The IRS is currently examining the years 2007 through 2009. In addition, the Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 1989 and 2002, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

Dividend and Stock Repurchase Program

In 2012, the Board of Directors of the Company approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends of $2.65 per share. On July 24, 2012, the Board of Directors declared a dividend of $2.65 per share to shareholders of record as of the close of business on August 13, 2012. The Company paid $2.5 billion in conjunction with this dividend on August 16, 2012. No dividends were declared in the first three quarters of 2012 or in 2011 and 2010.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is expected to be executed over a three-year period with the primary objective of neutralizing the impact of dilution from future employee equity grants and employee stock purchase programs. The repurchase program does not obligate the Company to acquire any specific number of shares. In August 2012, the Company entered into a Rule 10b5-1 compliant accelerated share repurchase (“ASR”) program with a financial institution to purchase up to $2 billion of the Company’s common stock during 2013. The total number of shares to be purchased under the ASR program will be based on the volume-weighted average price of the Company’s common stock during the purchase period and will be reflected as a reduction of shares outstanding on the date of purchase. The Company may also purchase its common stock in open market transactions, in compliance with all applicable securities laws.

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

The following table shows the components of AOCI, net of taxes, as of September 29, 2012 and September 24, 2011 (in millions):

	2012	2011
Net unrealized gains/losses on marketable securities	$731	$130
Net unrecognized gains/losses on derivative instruments	(240)	290
Cumulative foreign currency translation	8	23

Accumulated other comprehensive income	$499	$443

The change in fair value of available-for-sale securities included in other comprehensive income was $601 million, $(41) million and $123 million, net of taxes in 2012, 2011 and 2010, respectively. The tax effect related to the change in unrealized gains/losses on available-for-sale securities was $(353) million, $24 million and $(72) million for 2012, 2011 and 2010, respectively.

The following table shows activity in other comprehensive income related to derivatives, net of taxes, held by the Company during 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Change in fair value of derivatives	$(131)	$92	$(180)
Adjustment for net gains/losses realized and included in net income	(399)	450	(73)

Change in unrecognized gains/losses on derivative instruments	$(530)	$542	$(253)

The tax effect related to the changes in fair value of derivatives was $73 million, $(50) million and $97 million for 2012, 2011 and 2010, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to income was $220 million, $(250) million and $43 million for 2012, 2011 and 2010, respectively.

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based equity grants to employees, including executive officers. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. Options granted under the 2003 Plan generally expire seven to ten years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual, semi-annual or quarterly vesting. In general, RSUs granted under the 2003 Plan vest over two to four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to an award granted under the 2003 Plan (other than a stock option or stock appreciation right) reduces the number of shares available for grant under the plan by two shares, whereas shares issued in respect of an option or stock appreciation right count against the number of shares available for grant on a one-for-one basis. All RSUs, other than RSUs held by the Chief Executive Officer, granted under the 2003 Plan have dividend equivalent rights (“DER”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DER are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DER are accumulated and paid when the underlying shares vest. As of September 29, 2012, approximately 37.1 million shares were reserved for future issuance under the 2003 Plan.

1997 Director Stock Plan

The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. All RSUs granted under the Director Plan are entitled to DER. As of September 29, 2012, approximately 184,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2012, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Phillip W. Schiller and Jeffrey E. Williams, and directors William V. Campbell and Arthur D. Levinson had equity trading plans adopted in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or a formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 29, 2012, approximately 2.5 million shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($17,000 for calendar year 2012). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the 401(k) Plan were $114 million, $90 million and $72 million in 2012, 2011 and 2010, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for 2012, 2011, and 2010, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 26, 2009	12,263	$122.52
RSUs granted	6,178	$214.37
RSUs vested	(4,685)	$119.85
RSUs cancelled	(722)	$147.56

Balance at September 25, 2010	13,034	$165.63
RSUs granted	6,667	$312.63
RSUs vested	(4,513)	$168.08
RSUs cancelled	(742)	$189.08

Balance at September 24, 2011	14,446	$231.49
RSUs granted	7,799	$431.35
RSUs vested	(6,305)	$205.27
RSUs cancelled	(935)	$256.01

Balance at September 29, 2012	15,005	$344.87	$10,010

The fair value as of the respective vesting dates of RSUs was $3.3 billion, $1.5 billion and $1.0 billion for 2012, 2011 and 2010, respectively. The majority of RSUs that vested in 2012, 2011 and 2010 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 2.3 million, 1.6 million and 1.8 million for 2012, 2011 and 2010, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $1.2 billion, $520 million and $406 million in 2012, 2011 and 2010, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Option Activity

A summary of the Company’s stock option activity and related information for 2012, 2011, and 2010, is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at September 26, 2009	34,375	$81.17
Options granted	34	$202.00
Options assumed	98	$11.99
Options cancelled	(430)	$136.27
Options exercised	(12,352)	$62.69

Balance at September 25, 2010	21,725	$90.46
Options granted	1	$342.62
Options cancelled	(163)	$128.42
Options exercised	(9,697)	$67.63

Balance at September 24, 2011	11,866	$108.64
Options assumed	41	$30.86
Options cancelled	(25)	$103.22
Options exercised	(5,337)	$84.85

Balance at September 29, 2012	6,545	$127.56	1.9	$3,531

Exercisable at September 29, 2012	6,505	$128.03	1.8	$3,507
Expected to vest after September 29, 2012	40	$51.07	6.7	$24

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $2.3 billion, $2.6 billion and $2.0 billion for 2012, 2011 and 2010, respectively.

Share-based Compensation

Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the BSM option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost as expense on a straight-line basis over the requisite service period.

The Company did not grant any stock options during 2012. The Company granted 1,370 and 34,000 stock options during 2011 and 2010, respectively. The weighted-average grant date fair value per share of stock options granted during 2011 and 2010 was $181.13 and $108.58, respectively.

During 2012 and 2010, in conjunction with certain business combinations, the Company assumed 41,000 and 98,000 stock options, respectively, which had a weighted-average fair value per share of $405.39 and $216.82, respectively. The Company did not assume any stock options during 2011.

The weighted-average fair value of stock purchase rights per share was $108.44, $71.47 and $45.03 during 2012, 2011 and 2010, respectively.

The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Cost of sales	$265	$200	$151
Research and development	668	450	323
Selling, general and administrative	807	518	405

Total share-based compensation expense	$1,740	$1,168	$879

The income tax benefit related to share-based compensation expense was $567 million, $467 million and $314 million for 2012, 2011 and 2010, respectively. As of September 29, 2012, the total unrecognized compensation cost related to outstanding stock options and RSUs was $4.2 billion, which the Company expects to recognize over a weighted-average period of 3.3 years.

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

The following table shows changes in the Company’s accrued warranties and related costs for 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Beginning accrued warranty and related costs	$1,240	$761	$577
Cost of warranty claims	(1,786)	(1,147)	(713)
Accruals for product warranty	2,184	1,626	897

Ending accrued warranty and related costs	$1,638	$1,240	$761

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either September 29, 2012 or September 24, 2011.

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

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources, which subjects the Company to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into various agreements for the supply of components; however there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the markets for mobile communication and media devices and personal computers also compete for various components with other industries that have experienced increased demand for their products. The Company also uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. Under certain of these agreements, which expire between 2012 and 2022, the Company has made prepayments for the future purchase of inventory components and has acquired capital equipment to use in the manufacturing of such components.

As of September 29, 2012, the Company had a total of $4.2 billion of inventory component prepayments outstanding, of which $1.2 billion are classified as other current assets and $3.0 billion are classified as other assets in the Consolidated Balance Sheets. The Company had a total of $2.3 billion of inventory component prepayments outstanding as of September 24, 2011. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. The Company utilized $943 million and $173 million of inventory component prepayments during 2012 and 2011, respectively.

Other Off-Balance Sheet Commitments

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 29, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $4.4 billion, of which $3.1 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $488 million, $338 million and $271 million in 2012, 2011 and 2010, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 29, 2012, are as follows (in millions):

2013	$516
2014	556
2015	542
2016	513
2017	486
Thereafter	1,801

Total minimum lease payments	$4,414

Other Commitments

As of September 29, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.1 billion.

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $988 million as of September 29, 2012, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, certain of which are discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Apple Inc. vs Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics and affiliated parties in the United States District Court, Northern District of California, San Jose Division. Because the award is subject to entry of final judgment and may be subject to appeal, the Company has not recognized the award in its consolidated financial statements for the year ended September 29, 2012.

Note 8 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail. The results of the Americas, Europe, Japan and Asia-Pacific segments do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asian countries, other than Japan. The Retail segment operates Apple retail stores in 13 countries, including the U.S. Each operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. Prior to 2012, the Company allocated to corporate expenses certain costs associated with its high-profile retail stores that have been designed and built to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Beginning in 2012, the Company no longer allocates these costs to corporate expenses and reclassified $102 million and $75 million of such costs from corporate to Retail segment expenses for 2011 and 2010, respectively. The Company does not include intercompany transfers between segments for management reporting purposes.

Segment assets include receivables and inventories, and for the Retail segment also includes capital assets. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, vendor non-trade receivables, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment and therefore are excluded from the geographic segment assets and instead included in corporate assets. Cash payments for capital asset purchases by the Retail segment were $858 million, $612 million and $392 million for 2012, 2011 and 2010, respectively. The Company’s total depreciation and amortization was $3.3 billion, $1.8 billion and $1.0 billion in 2012, 2011 and 2010, respectively, of which $319 million, $273 million and $198 million was related to the Retail segment in the respective years. Depreciation and amortization on segment assets included in the geographic segments was not significant.

The following table shows information by operating segment for 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Americas:
Net sales	$57,512	$38,315	$24,498
Operating income	$23,733	$13,538	$7,590

Europe:
Net sales	$36,323	$27,778	$18,692
Operating income	$15,015	$11,528	$7,524

Japan:
Net sales	$10,571	$5,437	$3,981
Operating income	$5,915	$2,481	$1,846

Asia-Pacific:
Net sales	$33,274	$22,592	$8,256
Operating income	$14,234	$9,587	$3,647

Retail:
Net sales	$18,828	$14,127	$9,798
Operating income	$4,719	$3,242	$2,289

A reconciliation of the Company’s segment operating income to the consolidated financial statements for 2012, 2011, and 2010, is as follows (in millions):

	2012	2011	2010
Segment operating income	$63,616	$40,376	$22,896
Other corporate expenses, net (a)	(6,635)	(5,418)	(3,632)
Share-based compensation expense	(1,740)	(1,168)	(879)

Total operating income	$55,241	$33,790	$18,385

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses.

The following table shows total assets by segment and a reconciliation to the consolidated financial statements as of September 29, 2012 and September 24, 2011 (in millions):

	2012	2011
Segment assets:
Americas	$5,525	$2,782
Europe	3,095	1,520
Japan	1,698	637
Asia-Pacific	2,234	1,710
Retail	2,725	2,151

Total segment assets	15,277	8,800
Corporate assets	160,787	107,571

Total assets	$176,064	$116,371

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2012 and 2011. No single country other than the U.S. accounted for more than 10% of net sales in 2010. There was no single customer that accounted for more than 10% of net sales in 2012, 2011 or 2010. Net sales for 2012,

2011, and 2010 and long-lived assets as of September 29, 2012 and September 24, 2011 are as follows (in millions):

	2012	2011	2010
Net sales:
U.S.	$60,949	$41,812	$28,633
China (a)	22,797	12,472	2,764
Other countries	72,762	53,965	33,828

Total net sales	$156,508	$108,249	$65,225

	2012	2011
Long-lived assets:
U.S.	$6,012	$4,375
China (a)	7,314	2,613
Other countries	2,560	1,090

Total long-lived assets	$15,886	$8,078

(a)	China includes Hong Kong. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Information regarding net sales by product for 2012, 2011, and 2010, is as follows (in millions):

	2012	2011	2010
Mac desktops (a)(i)	$6,040	$6,439	$6,201
Mac portables (b)(i)	17,181	15,344	11,278

Total Mac net sales	23,221	21,783	17,479

iPod(c)(i)	5,615	7,453	8,274
Other music related products and services (d)	8,534	6,314	4,948
iPhone and related products and services (e)(i)	80,477	47,057	25,179
iPad and related products and services (f)(i)	32,424	20,358	4,958
Peripherals and other hardware (g)	2,778	2,330	1,814
Software, service and other net sales (h)	3,459	2,954	2,573

Total net sales	$156,508	$108,249	$65,225

(a)	Includes revenue from iMac, Mac mini and Mac Pro sales.
(b)	Includes revenue from MacBook, MacBook Air and MacBook Pro sales.
(c)	Includes revenue from iPod sales.
(d)	Includes revenue from sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.
(e)	Includes revenue from sales of iPhone, iPhone services, and Apple-branded and third-party iPhone accessories.
(f)	Includes revenue from sales of iPad, iPad services, and Apple-branded and third-party iPad accessories.
(g)	Includes revenue from sales of displays, networking products, and other hardware.
(h)	Includes revenue from sales of Apple-branded and third-party Mac software, and services.
(i)	Includes amortization of related revenue deferred for non-software services and embedded software upgrade rights.

Note 9 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2012 and 2011 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012
Net sales	$35,966	$35,023	$39,186	$46,333
Gross margin	$14,401	$14,994	$18,564	$20,703
Net income	$8,223	$8,824	$11,622	$13,064
Earnings per share:
Basic	$8.76	$9.42	$12.45	$14.03
Diluted	$8.67	$9.32	$12.30	$13.87

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011
Net sales	$28,270	$28,571	$24,667	$26,741
Gross margin	$11,380	$11,922	$10,218	$10,298
Net income	$6,623	$7,308	$5,987	$6,004
Earnings per share:
Basic	$7.13	$7.89	$6.49	$6.53
Diluted	$7.05	$7.79	$6.40	$6.43

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 29, 2012 and September 24, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 29, 2012 and September 24, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 31, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Apple Inc. and our report dated October 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 31, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 29, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 29, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Effective October 29, 2012, Scott Forstall, the Company’s Senior Vice President of Mobile Software, has transitioned from that position into a new role as Special Advisor to the Chief Executive Officer.

Effective October 30, 2012, the Company appointed Peter Oppenheimer as the Principal Accounting Officer of the Company. Mr. Oppenheimer also serves as the Company’s Senior Vice President, Chief Financial Officer and is the Company’s Principal Financial Officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after September 29, 2012 in connection with the solicitation of proxies for the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2012” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after September 29, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after September 29, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after September 29, 2012 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after September 29, 2012 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook TIMOTHY D. COOK	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2012

/s/ Peter Oppenheimer PETER OPPENHEIMER	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2012

/s/ William V. Campbell WILLIAM V. CAMPBELL	Director	October 31, 2012

/s/ Millard S. Drexler MILLARD S. DREXLER	Director	October 31, 2012

/s/ Al Gore AL GORE	Director	October 31, 2012

/s/ Robert A. Iger ROBERT A. IGER	Director	October 31, 2012

/s/ Andrea Jung ANDREA JUNG	Director	October 31, 2012

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 31, 2012

/s/ Ronald D. Sugar RONALD D. SUGAR	Director	October 31, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	3.1	6/27/09

3.2	Amended Bylaws of the Registrant, as of April 20, 2011.	10-Q	3.2	3/26/11

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through May 24, 2012.	10-Q	10.3	6/30/12

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.