Form 10-Q
period 2012-12-29
APPLE INC
filed 2013-01-24
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

or

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

939,058,000 shares of common stock issued and outstanding as of January 11, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	$54,512	$46,333
Cost of sales	33,452	25,630

Gross margin	21,060	20,703

Operating expenses:
Research and development	1,010	758
Selling, general and administrative	2,840	2,605

Total operating expenses	3,850	3,363

Operating income	17,210	17,340
Other income/(expense), net	462	137

Income before provision for income taxes	17,672	17,477

Provision for income taxes	4,594	4,413

Net income	$13,078	$13,064

Earnings per share:
Basic	$13.93	$14.03
Diluted	$13.81	$13.87

Shares used in computing earnings per share:
Basic	938,916	931,041
Diluted	947,217	941,572

Cash dividends declared per common share	$2.65	$0

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended
	December 29, 2012	December 31, 2011

Net income	$13,078	$13,064

Other comprehensive income/(loss):

Change in foreign currency translation, net of tax	(26)	(6)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	146	87
Adjustment for net (gains)/losses realized and included in net income, net of tax	112	(154)

Total change in unrecognized gains/losses on derivative instruments	258	(67)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(66)	27
Adjustment for net (gains)/losses realized and included in net income, net of tax	(53)	(13)

Total change in unrealized gains/losses on marketable securities, net of tax	(119)	14

Total other comprehensive income/(loss)	113	(59)

Total comprehensive income	$13,191	$13,005

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands)

	December 29, 2012	September 29, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$16,154	$10,746
Short-term marketable securities	23,666	18,383
Accounts receivable, less allowances of $119 and $98, respectively	11,598	10,930
Inventories	1,455	791
Deferred tax assets	2,895	2,583
Vendor non-trade receivables	9,936	7,762
Other current assets	6,644	6,458

Total current assets	72,348	57,653

Long-term marketable securities	97,292	92,122
Property, plant and equipment, net	15,422	15,452
Goodwill	1,381	1,135
Acquired intangible assets, net	4,462	4,224
Other assets	5,183	5,478

Total assets	$196,088	$176,064

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$26,398	$21,175
Accrued expenses	13,207	11,414
Deferred revenue	7,274	5,953

Total current liabilities	46,879	38,542

Deferred revenue - non-current	2,938	2,648
Other non-current liabilities	18,925	16,664

Total liabilities	68,742	57,854

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 938,973 and 939,208 shares issued and outstanding, respectively	17,167	16,422
Retained earnings	109,567	101,289
Accumulated other comprehensive income	612	499

Total shareholders’ equity	127,346	118,210

Total liabilities and shareholders’ equity	$196,088	$176,064

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended
	December 29, 2012	December 31, 2011
Cash and cash equivalents, beginning of the period	$10,746	$9,815

Operating activities:
Net income	13,078	13,064
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	1,588	721
Share-based compensation expense	545	420
Deferred income tax expense	1,179	1,456
Changes in operating assets and liabilities:
Accounts receivable, net	(668)	(3,561)
Inventories	(664)	(460)
Vendor non-trade receivables	(2,174)	(1,206)
Other current and non-current assets	413	(962)
Accounts payable	6,145	4,314
Deferred revenue	1,611	1,296
Other current and non-current liabilities	2,373	2,472

Cash generated by operating activities	23,426	17,554

Investing activities:
Purchases of marketable securities	(37,192)	(40,175)
Proceeds from maturities of marketable securities	3,460	3,038
Proceeds from sales of marketable securities	23,002	21,472
Payments made in connection with business acquisitions, net	(284)	0
Payments for acquisition of property, plant and equipment	(2,317)	(1,321)
Payments for acquisition of intangible assets	(138)	(108)
Other	(52)	(34)

Cash used in investing activities	(13,521)	(17,128)

Financing activities:
Proceeds from issuance of common stock	76	91
Excess tax benefits from equity awards	404	333
Dividends and dividend equivalent rights paid	(2,493)	0
Repurchase of common stock	(1,950)	0
Taxes paid related to net share settlement of equity awards	(534)	(355)

Cash (used in)/generated by financing activities	(4,497)	69

Increase in cash and cash equivalents	5,408	495

Cash and cash equivalents, end of the period	$16,154	$10,310

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$1,890	$1,474

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac, and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2012, included in its Annual Report on Form 10-K (the “2012 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2013 will include 52 weeks, whereas fiscal year 2012 included 53 weeks. An additional week was included in the first quarter of 2012 to realign the Company’s fiscal quarters more closely to calendar quarters. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.

During the first quarter of 2013, the Company adopted amended accounting standards that change the presentation of comprehensive income. These standards increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI; accordingly, the adoption had no impact on the Company’s financial position or results of operations.

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

The following table shows the computation of basic and diluted earnings per share for the three months ended December 29, 2012 and December 31, 2011 (in thousands, except net income in millions and per share amounts):

	Three Months Ended
	December 29, 2012	December 31, 2011
Numerator:
Net income	$13,078	$13,064

Denominator:
Weighted-average shares outstanding	938,916	931,041
Effect of dilutive securities	8,301	10,531

Weighted-average diluted shares	947,217	941,572

Basic earnings per share	$13.93	$14.03
Diluted earnings per share	$13.81	$13.87

Potentially dilutive securities representing 3.7 million shares of common stock for the three months ended December 29, 2012, were excluded from the computation of diluted earnings per common share because their effect would have been antidilutive. The number of potentially dilutive securities excluded from the computation of diluted earnings per common share because their effect would have been antidilutive was not significant for the three months ended December 31, 2011.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of December 29, 2012 and September 29, 2012 (in millions):

	December 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$7,080	$0	$0	$7,080	$7,080	$0	$0

Level 1 (a):
Money market funds	3,666	0	0	3,666	3,666	0	0
Mutual funds	3,682	27	(45)	3,664	0	3,664	0

Subtotal	7,348	27	(45)	7,330	3,666	3,664	0

Level 2 (b):
U.S. Treasury securities	22,890	21	(2)	22,909	1,335	6,427	15,147
U.S. agency securities	20,658	45	(3)	20,700	1,592	3,478	15,630
Non-U.S. government securities	4,684	186	(3)	4,867	63	741	4,063
Certificates of deposit and time deposits	2,370	1	0	2,371	1,384	224	763
Commercial paper	2,079	0	0	2,079	906	1,029	144
Corporate securities	49,390	554	(15)	49,929	117	7,407	42,405
Municipal securities	6,053	58	(7)	6,104	11	695	5,398
Mortgage- and asset-backed securities	13,696	59	(12)	13,743	0	1	13,742

Subtotal	121,820	924	(42)	122,702	5,408	20,002	97,292

Total	$136,248	$951	$(87)	$137,112	$16,154	$23,666	$97,292

	September 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$3,109	$0	$0	$3,109	$3,109	$0	$0

Level 1 (a):
Money market funds	1,460	0	0	1,460	1,460	0	0
Mutual funds	2,385	79	(2)	2,462	0	2,462	0

Subtotal	3,845	79	(2)	3,922	1,460	2,462	0

Level 2 (b):
U.S. Treasury securities	20,088	21	(1)	20,108	2,608	3,525	13,975
U.S. agency securities	19,540	58	(1)	19,597	1,460	1,884	16,253
Non-U.S. government securities	5,483	183	(2)	5,664	84	1,034	4,546
Certificates of deposit and time deposits	2,189	2	0	2,191	1,106	202	883
Commercial paper	2,112	0	0	2,112	909	1,203	0
Corporate securities	46,261	568	(8)	46,821	10	7,455	39,356
Municipal securities	5,645	74	0	5,719	0	618	5,101
Mortgage- and asset-backed securities	11,948	66	(6)	12,008	0	0	12,008

Subtotal	113,266	972	(18)	114,220	6,177	15,921	92,122

Total	$120,220	$1,051	$(20)	$121,251	$10,746	$18,383	$92,122

(a)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(b)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The net unrealized gains as of December 29, 2012 and September 29, 2012 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three months ended December 29, 2012 and December 31, 2011. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of December 29, 2012 and September 29, 2012, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of December 29, 2012, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended December 29, 2012 and December 31, 2011, the Company did not recognize any significant impairment charges.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in OCI as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

The Company’s net deferred gain associated with cash flow hedges was not significant as of December 29, 2012. The Company had a net deferred loss associated with cash flow hedges of $240 million, net of taxes, recorded in AOCI as of September 29, 2012. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. The majority of the Company’s hedged transactions as of December 29, 2012 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 29, 2012 and December 31, 2011.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of December 29, 2012 and September 29, 2012, respectively. The ineffective portions of and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three months ended December 29, 2012 and December 31, 2011, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 29, 2012 and September 29, 2012 (in millions):

	December 29, 2012		September 29, 2012
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$33,012	$455	$41,970	$140

Instruments not designated as accounting hedges:
Foreign exchange contracts	$31,241	$184	$13,403	$12

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of December 29, 2012, the Company posted $78 million of cash collateral and received $222 million of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as other current assets and accrued expenses in the Condensed Consolidated Balance Sheet, respectively. As of September 29, 2012, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $278 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of December 29, 2012 or September 29, 2012.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 29, 2012 and September 29, 2012 (in millions):

	December 29, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$449	$184	$633

Derivative liabilities (b):
Foreign exchange contracts	$275	$232	$507

	September 29, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$138	$12	$150

Derivative liabilities (b):
Foreign exchange contracts	$516	$41	$557

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three months ended December 29, 2012 and December 31, 2011 (in millions):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	December 29, 2012	December 31, 2011	December 29, 2012 (a)	December 31, 2011 (b)	Location	December 29, 2012	December 31, 2011
Cash flow hedges:
Foreign exchange contracts	$205	$135	$(159)	$238	Other income and expense	$9	$(69)
Net investment hedges:
Foreign exchange contracts	36	7	0	0	Other income and expense	0	1

Total	$241	$142	$(159)	$238		$9	$(68)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(9) million and $(150) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended December 29, 2012. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended December 29, 2012.

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

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. There were no customers that accounted for 10% or more of the Company’s trade receivables as of December 29, 2012. As of September 29, 2012, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 14% and the other 10%. The Company’s cellular network carriers accounted for 58% and 66% of trade receivables as of December 29, 2012 and September 29, 2012, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from three of the Company’s vendors accounted for 43%, 17% and 16% of total non-trade receivables as of December 29, 2012 and three of the Company’s vendors accounted for 45%, 21% and 12% of total non-trade receivables as of September 29, 2012.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 29, 2012 and September 29, 2012 (in millions):

Property, Plant and Equipment

	December 29, 2012	September 29, 2012
Land and buildings	$2,627	$2,439
Machinery, equipment and internal-use software	16,994	15,984
Leasehold improvements	3,593	3,464

Gross property, plant and equipment	23,214	21,887
Accumulated depreciation and amortization	(7,792)	(6,435)

Net property, plant and equipment	$15,422	$15,452

Accrued Expenses

	December 29, 2012	September 29, 2012
Accrued warranty and related costs	$2,310	$1,638
Accrued taxes	1,993	1,535
Deferred margin on component sales	1,593	1,492
Accrued marketing and selling expenses	815	910
Accrued compensation and employee benefits	750	735
Other current liabilities	5,746	5,104

Total accrued expenses	$13,207	$11,414

Non-Current Liabilities

	December 29, 2012	September 29, 2012
Deferred tax liabilities	$15,654	$13,847
Other non-current liabilities	3,271	2,817

Total other non-current liabilities	$18,925	$16,664

Note 4 – Income Taxes

As of December 29, 2012, the Company recorded gross unrecognized tax benefits of $2.2 billion, of which $963 million, if recognized, would affect the Company’s effective tax rate. As of September 29, 2012, the total amount of gross unrecognized tax benefits was $2.1 billion, of which $889 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $444 million and $401 million of gross interest and penalties accrued as of December 29, 2012 and September 29, 2012, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Dividend and Stock Repurchase Program

Subject to declaration by the Board of Directors, the Company plans to pay quarterly dividends of $2.65 per share. On October 25, 2012, the Board of Directors declared a dividend of $2.65 per share to shareholders of record as of the close of business on November 12, 2012. The Company paid $2.5 billion in conjunction with this dividend on November 15, 2012.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is authorized through 2015 with the primary objective of neutralizing the impact of dilution from future employee equity grants and employee stock purchases under the Company’s equity plans. The repurchase program does not obligate the Company to acquire any specific number of shares.

In August 2012, the Company entered into an accelerated share repurchase program (“ASR”) with a financial institution to purchase up to $1.95 billion of the Company’s common stock in 2013. In exchange for an up-front payment of $1.95 billion, the financial institution committed to deliver a number of shares during the ASR’s purchase period, which ends later in 2013. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during that period. In the first quarter of 2013, 2,582,782 shares were initially delivered to the Company. This does not represent the final number of shares to be delivered under the ASR. These shares were retired and accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet. The Company accounted for the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

Accumulated Other Comprehensive Income

The following table shows the components of AOCI, net of taxes, as of December 29, 2012 and September 29, 2012 (in millions):

	December 29, 2012	September 29, 2012
Net unrealized gains/losses on marketable securities	$612	$731
Net unrecognized gains/losses on derivative instruments	18	(240)
Cumulative foreign currency translation	(18)	8

Accumulated other comprehensive income	$612	$499

Equity Awards

A summary of the Company’s RSU activity and related information for the three months ended December 29, 2012, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	15,005	$344.87
RSUs granted	3,691	$600.62
RSUs vested	(2,461)	$249.09
RSUs cancelled	(316)	$422.80

Balance at December 29, 2012	15,919	$417.42	$8,112

RSUs that vested during the three months ended December 29, 2012 and December 31, 2011 had a fair value of $1.5 billion and $1.0 billion, respectively, as of the vesting date.

A summary of the Company’s stock option activity and related information for the three months ended December 29, 2012, is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	6,545	$127.56
Options assumed	29	$210.08
Options cancelled	(2)	$114.09
Options exercised	(754)	$107.11

Balance at December 29, 2012	5,818	$130.63	1.7	$2,205

Exercisable at December 29, 2012	5,775	$130.79	1.6	$2,188
Expected to vest after December 29, 2012	43	$108.65	7.9	$17

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $347 million and $457 million for the three-months ended December 29, 2012 and December 31, 2011, respectively.

The Company had approximately 30.6 million shares reserved for future issuance under the Company’s stock plans as of December 29, 2012. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

Share-based Compensation

Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost as expense on a straight-line basis over the requisite service period.

The Company did not grant any stock options during the three months ended December 29, 2012 and December 31, 2011. The weighted-average fair value of stock purchase rights per share was $136.84 and $88.72 during the three months ended December 29, 2012 and December 31, 2011, respectively.

In conjunction with certain business combinations, the Company assumed 29,000 stock options with a weighted-average fair value per share of $407.80 during the three months ended December 29, 2012.

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 29, 2012 and December 31, 2011 (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Cost of sales	$85	$63
Research and development	224	160
Selling, general and administrative	236	197

Total share-based compensation expense	$545	$420

The income tax benefit related to share-based compensation expense was $214 million and $145 million for the three months ended December 29, 2012 and December 31, 2011, respectively. As of December 29, 2012, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $5.6 billion, which the Company expects to recognize over a weighted-average period of 3.4 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the three months ended December 29, 2012, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, and Jeffrey E. Williams, and director Arthur D. Levinson had equity trading plans adopted in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 29, 2012 and December 31, 2011 (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Beginning accrued warranty and related costs	$1,638	$1,240
Cost of warranty claims	(686)	(401)
Accruals for product warranty	1,358	837

Ending accrued warranty and related costs	$2,310	$1,676

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either December 29, 2012 or September 29, 2012.

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

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. Under certain of these agreements, which expire between 2013 and 2022, the Company has made prepayments for the future purchase of inventory components and has acquired capital equipment to use in the manufacturing of such components.

As of December 29, 2012, the Company had a total of $3.9 billion of inventory component prepayments outstanding, of which $1.3 billion are classified as other current assets and $2.6 billion are classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $4.2 billion of inventory component prepayments outstanding as of September 29, 2012. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. The Company utilized $323 million of inventory component prepayments during the first quarter of 2013.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 29, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $4.5 billion, of which $3.2 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 29, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $18.9 billion.

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $904 million as of December 29, 2012, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, certain of which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Apple Inc. v. Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd and affiliated parties in the United States District Court, Northern District of California, San Jose Division. Because the award is subject to entry of final judgment and may be subject to appeal, the Company has not recognized the award in its results of operations.

VirnetX, Inc. v. Apple Inc. et al.

On August 11, 2010, VirnetX, Inc. filed an action against the Company alleging that certain of its products infringed on four patents relating to network communications technology. On November 6, 2012, a jury returned a verdict against the Company, and awarded damages of $368 million. The Company is challenging the verdict, believes it has valid defenses and has not recorded a loss accrual at this time.

Note 7 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Prior to 2013, the Company’s reportable operating segments consisted of the Americas, Europe, Japan, Asia-Pacific and Retail. In 2013, the Company established a new reportable operating segment, Greater China, which was previously included in the Asia-Pacific segment. Segment data for prior periods has been reclassified to reflect establishment of the Greater China segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than Japan and those countries included in the Greater China segment. The Retail segment operates Apple retail stores in 13 countries, including the U.S. The results of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific segments do not include results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2012 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs and certain manufacturing period expenses. Prior to 2013, the Company did not allocate certain manufacturing costs and variances, including costs related to product tooling and manufacturing process equipment, to its operating segments and instead included these costs and variances in other corporate expenses. In 2013, the Company began allocating these costs and variances to its operating segments and as a result reclassified a total of $49 million from corporate expenses to its operating segments for the three months ended December 31, 2011. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by operating segment for the three months ended December 29, 2012 and December 31, 2011 (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Americas:
Net sales	$20,341	$17,714
Operating income	$7,349	$7,233

Europe:
Net sales	$12,464	$11,256
Operating income	$4,409	$4,663

Greater China:
Net sales	$6,830	$4,080
Operating income	$2,544	$1,706

Japan:
Net sales	$4,443	$3,550
Operating income	$2,260	$1,989

Rest of Asia Pacific:
Net sales	$3,993	$3,617
Operating income	$1,335	$1,593

Retail:
Net sales	$6,441	$6,116
Operating income	$1,557	$1,851

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three months ended December 29, 2012 and December 31, 2011 is as follows (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Segment operating income	$19,454	$19,035
Share-based compensation expense	(545)	(420)
Other corporate expenses, net	(1,699)	(1,275)

Total operating income	$17,210	$17,340

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 (the “2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and Mac OS X® operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, iBookstore™, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers; small and mid-sized businesses; and education, enterprise and government customers.

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

Products

A detailed discussion of the Company’s products may be found in Part I, Item 1, “Business,” of the Company’s 2012 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2012 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation and impairment of marketable securities, inventory valuation and valuation of manufacturing-related assets and estimated purchase commitment cancellation fees, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

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

Inventory Valuation and Valuation of Manufacturing-Related Assets and Estimated Purchase Commitment Cancellation Fees

The Company must order components for its products and build inventory in advance of product shipments and has invested in manufacturing process equipment, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.

The industries in which the Company competes are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. In certain circumstances the Company may be required to record additional write-downs of inventory, inventory prepayments and/or manufacturing-related capital assets. These circumstances include future demand or market conditions for the Company’s products being less favorable than forecasted, unforeseen technological changes or changes to the Company’s product development plans that negatively impact the utility of any of these assets, or significant deterioration in the financial condition of one or more of the Company’s suppliers that hold any of the Company’s manufacturing process equipment or to whom the Company has made an inventory prepayment. Such write-downs would adversely affect the Company’s results of operations in the period when the write-downs were recorded.

The Company records accruals for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, if the Company’s product development plans change, or if there is an unanticipated change in technological requirements for any of the Company’s products, then the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees are identified and recorded.

Warranty Costs

The Company provides for the estimated cost of warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s results of operations.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 6, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, the Company is subject to various legal proceedings and claims, including those that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Net Sales

The following table shows net sales by operating segment and net sales and unit sales by product during the three months ended December 29, 2012 and December 31, 2011 (in millions, except unit sales in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011	Change
Net Sales by Operating Segment:
Americas	$20,341	$17,714	15%
Europe	12,464	11,256	11%
Greater China (a)	6,830	4,080	67%
Japan	4,443	3,550	25%
Rest of Asia Pacific	3,993	3,617	10%
Retail	6,441	6,116	5%

Total net sales	$54,512	$46,333	18%

Net Sales by Product:
iPhone (b)	$30,660	$23,950	28%
iPad (b)	10,674	8,769	22%
Mac (b)	5,519	6,598	(16)%
iPod (b)	2,143	2,528	(15)%
iTunes, Software and Services (c)	3,687	3,020	22%
Accessories (d)	1,829	1,468	25%

Total net sales	$54,512	$46,333	18%

Unit Sales by Product:
iPhone	47,789	37,044	29%
iPad	22,860	15,434	48%
Mac	4,061	5,198	(22)%
iPod	12,679	15,397	(18)%

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBookstore, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An extra week is added to the Company’s first quarter approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. A 14th week was added to the first quarter of 2012, while the first quarter of 2013 spanned only 13 weeks. Inclusion of the 14th week increased the Company’s overall net sales and operating expenses for the first quarter of 2012.

Despite the lack of a 14th week in the first quarter of 2013, net sales increased $8.2 billion or 18% compared to the first quarter of 2012. Several factors contributed positively to this increase:

•

iPhone net sales were $30.7 billion in the first quarter of 2013 representing an increase of $6.7 billion or 28% compared to the first quarter of 2012. iPhone unit sales totaled 47.8 million in the first quarter of 2013, which represents an increase of 10.7 million units or 29% compared to the same period in 2012. iPhone year-over-year growth reflects strong demand for iPhone in all of the Company’s operating segments primarily due to the launch of iPhone 5 beginning in September 2012 and strong ongoing demand for iPhone 4 and 4S. Net sales of iPhone accounted for 56% of the Company’s total net sales for the first quarter of 2013 compared to 52% in the first quarter of 2012.

•

iPad net sales were $10.7 billion in the first quarter of 2013 representing an increase of $1.9 billion or 22% compared to the first quarter of 2012. Unit sales of iPad were 22.9 million during the first quarter of 2013, an increase of 48% compared to the same period in 2012. The year-over-year increase in net sales and unit sales was driven by strong demand for iPad in all of the Company’s operating segments as a result of the launch of iPad mini and the fourth generation iPad with Retina® display in the first quarter of 2013. The year-over-year growth rate of iPad unit sales was higher than the growth rate of iPad net sales during the first quarter of 2013 due to a reduction in average selling prices as a result of a shift in product mix toward lower-priced iPad models, including iPad mini. Net sales of iPad accounted for 20% of the Company’s total net sales in the first quarter of 2013 compared to 19% in the first quarter of 2012.

•

Net sales for iTunes, software and services were $3.7 billion in the first quarter of 2013 representing an increase of $667 million or 22% compared to the first quarter of 2012. This increase was due primarily to growth of iTunes which generated total net sales of $2.1 billion for the first quarter of 2013. iTunes growth reflects continued growth in the installed base of iOS devices and expanded iTunes digital content and applications offerings around the world, resulting in higher net sales on the App Store and higher net sales of digital content. Net sales of iTunes, software and services accounted for 7% of the Company’s total net sales for both the first quarter of 2013 and 2012, respectively.

The following factors contributed to the partial offset of the overall increase in net sales in the first quarter of 2013 compared to the same quarter in 2012:

•

Mac net sales were $5.5 billion in the first quarter of 2013 representing a decrease of $1.1 billion or 16% compared to the first quarter of 2012. Mac unit sales decreased by 1.1 million or 22% in the first quarter of 2013 compared to the same period in 2012. Declines in Mac net sales and Mac unit sales were experienced to some extent in all of the Company’s operating segments and reflect overall declines in unit sales of both desktop and portable systems. Mac sales were negatively impacted during the first quarter of 2013 by a number of factors including supply constraints through the end of the quarter on the Company’s new iMac models that were announced in October 2012 but did not ship until the final month of the quarter; one less week in the first quarter of 2013 compared to the first quarter of 2012; and the overall weakness in the market for personal computers. Net sales of Mac declined to 10% of the Company’s total net sales in the first quarter of 2013 compared to 14% in the first quarter of 2012.

•

iPod net sales were $2.1 billion in the first quarter of 2013 representing a decrease of $385 million or 15% compared to the first quarter of 2012. Unit sales of iPods decreased by 18% during the first quarter of 2013 compared to the same period in 2012. Net sales of iPods accounted for 4% of the Company’s total net sales for the first quarter of 2013 compared to 5% in the first quarter of 2012.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. Prior to 2013, the Company’s reportable operating segments consisted of the Americas, Europe, Japan, Asia-Pacific and Retail. In 2013, the Company established a new reportable operating segment, Greater China, which was previously included in the Asia-Pacific segment. Segment data for prior periods has been reclassified to reflect establishment of the Greater China segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than Japan and those countries included in the Greater China segment. The Retail segment operates Apple retail stores in 13 countries, including the U.S. The results of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific segments do not include results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 7, “Segment Information and Geographic Data” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Americas

Net sales in the Americas segment increased $2.6 billion or 15% during the first quarter of 2013 compared to the first quarter of 2012. The growth in net sales during the first quarter of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5, increased demand for iPad following the launch of iPad mini and the fourth generation iPad with Retina display in the first quarter of 2013, and higher sales from iTunes. These increases were partially offset by decreases in net sales of Mac and iPod. The Americas segment represented 37% and 38% of the Company’s total net sales in the first quarter of 2013 and 2012, respectively.

Europe

Net sales in the Europe segment increased $1.2 billion or 11% during the first quarter of 2013 compared to the first quarter of 2012. The growth in net sales during the first quarter of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5 and increased demand for iPad following the launch of iPad mini and the fourth generation iPad in the first quarter of 2013, and higher sales from iTunes. These increases were partially offset by decreases in net sales of Mac and iPod. Net sales in the Europe segment continue to be negatively impacted by the region’s uncertain economic conditions. The Europe segment represented 23% and 24% of the Company’s total net sales in the first quarter of 2013 and 2012, respectively.

Greater China

Net sales in the Greater China segment increased $2.8 billion or 67% during the first quarter of 2013 compared to the first quarter of 2012. The growth in net sales during the first quarter of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5 and increased demand for iPad, partially offset by decreases in net sales of Mac and iPod. The Greater China segment grew to 13% of the Company’s total net sales for the first quarter of 2013 compared to 9% during the first quarter of 2012.

Japan

Net sales in the Japan segment increased $893 million or 25% during the first quarter of 2013 compared to the first quarter of 2012. The growth in net sales was mainly due to increased demand for iPhone following the launch of iPhone 5 and higher sales from iTunes. The Japan segment represented 8% of the Company’s total net sales in both the first quarter of 2013 and 2012.

Rest of Asia Pacific

Net sales in the Rest of Asia Pacific segment increased $376 million or 10% during the first quarter of 2013 compared to the first quarter of 2012. The growth in net sales during the first quarter of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5 and strong demand for iPad, partially offset by decreases in net sales of Mac and iPod. The Rest of Asia Pacific segment represented 7% and 8% of the Company’s total net sales for the first quarter of 2013 and 2012, respectively.

Retail

Net sales in the Retail segment increased $325 million or 5% during the first quarter of 2013 compared to the first quarter of 2012. The growth in net sales during the first quarter of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5 and strong demand for iPad following the launch of iPad mini and the fourth generation iPad. The growth rate of the Retail segment was somewhat lower than the Company’s overall growth rate primarily as a result of expanded third-party distribution of iPhone and iPad. The Company opened 11 new retail stores during the first quarter of 2013, 10 of which were outside the United States, ending the quarter with 401 stores open compared to 361 stores at the end of the first quarter of 2012. With an average of 396 and 358 stores opened during the first quarter of 2013 and 2012, respectively, average revenue per store decreased to $16.3 million in the first quarter of 2013, compared to $17.1 million in the first quarter of 2012. However, given the 14th week added to the first quarter of 2012, revenue per store on a per week basis increased 3% during the first quarter of 2013 compared to the first quarter of 2012. The Retail segment represented 12% and 13% of the Company’s total net sales in the first quarter of 2013 and 2012, respectively.

The Retail segment reported operating income of $1.6 billion during the first quarter of 2013 as compared to $1.9 billion during the first quarter of 2012. The year-over-year decrease in Retail operating income during the first quarter of 2013 was primarily attributable to an overall decline in the segment’s gross margin percentage similar to that experienced by the Company overall that was only partially offset by the relatively modest increase in the Retail segment’s net sales. As of December 29, 2012, the Retail segment had approximately 44,700 full-time equivalent employees.

Gross Margin

Gross margin for the three months ended December 29, 2012 and December 31, 2011 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	$54,512	$46,333
Cost of sales	33,452	25,630

Gross margin	$21,060	$20,703

Gross margin percentage	38.6%	44.7%

The gross margin percentage in the first quarter of 2013 was 38.6% compared to 44.7% in the first quarter of 2012. The year-over-year decrease in gross margin during the first quarter of 2013 was driven by multiple factors including introduction of new versions of existing products with higher cost structures and flat or reduced pricing, introduction of iPad mini with gross margin significantly below the Company’s average product margins, price reductions on certain existing products, and the impact of the significant number of product introductions during the quarter on product transition costs. These factors were partially offset by a higher mix of iPhone during the first quarter of 2013.

The Company expects its gross margin percentage to be lower in 2013 than experienced in 2012, and the Company anticipates gross margin to be between 37.5% and 38.5% during the second quarter of 2013. The lower gross margin expected in 2013 is largely due to anticipation of a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and anticipated component cost and other cost increases. Future strengthening of the U.S. dollar could further negatively impact gross margin.

The foregoing statements regarding the Company’s expected gross margin percentage in 2013 and the second quarter of 2013 are forward-looking and could differ from actual results because of several factors including, but not limited to, those set forth below in Part II, Item 1A, “Risk Factors” of this Form 10-Q and those described in this paragraph. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential increases in the cost of components, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three months ended December 29, 2012 and December 31, 2011, were as follows (in millions, except for percentages):

	Three Months Ended
	December 29, 2012	December 31, 2011
Research and development expense	$1,010	$758
Percentage of net sales	1.9%	1.6%
Selling, general and administrative expense	$2,840	$2,605
Percentage of net sales	5.2%	5.6%
Total operating expenses	$3,850	$3,363
Percentage of net sales	7.1%	7.3%

Research and Development (“R&D”) Expense

R&D expense increased 33% or $252 million to $1.0 billion in the first quarter of 2013 compared to $758 million in the first quarter of 2012. This increase was due primarily to an increase in headcount and related expenses to support expanded R&D activities.

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

Selling, General and Administrative (“SG&A”) Expense

SG&A expense increased $235 million or 9% to $2.8 billion in the first quarter of 2013 compared to $2.6 billion in the first quarter of 2012. The year-over-year increase in SG&A expense was due primarily to increases in overall headcount and related expenses, higher spending on professional services, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Other income and expense for the three months ended December 29, 2012 and December 31, 2011, was as follows (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Interest and dividend income	$421	$228
Other income/(expense), net	41	(91)

Total other income/(expense), net	$462	$137

Total other income and expense increased by $325 million during the first quarter of 2013 compared to the first quarter of 2012. The increase in other income and expense during the first quarter of 2013 as compared to the first quarter of 2012 was due primarily to higher interest and dividend income on the Company’s higher cash, cash equivalents and marketable securities balances and lower premium expenses on foreign exchange contracts. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.07% and 1.02% in the first quarter of 2013 and 2012, respectively.

Provision for Income Taxes

The Company’s effective tax rate during the first quarter of 2013 was 26.0% compared with 25.3% for the first quarter of 2012. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the first quarter of 2013 as compared to the same quarter of 2012 is due primarily to a lower proportion of foreign earnings in the current year.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 29, 2012 and September 29, 2012 (in millions):

	December 29, 2012	September 29, 2012
Cash, cash equivalents and marketable securities	$137,112	$121,251
Accounts receivable, net	$11,598	$10,930
Inventories	$1,455	$791
Working capital	$25,469	$19,111

As of December 29, 2012, the Company had $137.1 billion in cash, cash equivalents and marketable securities, an increase of $15.9 billion from September 29, 2012. The principal component of this net increase was the cash generated by operating activities of $23.4 billion, which was partially offset by payments made for acquisition of property, plant and equipment and intangible assets of $2.5 billion, cash used to pay dividends and dividend equivalent rights of $2.5 billion and cash paid under the Company’s accelerated share repurchase program of $1.95 billion.

The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss. As of December 29, 2012 and September 29, 2012, $94.2 billion and $82.6 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, common stock repurchases, dividends on its common stock, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $1.4 billion during the first quarter of 2013 consisting of $82 million for retail store facilities and $1.3 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first quarter of 2013 were $2.3 billion.

The Company anticipates utilizing approximately $10 billion for capital expenditures during 2013, including approximately $850 million for retail store facilities and approximately $9.15 billion for other capital expenditures, including for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2013, the Company expects to open approximately 30 new retail stores, with approximately three-quarters located outside of the U.S.

Dividend and Stock Repurchase Program

Subject to declaration by the Board of Directors, the Company plans to pay quarterly dividends of $2.65 per share for a total of approximately $2.5 billion each quarter.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is authorized through 2015 with the primary objective of neutralizing the impact of dilution from future employee equity grants and employee stock purchases under the Company’s equity plans. The repurchase program does not obligate the Company to acquire any specific number of shares. The Company anticipates that it will utilize approximately $45 billion of domestic cash to pay dividends, repurchase shares, and to remit withheld taxes related to net share settlement of restricted stock units in the first three years of the dividend and stock repurchase programs. The Company anticipates the cash used for future dividends and the repurchase program will come primarily from current domestic cash and from on-going U.S. operating activities and the cash generated from such activities.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 29, 2012, the Company’s total future minimum lease payments under noncancelable operating leases were $4.5 billion, of which $3.2 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 29, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $18.9 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $904 million as of December 29, 2012, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 29, 2012, the Company had non-current deferred tax liabilities of $15.7 billion. Additionally, as of December 29, 2012, the Company had gross unrecognized tax benefits of $2.2 billion and an additional $444 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of December 29, 2012 or September 29, 2012.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2012 Form 10-K have not changed materially for the first three months of 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 29, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factors “The Company is frequently involved in intellectual property litigation, and could be found to have infringed on intellectual property rights” and “The Company could be impacted by unfavorable results of legal proceedings” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2013 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

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

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (the “DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. The DOJ’s complaint asserts, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company filed a response to the DOJ complaint in late May 2012, denying the DOJ’s allegations, and it intends to vigorously contest the lawsuit. The lawsuit is now in discovery, with an initial trial date set for June 2013. Four of the five publishers have reached a settlement with the DOJ, which required the publishers to terminate their agreements with the Company and renegotiate new agreements pursuant to the terms of their settlement with the DOJ. Three of the settlements have been approved by the District Court and the fourth settlement is pending approval.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2012 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; and failure of derivative counterparties and other financial institutions. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has entered the mobile communications and media device markets, and some of its competitors in these markets have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

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

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into various agreements for the supply of components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from global economic conditions on the Company’s suppliers, described in “Global economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases. The Company expects its gross margin percentage to be lower in 2013 than experienced in 2012. The lower gross margin expected in 2013 is largely due to anticipation of a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and anticipated component cost and other cost increases. Future strengthening of the U.S. dollar could further negatively impact gross margin.

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

The Company has invested in manufacturing process equipment, much of which is held at certain of its outsourcing partners, and has made prepayments to certain of its suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if these outsourcing partners or suppliers experience severe financial problems or other disruptions in their business, the net realizable value of these assets could be negatively impacted.

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

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. These risks and uncertainties include, but are not limited to, macro-economic factors that could have an adverse effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, the Company’s failure to manage relationships with its existing retail channel partners, more challenging environments in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and the Company’s inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

The Company’s products and services may experience quality problems from time to time that can result in decreased sales and operating margin and harm to the Company’s reputation.

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

By way of example, laws and regulations related to mobile communications and media devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes could include, among others, restrictions on the production, manufacture, distribution, and use of devices, locking devices to a carrier’s network, or mandating the use of devices on more than one carrier’s network. These devices are also subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications, delays in product shipment dates, or preclude the Company from selling certain products.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies.

The Company’s success depends largely on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of the Company’s key personnel are located.

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

The Company devotes significant resources to network security, data encryption, and other security measures to protect its systems and data, but these security measures cannot provide absolute security. The Company may experience a breach of its systems and may be unable to protect sensitive data, which could damage business partner and customer relationships, and curtail or otherwise adversely impact access to online stores and services. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged and use of the Company’s products and services could decrease. The Company would also be exposed to a risk of loss or litigation and possible liability.

The Company’s business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

The Company is subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause the Company to incur substantial costs or require the Company to change its business practices. Noncompliance could result in penalties or significant legal liability.

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

The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for associated expenses and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

The Company expects its quarterly revenue and operating results to fluctuate.

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, the strengthening U.S. dollar, or price competition. The Company has typically experienced higher net sales in the first fiscal quarter compared to other fiscal quarters due in part to holiday seasonal demand. Actual and anticipated timing of new product introductions by the Company can also significantly impact the level of net sales experienced by the Company in any particular quarter. The Company could be subject to unexpected developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s logistics, components supply, or manufacturing partners.

The Company’s stock price is subject to volatility.

The Company’s stock continues to experience substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. The Company believes its stock price reflects expectations of future growth and profitability. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 29, 2012, a significant portion of the Company’s trade receivables were concentrated within cellular network carriers, and its non-trade receivables and long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended December 29, 2012 was as follows:

Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
September 30 to November 3, 2012	2,582,782 (a)	(a)	2,582,782 (a)	$8,050
November 4 to December 1, 2012	0	0	0
December 2 to December 29, 2012	0	0	0

Total	2,582,782		2,582,782	$8,050

(a)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The repurchase program is authorized through 2015 and at December 29, 2012, the remaining repurchase amount under the program was $8.05 billion but does not obligate the Company to acquire any specific number of shares.

In August 2012, the Company entered into an accelerated share repurchase program (“ASR”) with a financial institution to purchase up to $1.95 billion of the Company’s common stock in 2013. In exchange for an up-front payment of $1.95 billion, the financial institution committed to deliver a number of shares during the ASR’s purchase period, which ends later in 2013. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during that period. In the first quarter of 2013, 2,582,782 shares were initially delivered to the Company. This does not represent the final number of shares to be delivered under the ASR. These shares were retired and accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

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

January 24, 2013	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President,
Chief Financial Officer