Form 10-Q
period 2013-03-30
APPLE INC
filed 2013-04-24
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Yes  ☐    No  ☒

938,649,000 shares of common stock issued and outstanding as of April 12, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$43,603	$39,186	$98,115	$85,519
Cost of sales	27,254	20,622	60,706	46,252

Gross margin	16,349	18,564	37,409	39,267

Operating expenses:
Research and development	1,119	841	2,129	1,599
Selling, general and administrative	2,672	2,339	5,512	4,944

Total operating expenses	3,791	3,180	7,641	6,543

Operating income	12,558	15,384	29,768	32,724
Other income/(expense), net	347	148	809	285

Income before provision for income taxes	12,905	15,532	30,577	33,009

Provision for income taxes	3,358	3,910	7,952	8,323

Net income	$9,547	$11,622	$22,625	$24,686

Earnings per share:
Basic	$10.16	$12.45	$24.09	$26.48
Diluted	$10.09	$12.30	$23.90	$26.17

Shares used in computing earnings per share:
Basic	939,629	933,582	939,273	932,265
Diluted	946,035	944,893	946,626	943,185

Cash dividends declared per common share	$2.65	$0	$5.30	$0

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income	$9,547	$11,622	$22,625	$24,686

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(51)	9	(77)	3

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	457	(21)	603	66
Adjustment for net (gains)/losses realized and included in net income, net of tax	42	(97)	154	(251)

Total change in unrecognized gains/losses on derivative instruments, net of tax	499	(118)	757	(185)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(52)	276	(118)	303
Adjustment for net (gains)/losses realized and included in net income, net of tax	(44)	(27)	(97)	(40)

Total change in unrealized gains/losses on marketable securities, net of tax	(96)	249	(215)	263

Total other comprehensive income/(loss)	352	140	465	81

Total comprehensive income	$9,899	$11,762	$23,090	$24,767

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands)

	March 30, 2013	September 29, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$12,053	$10,746
Short-term marketable securities	27,084	18,383
Accounts receivable, less allowances of $99 and $98, respectively	7,084	10,930
Inventories	1,245	791
Deferred tax assets	3,242	2,583
Vendor non-trade receivables	6,252	7,762
Other current assets	6,377	6,458

Total current assets	63,337	57,653

Long-term marketable securities	105,550	92,122
Property, plant and equipment, net	15,026	15,452
Goodwill	1,400	1,135
Acquired intangible assets, net	4,136	4,224
Other assets	5,294	5,478

Total assets	$194,743	$176,064

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,912	$21,175
Accrued expenses	13,331	11,414
Deferred revenue	7,265	5,953

Total current liabilities	35,508	38,542

Deferred revenue – non-current	2,877	2,648
Other non-current liabilities	20,868	16,664

Total liabilities	59,253	57,854

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 940,094 and 939,208 shares issued and outstanding, respectively	17,954	16,422
Retained earnings	116,572	101,289
Accumulated other comprehensive income	964	499

Total shareholders’ equity	135,490	118,210

Total liabilities and shareholders’ equity	$194,743	$176,064

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash and cash equivalents, beginning of the period	$10,746	$9,815

Operating activities:
Net income	22,625	24,686
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	3,280	1,461
Share-based compensation expense	1,120	844
Deferred income tax expense	1,957	2,915
Changes in operating assets and liabilities:
Accounts receivable, net	3,846	(1,663)
Inventories	(454)	(326)
Vendor non-trade receivables	1,510	(379)
Other current and non-current assets	1,269	(1,510)
Accounts payable	(4,422)	2,809
Deferred revenue	1,541	1,916
Other current and non-current liabilities	3,658	778

Cash generated by operating activities	35,930	31,531

Investing activities:
Purchases of marketable securities	(81,163)	(85,022)
Proceeds from maturities of marketable securities	9,243	7,702
Proceeds from sales of marketable securities	49,188	49,052
Payments made in connection with business acquisitions, net	(299)	(350)
Payments for acquisition of property, plant and equipment	(4,325)	(2,778)
Payments for acquisition of intangible assets	(429)	(160)
Other	(93)	(48)

Cash used in investing activities	(27,878)	(31,604)

Financing activities:
Proceeds from issuance of common stock	275	377
Excess tax benefits from equity awards	502	636
Dividends and dividend equivalent rights paid	(4,984)	0
Repurchase of common stock	(1,950)	0
Taxes paid related to net share settlement of equity awards	(588)	(634)

Cash (used in)/generated by financing activities	(6,745)	379

Increase in cash and cash equivalents	1,307	306

Cash and cash equivalents, end of the period	$12,053	$10,121

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$4,258	$4,835

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

During the first quarter of 2013, the Company adopted amended accounting standards that changed the presentation of comprehensive income. These standards increased the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and required the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. The amended accounting standards only impacted the financial statement presentation of OCI and did not change the components that are recognized in net income or OCI; accordingly, the adoption had no impact on the Company’s financial position or results of operations.

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

The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 30, 2013 and March 31, 2012 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Numerator:
Net income	$9,547	$11,622	$22,625	$24,686

Denominator:
Weighted-average shares outstanding	939,629	933,582	939,273	932,265
Effect of dilutive securities	6,406	11,311	7,353	10,920

Weighted-average diluted shares	946,035	944,893	946,626	943,185

Basic earnings per share	$10.16	$12.45	$24.09	$26.48
Diluted earnings per share	$10.09	$12.30	$23.90	$26.17

Potentially dilutive securities representing 4.3 million and 4.0 million shares of common stock for the three- and six-month periods ended March 30, 2013, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The number of potentially dilutive securities excluded from the computation of diluted earnings per share because their effect would have been antidilutive was not significant for the three- and six-month periods ended March 31, 2012.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of March 30, 2013 and September 29, 2012 (in millions):

	March 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$5,865	$0	$0	$5,865	$5,865	$0	$0

Level 1 (a):
Money market funds	2,027	0	0	2,027	2,027	0	0
Mutual funds	3,943	27	(45)	3,925	0	3,925	0

Subtotal	5,970	27	(45)	5,952	2,027	3,925	0

Level 2 (b):
U.S. Treasury securities	25,612	28	0	25,640	1,369	6,718	17,553
U.S. agency securities	21,174	34	(7)	21,201	576	3,803	16,822
Non-U.S. government securities	5,036	115	(25)	5,126	0	615	4,511
Certificates of deposit and time deposits	2,562	0	0	2,562	1,456	435	671
Commercial paper	2,108	0	0	2,108	739	1,369	0
Corporate securities	54,654	499	(39)	55,114	21	9,403	45,690
Municipal securities	6,341	67	(3)	6,405	0	816	5,589
Mortgage- and asset-backed securities	14,681	53	(20)	14,714	0	0	14,714

Subtotal	132,168	796	(94)	132,870	4,161	23,159	105,550

Total	$144,003	$823	$(139)	$144,687	$12,053	$27,084	$105,550

	September 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$3,109	$0	$0	$3,109	$3,109	$0	$0

Level 1 (a):
Money market funds	1,460	0	0	1,460	1,460	0	0
Mutual funds	2,385	79	(2)	2,462	0	2,462	0

Subtotal	3,845	79	(2)	3,922	1,460	2,462	0

Level 2 (b):
U.S. Treasury securities	20,088	21	(1)	20,108	2,608	3,525	13,975
U.S. agency securities	19,540	58	(1)	19,597	1,460	1,884	16,253
Non-U.S. government securities	5,483	183	(2)	5,664	84	1,034	4,546
Certificates of deposit and time deposits	2,189	2	0	2,191	1,106	202	883
Commercial paper	2,112	0	0	2,112	909	1,203	0
Corporate securities	46,261	568	(8)	46,821	10	7,455	39,356
Municipal securities	5,645	74	0	5,719	0	618	5,101
Mortgage- and asset-backed securities	11,948	66	(6)	12,008	0	0	12,008

Subtotal	113,266	972	(18)	114,220	6,177	15,921	92,122

Total	$120,220	$1,051	$(20)	$121,251	$10,746	$18,383	$92,122

(a)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(b)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The net unrealized gains as of March 30, 2013 and September 29, 2012 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three- and six-month periods ended March 30, 2013 and March 31, 2012. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of March 30, 2013 and September 29, 2012, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of March 30, 2013, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three- and six-month periods ended March 30, 2013 and March 31, 2012, the Company did not recognize any significant impairment charges.

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

The Company had a net deferred gain of $517 million and a net deferred loss of $240 million associated with cash flow hedges, net of taxes, recorded in AOCI as of March 30, 2013 and September 29, 2012, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. The majority of the Company’s hedged transactions as of March 30, 2013 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 30, 2013 and March 31, 2012.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of March 30, 2013 and September 29, 2012. The ineffective portions of and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three- and six-month periods ended March 30, 2013 and March 31, 2012, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 30, 2013 and September 29, 2012 (in millions):

	March 30, 2013		September 29, 2012
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$30,925	$1,026	$41,970	$140

Instruments not designated as accounting hedges:
Foreign exchange contracts	$17,001	$134	$13,403	$12

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of March 30, 2013, the Company received $940 million of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 29, 2012, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $278 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of March 30, 2013 or September 29, 2012.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 30, 2013 and September 29, 2012 (in millions):

	March 30, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$968	$134	$1,102

Derivative liabilities (b):
Foreign exchange contracts	$189	$144	$333

	September 29, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$138	$12	$150

Derivative liabilities (b):
Foreign exchange contracts	$516	$41	$557

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 30, 2013	March 31, 2012	March 30, 2013 (a)	March 31, 2012 (b)	Location	March 30, 2013	March 31, 2012
Cash flow hedges:
Foreign exchange contracts	$741	$(32)	$(29)	$146	Other income and expense	$(61)	$(140)
Net investment hedges:
Foreign exchange contracts	70	0	0	0	Other income and expense	1	0

Total	$811	$(32)	$(29)	$146		$(60)	$(140)

	Six Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 30, 2013	March 31, 2012	March 30, 2013 (c)	March 31, 2012 (d)	Location	March 30, 2013	March 31, 2012
Cash flow hedges:
Foreign exchange contracts	$946	$103	$(188)	$384	Other income and expense	$(52)	$(209)
Net investment hedges:
Foreign exchange contracts	106	7	0	0	Other income and expense	1	1

Total	$1,052	$110	$(188)	$384		$(51)	$(208)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(155) million and $126 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 30, 2013.

(b)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $154 million and $(8) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012.

(c)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(164) million and $(24) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the six months ended March 30, 2013.

(d)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $341 million and $43 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the six months ended March 31, 2012.

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. There was one customer that accounted for 11% of the Company’s trade receivables as of March 30, 2013. As of September 29, 2012, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 14% and the other 10%. The Company’s cellular network carriers accounted for 53% and 66% of trade receivables as of March 30, 2013 and September 29, 2012, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from three of the Company’s vendors accounted for 52%, 20% and 14% of total non-trade receivables as of March 30, 2013 and three of the Company’s vendors accounted for 45%, 21% and 12% of total non-trade receivables as of September 29, 2012.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 30, 2013 and September 29, 2012 (in millions):

Property, Plant and Equipment

	March 30, 2013	September 29, 2012
Land and buildings	$2,818	$2,439
Machinery, equipment and internal-use software	17,737	15,984
Leasehold improvements	3,639	3,464

Gross property, plant and equipment	24,194	21,887
Accumulated depreciation and amortization	(9,168)	(6,435)

Net property, plant and equipment	$15,026	$15,452

Accrued Expenses

	March 30, 2013	September 29, 2012
Accrued warranty and related costs	$3,014	$1,638
Accrued taxes	1,610	1,535
Deferred margin on component sales	1,444	1,492
Accrued compensation and employee benefits	792	735
Accrued marketing and selling expenses	769	910
Other current liabilities	5,702	5,104

Total accrued expenses	$13,331	$11,414

Non-Current Liabilities

	March 30, 2013	September 29, 2012
Deferred tax liabilities	$16,481	$13,847
Other non-current liabilities	4,387	2,817

Total other non-current liabilities	$20,868	$16,664

Note 4 – Income Taxes

As of March 30, 2013, the Company recorded gross unrecognized tax benefits of $3.2 billion, of which $1.1 billion, if recognized, would affect the Company’s effective tax rate. As of September 29, 2012, the total amount of gross unrecognized tax benefits was $2.1 billion, of which $889 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $539 million and $401 million of gross interest and penalties accrued as of March 30, 2013 and September 29, 2012, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $800 million and $850 million in the next 12 months, of which up to $50 million, when resolved, would affect the Company’s effective tax rate.

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

Dividend and Share Repurchase Program

During the six months ended March 30, 2013, the Company paid cash dividends per common share of $5.30 for a total of $5.0 billion. No dividends were paid during the six months ended March 31, 2012. On April 23, 2013, the Company announced it was raising its third quarter 2013 cash dividend by 15% to $3.05 per common share. Future dividends are subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

In August 2012, the Company entered into an accelerated share repurchase program (“ASR”) with a financial institution to purchase up to $1.95 billion of the Company’s common stock in 2013. In exchange for an up-front payment of $1.95 billion, the financial institution committed to deliver a number of shares during the ASR’s purchase period, which ended on April 1, 2013. The total number of shares delivered, and therefore the average price paid per share, were determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during that period. In the first quarter of 2013, 2,582,782 shares were initially delivered to the Company. These shares were retired and accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet. The Company accounted for the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

In the second quarter of 2013, no shares were delivered to the Company under the ASR. On April 1, 2013, the purchase period for the ASR ended and an additional 1,494,992 shares were delivered, retired and accounted for during the third quarter of 2013. In total, 4,077,774 shares were delivered under the ASR at a repurchase price of $478.20 per share.

Accumulated Other Comprehensive Income

The following table shows the components of AOCI, net of taxes, as of March 30, 2013 and September 29, 2012 (in millions):

	March 30, 2013	September 29, 2012
Net unrealized gains/losses on marketable securities	$516	$731
Net unrecognized gains/losses on derivative instruments	517	(240)
Cumulative foreign currency translation	(69)	8

Accumulated other comprehensive income	$964	$499

Equity Awards

A summary of the Company’s RSU activity and related information for the six months ended March 30, 2013, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	15,005	$344.87
RSUs granted	4,059	$587.83
RSUs vested	(2,790)	$261.17
RSUs cancelled	(509)	$420.69

Balance at March 30, 2013	15,765	$419.79	$6,979

RSUs that vested during the three- and six-month periods ended March 30, 2013 had fair values of $151 million and $1.7 billion, respectively, as of the vesting date. RSUs that vested during the three- and six-month periods ended March 31, 2012 had fair values of $625 million and $1.6 billion, respectively, as of the vesting date.

A summary of the Company’s stock option activity and related information for the six months ended March 30, 2013, is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	6,545	$127.56
Options assumed	29	$210.08
Options cancelled	(6)	$113.45
Options exercised	(1,328)	$106.02

Balance at March 30, 2013	5,240	$133.50	1.5	$1,620

Exercisable at March 30, 2013	5,215	$133.78	1.5	$1,611
Expected to vest after March 30, 2013	25	$73.52	7.7	$9

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $211 million and $558 million for the three- and six-month periods ended March 30, 2013, respectively, and $719 million and $1.2 billion for the three- and six-month periods ended March 31, 2012, respectively.

The Company had approximately 30.2 million shares reserved for future issuance under the Company’s stock plans as of March 30, 2013. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

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

The Company did not grant any stock options during the three- and six-month periods ended March 30, 2013 and March 31, 2012. The weighted-average fair value of stock purchase rights per share was $115.99 and $125.46 during the three- and six-month periods ended March 30, 2013, respectively, and was $105.25 and $96.83 during the three- and six-months ended March 31, 2012, respectively.

In conjunction with certain business combinations, the Company assumed 29,000 stock options with a weighted-average fair value per share of $407.80 during the six-month period ended March 30, 2013 and 41,000 stock options with a weighted-average fair value per share of $400.79 during the three- and six-month periods ended March 31, 2012.

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cost of sales	$87	$63	$172	$126
Research and development	239	168	463	328
Selling, general and administrative	249	193	485	390

Total share-based compensation expense	$575	$424	$1,120	$844

The income tax benefit related to share-based compensation expense was $195 million and $409 million for the three- and six-month periods ended March 30, 2013, respectively, and $156 million and $301 million for the three- and six-month periods ended March 31, 2012, respectively. As of March 30, 2013, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $5.3 billion, which the Company expects to recognize over a weighted-average period of 3.2 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the three-month period ended March 30, 2013, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, and Jeffrey E. Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Beginning accrued warranty and related costs	$2,310	$1,676	$1,638	$1,240
Cost of warranty claims	(847)	(464)	(1,533)	(865)
Accruals for product warranty	1,551	466	2,909	1,303

Ending accrued warranty and related costs	$3,014	$1,678	$3,014	$1,678

Accruals for product warranty for the three months ended March 30, 2013 include $414 million associated with product sales in prior fiscal periods reflecting the impact of changes to certain of the Company’s service policies and other estimated warranty costs. Of this amount, $224 million is associated with product sales in the first quarter of 2013, and the remainder is associated with product sales in 2012.

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either March 30, 2013 or September 29, 2012.

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

As of March 30, 2013, the Company had a total of $3.6 billion of inventory component prepayments outstanding, of which $1.0 billion are classified as other current assets and $2.6 billion are classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $4.2 billion of inventory component prepayments outstanding as of September 29, 2012. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. During the three- and six-month periods ended March 30, 2013, the Company utilized $354 million and $677 million of inventory component prepayments, respectively.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 30, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.5 billion, of which $3.2 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 30, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.8 billion.

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $1.4 billion as of March 30, 2013, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

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

Apple Inc. v. Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 1, 2013, the District Court upheld $599 million of the jury’s award and ordered a new trial as to the remainder. Because the award is subject to entry of final judgment, partial re-trial and appeal, the Company has not recognized the award in its results of operations.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs and certain manufacturing period expenses. Prior to 2013, the Company did not allocate certain manufacturing costs and variances, including costs related to product tooling and manufacturing process equipment, to its operating segments and instead included these costs and variances in other corporate expenses. In 2013, the Company began allocating these costs and variances to its operating segments and as a result reclassified a net credit of $243 million and $194 million from corporate expenses to its operating segments for the three- and six-month periods ended March 31, 2012, respectively. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by operating segment for the three- and six-month periods ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Americas:
Net sales	$14,052	$13,182	$34,393	$30,896
Operating income	$5,148	$5,688	$12,497	$12,921

Europe:
Net sales	$9,800	$8,807	$22,264	$20,063
Operating income	$3,449	$3,942	$7,858	$8,605

Greater China:
Net sales	$8,213	$7,637	$15,043	$11,717
Operating income	$2,787	$3,781	$5,331	$5,487

Japan:
Net sales	$3,135	$2,645	$7,578	$6,195
Operating income	$1,555	$1,543	$3,815	$3,532

Rest of Asia Pacific:
Net sales	$3,162	$2,516	$7,155	$6,133
Operating income	$1,034	$1,078	$2,369	$2,671

Retail:
Net sales	$5,241	$4,399	$11,682	$10,515
Operating income	$1,092	$1,154	$2,649	$3,005

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and six-month periods ended March 30, 2013 and March 31, 2012 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Segment operating income	$15,065	$17,186	$34,519	$36,221
Share-based compensation expense	(575)	(424)	(1,120)	(844)
Other corporate expenses, net	(1,932)	(1,378)	(3,631)	(2,653)

Total operating income	$12,558	$15,384	$29,768	$32,724

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” “future,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 (the “2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Net Sales

The following table shows net sales by operating segment and net sales and unit sales by product during the three- and six- month periods ended March 30, 2013 and March 31, 2012 (in millions, except unit sales in thousands):

	Three Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012	Change	March 30, 2013	March 31, 2012	Change
Net Sales by Operating Segment:
Americas	$14,052	$13,182	7%	$34,393	$30,896	11%
Europe	9,800	8,807	11%	22,264	20,063	11%
Greater China (a)	8,213	7,637	8%	15,043	11,717	28%
Japan	3,135	2,645	19%	7,578	6,195	22%
Rest of Asia Pacific	3,162	2,516	26%	7,155	6,133	17%
Retail	5,241	4,399	19%	11,682	10,515	11%

Total net sales	$43,603	$39,186	11%	$98,115	$85,519	15%

Net Sales by Product:
iPhone (b)	$22,955	$22,276	3%	$53,615	$46,226	16%
iPad (b)	8,746	6,264	40%	19,420	15,033	29%
Mac (b)	5,447	5,073	7%	10,966	11,671	(6)%
iPod (b)	962	1,207	(20)%	3,105	3,735	(17)%
iTunes, Software and Services (c)	4,114	3,171	30%	7,801	6,191	26%
Accessories (d)	1,379	1,195	15%	3,208	2,663	20%

Total net sales	$43,603	$39,186	11%	$98,115	$85,519	15%

Unit Sales by Product:
iPhone	37,430	35,064	7%	85,219	72,108	18%
iPad	19,477	11,798	65%	42,337	27,232	55%
Mac	3,952	4,017	(2)%	8,013	9,215	(13)%
iPod	5,633	7,673	(27)%	18,312	23,070	(21)%

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBookstore, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An extra week is added to the Company’s first quarter approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. A 14th week was added to the first quarter of 2012, while the first quarter of 2013 spanned only 13 weeks. Inclusion of the 14th week increased the Company’s overall net sales and operating expenses for the first six months of 2012 compared to 2013.

Product Performance

iPhone

Net sales of iPhone were $23.0 billion and $53.6 billion in the second quarter and first six months of 2013, respectively, representing an increase of $679 million or 3% and $7.4 billion or 16% compared to the same periods in 2012. iPhone unit sales totaled 37.4 million and 85.2 million in the second quarter and first six months of 2013, respectively, which represents an increase of 7% and 18% compared to the same periods in 2012. For the first six months of 2013, iPhone year-over-year growth resulted from strong demand for iPhone in all of the Company’s operating segments primarily due to the launch of iPhone 5 beginning in September 2012 and strong ongoing demand for iPhone 4 and 4S. The year-over-year impact of higher iPhone unit sales on net sales was partially offset during the second quarter and first six months of 2013 by a reduction in iPhone average selling prices as a result of a shift in product mix towards lower-priced iPhone models, particularly the iPhone 4. Net sales of iPhone accounted for 53% and 57% of the Company’s total net sales for the second quarters of 2013 and 2012, respectively, and were 55% and 54% of the Company’s total net sales during the first six months of 2013 and 2012, respectively.

iPad

Net sales of iPad were $8.7 billion and $19.4 billion in the second quarter and first six months of 2013, respectively, representing an increase of $2.5 billion or 40% and $4.4 billion or 29% compared to the same periods in 2012. Unit sales of iPad were 19.5 million and 42.3 million during the second quarter and first six months of 2013, respectively, an increase of 65% and 55% compared to the same periods in 2012. The year-over-year increase in net sales and unit sales was driven by strong demand for iPad in all of the Company’s operating segments as a result of the launch of iPad mini and the fourth generation iPad beginning in the first quarter of 2013. The year-over-year growth rate of iPad unit sales was higher than the growth rate of iPad net sales during the second quarter and first six months of 2013 due to a reduction in average selling prices primarily as a result of the introduction of iPad mini. Net sales of iPad accounted for 20% and 16% of the Company’s total net sales for the second quarters of 2013 and 2012, respectively, and were 20% and 18% of the Company’s total net sales during the first six months of 2013 and 2012, respectively.

Mac

Net sales of Mac were $5.4 billion and $11.0 billion in the second quarter and first six months of 2013, respectively. While Mac net sales during the second quarter of 2013 increased $374 million or 7% compared to the second quarter of 2012, Mac net sales decreased by $705 million or 6% during the first six months of 2013 compared to the same period in 2012. Mac unit sales decreased by 65 thousand or 2% and 1.2 million or 13% in the second quarter and first six months of 2013 compared to the same periods in 2012. Declines in Mac net sales and Mac unit sales for the first six months of 2013 were experienced to some extent in the Americas, Europe, Greater China and Rest of Asia Pacific segments and were only partially offset by increases in the Japan and the Retail segments. These declines reflect lower unit sales of both Mac desktop and Mac portable systems. Mac net sales and unit sales were negatively impacted during the first quarter of 2013 by a number of factors including supply constraints through the end of the quarter on the Company’s new iMac models that were announced in October 2012 but did not ship until the final month of that quarter; one less week in the first quarter of 2013 compared to the first quarter of 2012; and the overall weakness in the market for personal computers. The year-over-year increase of 7% in Mac net sales during the second quarter of 2013 compared to the same period in 2012 was a result of strong demand for and improved supply of the Company’s new iMac models, partially offset by a decline in sales of Mac portable systems. Net sales of Mac accounted for 12% and 13% of the Company’s total net sales in the second quarters of 2013 and 2012, respectively, and were 11% and 14% of the Company’s total net sales during the first six months of 2013 and 2012, respectively.

iTunes, Software and Services

Net sales of iTunes, software and services were $4.1 billion and $7.8 billion in the second quarter and first six months of 2013, respectively, representing an increase of $943 million or 30% and $1.6 billion or 26% compared to the same periods in 2012. This increase was due primarily to growth of iTunes which generated total net sales of $2.4 billion and $4.5 billion for the second quarter and first six months of 2013 compared to net sales of $1.9 billion and $3.6 billion during the same periods in 2012. iTunes growth reflects continued growth in the installed base of iOS devices and expanded iTunes digital content and applications offerings around the world, resulting in higher net sales on the App Store and higher net sales of digital content. Net sales of iTunes, software and services accounted for 9% and 8% of the Company’s total net sales for the second quarters of 2013 and 2012, respectively, and were 8% and 7% of the Company’s total net sales during the first six months of 2013 and 2012, respectively.

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

Americas

Net sales in the Americas segment increased $870 million or 7% during the second quarter of 2013 compared to the second quarter of 2012, and increased $3.5 billion or 11% during the first six months of 2013 compared to the same period in 2012. The growth in net sales during the second quarter and first six months of 2013 was primarily driven by increased demand for iPad following the launch of iPad mini and the fourth generation iPad, continuing demand for iPhone, particularly iPhone 5 and iPhone 4, and higher sales from iTunes. The growth in net sales during the second quarter of 2013 also benefited from an increase in Mac net sales as supply constraints on the new iMac eased during the quarter. These increases were partially offset by a decrease in net sales of iPod. The Americas segment represented 32% and 34% of the Company’s total net sales in the second quarter of 2013 and 2012, respectively, and 35% and 36% of total net sales for the first six months of 2013 and 2012, respectively.

Europe

Net sales in the Europe segment increased $993 million or 11% during the second quarter of 2013 compared to the second quarter of 2012, and increased $2.2 billion or 11% during the first six months of 2013 compared to the same period in 2012. The growth in net sales during the second quarter of 2013 was primarily driven by increased demand for iPad following the launch of iPad mini and the fourth generation iPad, higher sales from iTunes, increased net sales of the new iMac, and continuing demand for iPhone. These increases were partially offset by a decrease in net sales of iPod. The growth in net sales during the first six months of 2013 was primarily driven by increased demand for iPad and iPhone, and higher sales from iTunes. These increases were partially offset by decreases in net sales of Mac and iPod. Net sales in the Europe segment continue to be negatively impacted by the region’s uncertain economic conditions. The Europe segment represented 23% and 22% of the Company’s total net sales in the second quarter of 2013 and 2012, and 23% of total net sales for both the first six months of 2013 and 2012.

Greater China

Net sales in the Greater China segment increased $576 million or 8% during the second quarter of 2013 compared to the second quarter of 2012, and increased $3.3 billion or 28% during the first six months of 2013 compared to the same period in 2012. The growth in net sales during the second quarter of 2013 was primarily driven by a significant increase in net sales of iPad resulting from the January 2013 launch in China of both the fourth generation iPad and iPad mini. The growth of net sales in the Greater China segment during the first six months of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5 during the first quarter of 2013 and by the impact of launching the fourth generation iPad and iPad mini during the second quarter 2013. The Greater China segment represented 19% and 20% of the Company’s total net sales for the second quarter of 2013 and 2012, and 15% and 14% of total net sales for the first six months of 2013 and 2012, respectively.

Japan

Net sales in the Japan segment increased $490 million or 19% during the second quarter of 2013 compared to the second quarter of 2012, and increased $1.4 billion or 22% during the first six months of 2013 compared to the same period in 2012. The growth in net sales resulted from increased demand for iPhone, iPad and Mac, and higher sales from iTunes partially offset by the strength of the U.S. dollar relative to the Japanese Yen on net sales. The Japan segment represented 7% of the Company’s total net sales for both the second quarter of 2013 and 2012, and 8% and 7% of total net sales for the first six months of 2013 and 2012, respectively.

Rest of Asia Pacific

Net sales in the Rest of Asia Pacific segment increased $646 million or 26% during the second quarter of 2013 compared to the second quarter of 2012, and increased $1.0 billion or 17% during the first six months of 2013 compared to the same period in 2012. The growth in net sales during the second quarter and first six months of 2013 was primarily driven by increased demand for iPhone following the launch of iPhone 5, strong demand for iPad, and higher sales from iTunes, partially offset by a decrease in net sales of Mac. The Rest of Asia Pacific segment represented 7% and 6% of the Company’s total net sales for the second quarter of 2013 and 2012, respectively, and 7% and 8% of total net sales for the first six months of 2013 and 2012.

Retail

Net sales in the Retail segment increased $842 million or 19% during the second quarter of 2013 compared to the second quarter of 2012, and increased $1.2 billion or 11% during the first six months of 2013 compared to the same period in 2012. The growth in net sales during the second quarter of 2013 was primarily driven by increased demand for iPhone and iPad and increased Mac net sales following the launch of the new iMac. The Company opened one new retail store during the second quarter of 2013, which was outside the United States, ending the quarter with 402 stores compared to 363 stores at the end of the second quarter of 2012. With an average of 401 and 361 open stores during the second quarter of 2013 and 2012, respectively, average revenue per store increased to $13.1 million in the second quarter of 2013, compared to $12.2 million in the second quarter of 2012. Given the 14th week added to the first quarter of 2012, revenue per store on a per week basis increased 4% during the first six months of 2013 compared to the first six months of 2012. The Retail segment represented 12% and 11% of the Company’s total net sales in the second quarter of 2013 and 2012, respectively, and 12% of total net sales for both the first six months of 2013 and 2012.

The Retail segment reported operating income of $1.1 billion during the second quarter of 2013 as compared to $1.2 billion during the second quarter of 2012, and reported operating income of $2.6 billion during the first six months of 2013 compared to $3.0 billion during the first six months of 2012. The year-over-year decrease in Retail operating income during the second quarter and first six months of 2013 was primarily attributable to an overall decline in the segment’s gross margin percentage similar to that experienced by the Company overall, partially offset by the increase in the Retail segment’s net sales. As of March 30, 2013, the Retail segment had approximately 42,600 full-time equivalent employees.

Gross Margin

Gross margin for the three- and six- month periods ended March 30, 2013 and March 31, 2012 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$43,603	$39,186	$98,115	$85,519
Cost of sales	27,254	20,622	60,706	46,252

Gross margin	$16,349	$18,564	$37,409	$39,267

Gross margin percentage	37.5%	47.4%	38.1%	45.9%

The gross margin percentage in the second quarter of 2013 was 37.5% compared to 47.4% in the second quarter of 2012, and the gross margin percentage for the first six months of 2013 was 38.1% compared to 45.9% in the first six months of 2012. The year-over-year decrease in gross margin during the second quarter and first six months of 2013 was driven by multiple factors including introduction of new versions of existing products with higher cost structures and flat or reduced pricing, introduction of iPad mini with gross margin significantly below the Company’s average product margins, higher expenses associated with changes to certain of the Company’s service policies and other warranty costs, price reductions on certain products, and the transition costs associated with the significant number of product introductions during the first quarter of 2013.

The Company expects its gross margin percentage to be lower in 2013 than experienced in 2012, and the Company anticipates gross margin to be between 36% and 37% during the third quarter of 2013. The lower gross margin expected in 2013 is largely due to anticipation of a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and anticipated component cost and other cost increases. Future strengthening of the U.S. dollar could further negatively impact gross margin.

The foregoing statements regarding the Company’s expected gross margin percentage in 2013 and the third quarter of 2013 are forward-looking and could differ from actual results because of several factors including, but not limited to, those discussed below in Part II, Item 1A, “Risk Factors” of this Form 10-Q and those described in this paragraph. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and six- month periods ended March 30, 2013 and March 31, 2012, were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Research and development expense	$1,119	$841	$2,129	$1,599
Percentage of net sales	3%	2%	2%	2%
Selling, general and administrative expense	$2,672	$2,339	$5,512	$4,944
Percentage of net sales	6%	6%	6%	6%
Total operating expenses	$3,791	$3,180	$7,641	$6,543
Percentage of net sales	9%	8%	8%	8%

Research and Development (“R&D”) Expense

R&D expense increased $278 million or 33% during the second quarter of 2013 compared to the second quarter of 2012 and increased $530 million or 33% during the first six months of 2013 compared to the same period in 2012. These increases were primarily due to an increase in headcount and related expenses to support expanded R&D activities.

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

Selling, General and Administrative (“SG&A”) Expense

SG&A expense increased $333 million or 14% during the second quarter of 2013 compared to the second quarter of 2012, and increased $568 million or 11% during the first six months of 2013 compared to the same period in 2012. These increases were primarily due to the Company’s continued expansion of its Retail segment, increased headcount and related expenses, and higher spending on marketing and professional services.

Other Income and Expense

Other income and expense for the three- and six-month periods ended March 30, 2013 and March 31, 2012, was as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest and dividend income	$420	$254	$841	$482
Other income/(expense), net	(73)	(106)	(32)	(197)

Total other income/(expense), net	$347	$148	$809	$285

Total other income and expense increased by $199 million during the second quarter of 2013 compared to the second quarter of 2012, and increased by $524 million during the first six months of 2013 compared to the same period in 2012. The overall increase in other income and expense during the second quarter of 2013 and first six months of 2013 compared to the same period in 2012 was due primarily to higher interest and dividend income on the Company’s higher cash, cash equivalents and marketable securities balances and lower premium expenses on foreign exchange contracts. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.05% and 1.01% in the second quarters of 2013 and 2012, respectively, and 1.06% and 1.01% in the first six months of both 2013 and 2012, respectively.

Provision for Income Taxes

The Company’s effective tax rates for the three- and six-month periods ended March 30, 2013 were 26.0% for both periods, compared to 25.2% for both the three- and six-month periods ended March 31, 2012. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the second quarter and first six months of 2013 as compared to the same periods of 2012 is due primarily to a lower proportion of foreign earnings in the current year.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 30, 2013 and September 29, 2012 (in millions):

	March 30, 2013	September 29, 2012
Cash, cash equivalents and marketable securities	$144,687	$121,251
Accounts receivable, net	$7,084	$10,930
Inventories	$1,245	$791
Working capital	$27,829	$19,111

As of March 30, 2013, the Company had $144.7 billion in cash, cash equivalents and marketable securities, an increase of $23.4 billion from September 29, 2012. The principal component of this net increase was the cash generated by operating activities of $35.9 billion, which was partially offset by payments made for acquisition of property, plant and equipment and intangible assets of $4.8 billion, cash used to pay dividends and dividend equivalent rights of $5.0 billion and cash paid under the Company’s accelerated share repurchase program of $1.95 billion.

The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss. As of March 30, 2013 and September 29, 2012, $102.3 billion and $82.6 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company anticipates the cash used for future dividends and the share repurchase program will come primarily from its current domestic cash, cash generated from on-going U.S. operating activities and from borrowings.

Capital Assets

The Company’s capital expenditures were $2.4 billion during the first six months of 2013 consisting of $177 million for retail store facilities and $2.2 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first six months of 2013 were $4.3 billion.

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

During 2013, the Company expects to open approximately 30 new retail stores, with more than three-quarters located outside of the U.S.

Dividend and Share Repurchase Program

On April 23, 2013, the Company announced it was raising its third quarter 2013 cash dividend by 15% to $3.05 per common share. The Company expects to pay quarterly dividends of $3.05 per common share for a total of approximately $2.9 billion each quarter, subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $1.95 billion had been utilized as of March 30, 2013. The share repurchase program is expected to be completed by December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Beginning in August 2012 through December 2015, the Company anticipates it will utilize approximately $100 billion to pay dividends, repurchase shares, and to remit withheld taxes related to net share settlement of restricted stock units, of which $10 billion had been utilized through March 30, 2013.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 30, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.5 billion, of which $3.2 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 30, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.8 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $1.4 billion as of March 30, 2013, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of March 30, 2013, the Company had non-current deferred tax liabilities of $16.5 billion. Additionally, as of March 30, 2013, the Company had gross unrecognized tax benefits of $3.2 billion and an additional $539 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of March 30, 2013 or September 29, 2012.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2012 Form 10-K have not changed materially for the six months ended March 30, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factors “The Company is frequently involved in intellectual property litigation, and could be found to have infringed on intellectual property rights” and “The Company could be impacted by unfavorable results of legal proceedings” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2013 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

These related cases were filed on January 3, 2005, July 21, 2006 and December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking digital rights management free versions of any songs downloaded from iTunes or an order requiring the Company to license its digital rights management to all competing music players. The cases are currently pending.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (the “DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. The DOJ’s complaint asserts, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company filed a response to the DOJ complaint in late May 2012, denying the DOJ’s allegations, and it intends to vigorously contest the lawsuit. The lawsuit is now in discovery, with an initial trial date set for June 2013. All five publishers have reached a settlement with the DOJ, which required the publishers to terminate their agreements with the Company and renegotiate new agreements pursuant to the terms of their settlement with the DOJ. Three of the settlements have been approved by the District Court and the remaining settlements are pending approval.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2012 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 29, 2012, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

In the event of further financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; and failure of derivative counterparties and other financial institutions. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its provisions related to inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

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

Carriers providing cellular network service for iPhone typically subsidize users’ purchases of the device. There is no assurance that such subsidies will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.

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

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by, among others, natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

The Company may be subject to breaches of its information technology systems, which could damage business partner and customer relationships, could curtail or otherwise adversely impact access to online stores and services, and could subject the Company to significant reputational, financial, legal, and operational consequences.

The Company’s business requires it to use and store customer, employee, and business partner personally identifiable information (“PII”). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. Although malicious attacks to gain access to PII affect many companies across various industries, the Company may be at a relatively greater risk of being targeted because of its high profile and the amount of PII managed.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of March 30, 2013, a significant portion of the Company’s trade receivables were concentrated within cellular network carriers, and its non-trade receivables and long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Effective April 19, 2013, the Company appointed Luca Maestri as the Principal Accounting Officer of the Company. Mr. Maestri, 49, joined the Company in March 2013 and serves as the Company’s Corporate Controller. Prior to joining the Company, Mr. Maestri was Executive Vice President, Chief Financial Officer of Xerox Corporation from February 2011 to February 2013. Prior to that, Mr. Maestri was with Nokia Siemens Networks where he was Chief Financial Officer from October 2008 to February 2011 and he previously had a 20-year career with General Motors Corporation, where he served as Chief Financial Officer of GM Europe and GM Brazil, was executive-in-charge of the Fiat Alliance for GM Europe in Switzerland and held several executive finance positions with General Motors Corporation in Europe and Asia Pacific.

With respect to the disclosure required pursuant to Item 401(d) of Regulation S-K, there are no family relationships between Mr. Maestri and any director or executive officer of the Company. With respect to Item 404(a) of Regulation S-K, there are no transactions between Mr. Maestri and the Company that would be required to be disclosed.

Item 6.	Exhibits

Index to Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	3.1	6/27/09

3.2	Amended Bylaws of the Registrant, as of April 20, 2011.	10-Q	3.2	3/26/11

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through May 24, 2012.	10-Q	10.3	6/30/12

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2013	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President,
Chief Financial Officer