Form 10-Q
period 2013-06-29
APPLE INC
filed 2013-07-24
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Yes  ☐    No  ☒

908,497,000 shares of common stock issued and outstanding as of July 12, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$35,323	$35,023	$133,438	$120,542
Cost of sales	22,299	20,029	83,005	66,281

Gross margin	13,024	14,994	50,433	54,261

Operating expenses:
Research and development	1,178	876	3,307	2,475
Selling, general and administrative	2,645	2,545	8,157	7,489

Total operating expenses	3,823	3,421	11,464	9,964

Operating income	9,201	11,573	38,969	44,297
Other income/(expense), net	234	288	1,043	573

Income before provision for income taxes	9,435	11,861	40,012	44,870
Provision for income taxes	2,535	3,037	10,487	11,360

Net income	$6,900	$8,824	$29,525	$33,510

Earnings per share:
Basic	$7.51	$9.42	$31.67	$35.89
Diluted	$7.47	$9.32	$31.44	$35.48

Shares used in computing earnings per share:
Basic	918,618	936,596	932,388	933,672
Diluted	924,265	947,059	939,172	944,440

Cash dividends declared per common share	$3.05	$0	$8.35	$0

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$6,900	$8,824	$29,525	$33,510

Other comprehensive (loss)/income:

Change in foreign currency translation, net of tax	(100)	(91)	(177)	(88)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	188	150	791	216
Adjustment for net (gains)/losses realized and included in net income, net of tax	(357)	(54)	(203)	(305)

Total change in unrecognized gains/losses on derivative instruments, net of tax	(169)	96	588	(89)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(883)	22	(1,001)	325
Adjustment for net (gains)/losses realized and included in net income, net of tax	(46)	(19)	(143)	(59)

Total change in unrealized gains/losses on marketable securities, net of tax	(929)	3	(1,144)	266

Total other comprehensive (loss)/income	(1,198)	8	(733)	89

Total comprehensive income	$5,702	$8,832	$28,792	$33,599

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands)

	June 29, 2013	September 29, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$11,248	$10,746
Short-term marketable securities	31,358	18,383
Accounts receivable, less allowances of $104 and $98, respectively	8,839	10,930
Inventories	1,697	791
Deferred tax assets	3,193	2,583
Vendor non-trade receivables	4,614	7,762
Other current assets	7,270	6,458

Total current assets	68,219	57,653

Long-term marketable securities	104,014	92,122
Property, plant and equipment, net	16,327	15,452
Goodwill	1,522	1,135
Acquired intangible assets, net	4,353	4,224
Other assets	5,421	5,478

Total assets	$199,856	$176,064

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$15,516	$21,175
Accrued expenses	13,470	11,414
Deferred revenue	7,333	5,953

Total current liabilities	36,319	38,542

Deferred revenue – non-current	2,672	2,648
Long-term debt	16,958	0
Other non-current liabilities	20,553	16,664

Total liabilities	76,502	57,854

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 908,442 and 939,208 shares issued and outstanding, respectively	19,024	16,422
Retained earnings	104,564	101,289
Accumulated other comprehensive (loss)/income	(234)	499

Total shareholders’ equity	123,354	118,210

Total liabilities and shareholders’ equity	$199,856	$176,064

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash and cash equivalents, beginning of the period	$10,746	$9,815

Operating activities:
Net income	29,525	33,510
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	4,974	2,296
Share-based compensation expense	1,698	1,292
Deferred income tax expense	2,524	4,066
Changes in operating assets and liabilities:
Accounts receivable, net	2,091	(2,278)
Inventories	(906)	(346)
Vendor non-trade receivables	3,148	(293)
Other current and non-current assets	484	(3,238)
Accounts payable	(4,740)	2,450
Deferred revenue	1,404	2,575
Other current and non-current liabilities	3,556	1,686

Cash generated by operating activities	43,758	41,720

Investing activities:
Purchases of marketable securities	(122,681)	(121,091)
Proceeds from maturities of marketable securities	13,963	10,344
Proceeds from sales of marketable securities	81,734	73,140
Payments made in connection with business acquisitions, net	(443)	(350)
Payments for acquisition of property, plant and equipment	(6,210)	(4,834)
Payments for acquisition of intangible assets	(560)	(1,067)
Other	(188)	(56)

Cash used in investing activities	(34,385)	(43,914)

Financing activities:
Proceeds from issuance of common stock	335	433
Excess tax benefits from equity awards	644	1,036
Taxes paid related to net share settlement of equity awards	(1,001)	(1,145)
Dividends and dividend equivalent rights paid	(7,795)	0
Repurchase of common stock	(17,950)	0
Proceeds from issuance of long-term debt, net	16,896	0

Cash (used in)/generated by financing activities	(8,871)	324

Increase/(decrease) in cash and cash equivalents	502	(1,870)

Cash and cash equivalents, end of the period	$11,248	$7,945

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,188	$5,901

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2012, included in its Annual Report on Form 10-K (the “2012 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2013 will include 52 weeks, whereas fiscal year 2012 included 53 weeks. An additional week was included in the first quarter of 2012 to realign the Company’s fiscal quarters more closely to calendar quarters. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months or periods of those fiscal years.

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

The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net income	$6,900	$8,824	$29,525	$33,510

Denominator:
Weighted-average shares outstanding	918,618	936,596	932,388	933,672
Effect of dilutive securities	5,647	10,463	6,784	10,768

Weighted-average diluted shares	924,265	947,059	939,172	944,440

Basic earnings per share	$7.51	$9.42	$31.67	$35.89
Diluted earnings per share	$7.47	$9.32	$31.44	$35.48

Potentially dilutive securities representing 5.1 million and 4.4 million shares of common stock for the three- and nine-month periods ended June 29, 2013, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The number of potentially dilutive securities excluded from the computation of diluted earnings per share because their effect would have been antidilutive was not significant for the three- and nine-month periods ended June 30, 2012.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of June 29, 2013 and September 29, 2012 (in millions):

	June 29, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$6,196	$0	$0	$6,196	$6,196	$0	$0

Level 1 (a):
Money market funds	1,887	0	0	1,887	1,887	0	0
Mutual funds	3,974	0	(206)	3,768	0	3,768	0

Subtotal	5,861	0	(206)	5,655	1,887	3,768	0

Level 2 (b):
U.S. Treasury securities	31,329	11	(84)	31,256	327	11,717	19,212
U.S. agency securities	18,200	9	(78)	18,131	450	3,579	14,102
Non-U.S. government securities	4,899	29	(156)	4,772	0	390	4,382
Certificates of deposit and time deposits	2,103	0	0	2,103	1,023	423	657
Commercial paper	2,996	0	0	2,996	1,365	1,631	0
Corporate securities	54,285	236	(379)	54,142	0	8,920	45,222
Municipal securities	6,314	36	(40)	6,310	0	915	5,395
Mortgage- and asset-backed securities	15,140	17	(98)	15,059	0	15	15,044

Subtotal	135,266	338	(835)	134,769	3,165	27,590	104,014

Total	$147,323	$338	$(1,041)	$146,620	$11,248	$31,358	$104,014

	September 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$3,109	$0	$0	$3,109	$3,109	$0	$0

Level 1 (a):
Money market funds	1,460	0	0	1,460	1,460	0	0
Mutual funds	2,385	79	(2)	2,462	0	2,462	0

Subtotal	3,845	79	(2)	3,922	1,460	2,462	0

Level 2 (b):
U.S. Treasury securities	20,088	21	(1)	20,108	2,608	3,525	13,975
U.S. agency securities	19,540	58	(1)	19,597	1,460	1,884	16,253
Non-U.S. government securities	5,483	183	(2)	5,664	84	1,034	4,546
Certificates of deposit and time deposits	2,189	2	0	2,191	1,106	202	883
Commercial paper	2,112	0	0	2,112	909	1,203	0
Corporate securities	46,261	568	(8)	46,821	10	7,455	39,356
Municipal securities	5,645	74	0	5,719	0	618	5,101
Mortgage- and asset-backed securities	11,948	66	(6)	12,008	0	0	12,008

Subtotal	113,266	972	(18)	114,220	6,177	15,921	92,122

Total	$120,220	$1,051	$(20)	$121,251	$10,746	$18,383	$92,122

(a)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(b)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The net unrealized losses as of June 29, 2013 and net unrealized gains as of September 29, 2012 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three- and nine-month periods ended June 29, 2013 and June 30, 2012. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of June 29, 2013 and September 29, 2012, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of June 29, 2013, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three- and nine-month periods ended June 29, 2013 and June 30, 2012, the Company did not recognize any significant impairment charges.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency and interest rate risk. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset some of the risk on expected future cash flows, on net investments in certain foreign subsidiaries, and on certain existing assets and liabilities.

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

To help protect against adverse fluctuations in interest rates, the Company may enter into interest rate swaps, options, or other instruments to offset a portion of the changes in income or expense due to fluctuations in interest rates.

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

The Company had a net deferred gain of $348 million and a net deferred loss of $240 million associated with cash flow hedges, net of taxes, recorded in AOCI as of June 29, 2013 and September 29, 2012, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized as a component of other income/(expense), net in the same period as the related income or expense is recognized. The majority of the Company’s hedged foreign currency transactions and hedged interest rate transactions as of June 29, 2013 are expected to occur within six months and five years, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 29, 2013 and June 30, 2012.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of June 29, 2013 and September 29, 2012. The ineffective portions of and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three- and nine-month periods ended June 29, 2013 and June 30, 2012, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 29, 2013 and September 29, 2012 (in millions):

	June 29, 2013		September 29, 2012
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$29,489	$585	$41,970	$140
Interest rate contracts	$3,000	$69	$0	$0

Instruments not designated as accounting hedges:
Foreign exchange contracts	$11,635	$84	$13,403	$12

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency or interest rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency and interest rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s derivative instruments, it does not reflect the gains or losses associated with the exposures and transactions that the instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of June 29, 2013, the Company received $642 million of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 29, 2012, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $278 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of June 29, 2013 or September 29, 2012.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 29, 2013 and September 29, 2012 (in millions):

	June 29, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$526	$84	$610
Interest rate contracts	$69	$0	$69

Derivative liabilities (b):
Foreign exchange contracts	$256	$28	$284

	September 29, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$138	$12	$150

Derivative liabilities (b):
Foreign exchange contracts	$516	$41	$557

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 (in millions):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 29, 2013	June 30, 2012	June 29, 2013 (a)	June 30, 2012 (b)	Location	June 29, 2013	June 30, 2012
Cash flow hedges:
Foreign exchange contracts	$272	$234	$492	$84	Other income/(expense), net	$(63)	$(39)
Interest rate contracts	33	0	(2)	0	Other income/(expense), net	0	0
Net investment hedges:
Foreign exchange contracts	26	3	0	0	Other income/(expense), net	0	1

Total	$331	$237	$490	$84		$(63)	$(38)

	Nine Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 29, 2013	June 30, 2012	June 29, 2013 (c)	June 30, 2012 (d)	Location	June 29, 2013	June 30, 2012
Cash flow hedges:
Foreign exchange contracts	$1,218	$337	$304	$468	Other income/(expense), net	$(115)	$(248)
Interest rate contracts	33	0	(2)	0	Other income/(expense), net	0	0
Net investment hedges:
Foreign exchange contracts	132	10	0	0	Other income/(expense), net	1	2

Total	$1,383	$347	$302	$468		$(114)	$(246)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $96 million, $396 million and $(2) million were recognized within net sales, cost of sales and other income/(expense), net, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 29, 2013.

(b)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $63 million and $21 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2012.

(c)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(68) million, $372 million and $(2) million were recognized within net sales, cost of sales and other income/(expense), net, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended June 29, 2013.

(d)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $404 million and $64 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2012.

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. There was one customer that accounted for 13% of the Company’s trade receivables as of June 29, 2013. As of September 29, 2012, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 14% and the other 10%. The Company’s cellular network carriers accounted for 59% and 66% of trade receivables as of June 29, 2013 and September 29, 2012, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 54% and 26% of total non-trade receivables as of June 29, 2013 and three of the Company’s vendors accounted for 45%, 21% and 12% of total non-trade receivables as of September 29, 2012.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 29, 2013 and September 29, 2012 (in millions):

Property, Plant and Equipment

	June 29, 2013	September 29, 2012
Land and buildings	$3,055	$2,439
Machinery, equipment and internal-use software	20,024	15,984
Leasehold improvements	3,810	3,464

Gross property, plant and equipment	26,889	21,887
Accumulated depreciation and amortization	(10,562)	(6,435)

Net property, plant and equipment	$16,327	$15,452

Accrued Expenses

	June 29, 2013	September 29, 2012
Accrued warranty and related costs	$2,717	$1,638
Accrued taxes	1,290	1,535
Deferred margin on component sales	1,255	1,492
Accrued marketing and selling expenses	1,152	910
Accrued compensation and employee benefits	1,006	735
Other current liabilities	6,050	5,104

Total accrued expenses	$13,470	$11,414

Non-Current Liabilities

	June 29, 2013	September 29, 2012
Deferred tax liabilities	$16,070	$13,847
Other non-current liabilities	4,483	2,817

Total other non-current liabilities	$20,553	$16,664

Note 4 – Income Taxes

As of June 29, 2013, the Company recorded gross unrecognized tax benefits of $3.4 billion, of which $1.2 billion, if recognized, would affect the Company’s effective tax rate. As of September 29, 2012, the total amount of gross unrecognized tax benefits was $2.1 billion, of which $889 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $501 million and $401 million of gross interest and penalties accrued as of June 29, 2013 and September 29, 2012, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $125 million and $225 million in the next 12 months.

Note 5 – Long-Term Debt

In May 2013, the Company issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $17 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.

The principal amounts and associated interest rates of the Notes as of June 29, 2013, are as follows:

	June 29, 2013
	Amount (in millions)	Effective Rate
Floating-rate notes, due 2016	$1,000	0.51%
Floating-rate notes, due 2018	2,000	1.10%
Fixed-rate 0.45% notes due 2016	1,500	0.51%
Fixed-rate 1.00% notes due 2018	4,000	1.08%
Fixed-rate 2.40% notes due 2023	5,500	2.44%
Fixed-rate 3.85% notes due 2043	3,000	3.91%

Total	$17,000

The floating-rate notes due 2016 and 2018 bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 0.05% and 0.25%, respectively. To manage the risk associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3 billion designated as cash flow hedges of its floating-rate notes. These hedges effectively convert the floating interest rate on the floating-rate notes to a fixed interest rate. The gains and losses related to changes in the fair value of the interest rate swaps are recorded in OCI with a portion reclassified to interest expense each period to offset changes in interest rates on the floating-rate notes. The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $53 million of interest expense for the three- and nine-month periods ended June 29, 2013. As of June 29, 2013, the aggregate unamortized discount for the Company’s Notes was $42 million.

Future principal payments for the Company’s Notes as of June 29, 2013, are as follows (in millions):

June 29, 2013
2013 (remaining three months)	$0
2014	0
2015	0
2016	2,500
2017	0
Thereafter	14,500

Total	$17,000

As of June 29, 2013, the fair value of the Company’s Notes, based on Level 2 inputs, was $16.1 billion.

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

Dividend and Share Repurchase Program

The Company declared and paid cash dividends per common share during the periods presented as follows:

	2013
	Dividend Per Share	Amount (in millions)
Third quarter	$3.05	$2,789
Second quarter	$2.65	$2,490
First quarter	$2.65	$2,486

No dividends were paid by the Company during the first three quarters of 2012. Future dividends are subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $18 billion had been utilized as of June 29, 2013. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In August 2012, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution to purchase up to $1.95 billion of the Company’s common stock in 2013. In the first quarter of 2013, 2.6 million shares were initially delivered to the Company. In April 2013, the purchase period for the ASR ended and an additional 1.5 million shares were delivered to the Company. In total, 4.1 million shares were delivered under the ASR at an average repurchase price of $478.20 per share. The shares were retired in the quarters they were delivered, and the up-front payment of $1.95 billion was accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the first quarter of 2013.

In April 2013, the Company entered into a new ASR program with two financial institutions to purchase up to $12 billion of the Company’s common stock. In exchange for up-front payments totaling $12 billion, the financial institutions committed to deliver shares during the ASR’s purchase periods, which will end during 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company’s stock during that period. During the third quarter of 2013, 23.5 million shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payments of $12 billion were accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

The Company reflected the ASRs as a repurchase of common stock for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The forward contracts met all of the applicable criteria for equity classification, and, therefore, were not accounted for as derivative instruments.

During the third quarter of 2013, the Company also repurchased 9.0 million shares of its common stock in the open market at an average price of $446.74 per share for a total of $4.0 billion. These shares were retired upon repurchase.

Accumulated Other Comprehensive Income

The following table shows the components of AOCI, net of taxes, as of June 29, 2013 and September 29, 2012 (in millions):

	June 29, 2013	September 29, 2012
Net unrealized gains/losses on marketable securities	$(413)	$731
Net unrecognized gains/losses on derivative instruments	348	(240)
Cumulative foreign currency translation	(169)	8

Accumulated other comprehensive income	$(234)	$499

Equity Awards

A summary of the Company’s RSU activity and related information for the nine months ended June 29, 2013, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	15,005	$344.87
RSUs granted	5,124	$556.98
RSUs vested	(5,574)	$315.62
RSUs cancelled	(901)	$405.36

Balance at June 29, 2013	13,654	$432.42	$5,414

RSUs that vested during the three- and nine-month periods ended June 29, 2013 had fair values of $1.2 billion and $2.9 billion, respectively, as of the vesting date. RSUs that vested during the three- and nine-month periods ended June 30, 2012 had fair values of $1.5 billion and $3.1 billion, respectively, as of the vesting date.

A summary of the Company’s stock option activity and related information for the nine months ended June 29, 2013, is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	6,545	$127.56
Options granted	8	$30.36
Options assumed	29	$210.08
Options cancelled	(6)	$113.46
Options exercised	(1,887)	$107.50

Balance at June 29, 2013	4,689	$136.01	1.3	$1,221

Exercisable at June 29, 2013	4,662	$136.44	1.3	$1,212
Expected to vest after June 29, 2013	27	$60.03	7.8	$9

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $180 million and $738 million for the three- and nine-month periods ended June 29, 2013, respectively, and $332 million and $1.5 billion for the three- and nine-month periods ended June 30, 2012, respectively.

The Company had approximately 28.8 million shares reserved for future issuance under the Company’s stock plans as of June 29, 2013. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

Share-Based Compensation

Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is measured at the grant date and offering date, respectively, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance metrics.

The Company granted 8,000 stock options, which had a weighted-average grant date fair value of $294.84 per share, during the three- and nine-month periods ended June 29, 2013. The Company did not grant any stock options during the three- and nine-month periods ended June 30, 2012. The weighted-average fair value of stock purchase rights per share was $107.98 and $118.96 during the three- and nine-month periods ended June 29, 2013, respectively, and was $114.01 and $102.41 during the three- and nine-months ended June 30, 2012, respectively.

In conjunction with certain business combinations, the Company assumed 29,000 stock options with a weighted-average fair value per share of $407.80 during the nine-month period ended June 29, 2013 and 41,000 stock options with a weighted-average fair value per share of $400.79 during the nine-month period ended June 30, 2012.

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$90	$70	$262	$196
Research and development	245	172	708	500
Selling, general and administrative	243	206	728	596

Total share-based compensation expense	$578	$448	$1,698	$1,292

The income tax benefit related to share-based compensation expense was $197 million and $606 million for the three- and nine-month periods ended June 29, 2013, respectively, and $131 million and $432 million for the three- and nine-month periods ended June 30, 2012, respectively. As of June 29, 2013, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $5.1 billion, which the Company expects to recognize over a weighted-average period of 3.1 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the three-month period ended June 29, 2013, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, and Jeffrey E. Williams and director William V. Campbell had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Note 7 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Beginning accrued warranty and related costs	$3,014	$1,678	$1,638	$1,240
Cost of warranty claims	(1,033)	(436)	(2,566)	(1,301)
Accruals for product warranty	736	323	3,645	1,626

Ending accrued warranty and related costs	$2,717	$1,565	$2,717	$1,565

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either June 29, 2013 or September 29, 2012.

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

As of June 29, 2013, the Company had a total of $3.3 billion of inventory component prepayments outstanding, of which $1.1 billion are classified as other current assets and $2.2 billion are classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $4.2 billion of inventory component prepayments outstanding as of September 29, 2012. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. During the three- and nine-month periods ended June 29, 2013, the Company utilized $269 million and $946 million of inventory component prepayments, respectively.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 29, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.6 billion, of which $3.3 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 29, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.0 billion.

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $1.4 billion as of June 29, 2013, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs and certain manufacturing period expenses. Prior to 2013, the Company did not allocate certain manufacturing costs and variances, including costs related to product tooling and manufacturing process equipment, to its operating segments and instead included these costs and variances in other corporate expenses. In 2013, the Company began allocating these costs and variances to its operating segments and as a result reclassified costs of $146 million and a net credit of $48 million from corporate expenses to its operating segments for the three- and nine-month periods ended June 30, 2012, respectively. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by operating segment for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Americas:
Net sales	$14,405	$12,806	$48,798	$43,702
Operating income	$5,140	$5,161	$17,637	$18,082

Europe:
Net sales	$7,614	$8,237	$29,878	$28,300
Operating income	$2,450	$3,229	$10,308	$11,834

Greater China:
Net sales	$4,641	$5,389	$19,684	$17,106
Operating income	$1,440	$2,468	$6,771	$7,955

Japan:
Net sales	$2,543	$2,009	$10,121	$8,204
Operating income	$1,343	$1,068	$5,158	$4,600

Rest of Asia Pacific:
Net sales	$2,046	$2,498	$9,201	$8,631
Operating income	$729	$878	$3,098	$3,549

Retail:
Net sales	$4,074	$4,084	$15,756	$14,599
Operating income	$667	$828	$3,316	$3,833

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment operating income	$11,769	$13,632	$46,288	$49,853
Share-based compensation expense	(578)	(448)	(1,698)	(1,292)
Other corporate expenses, net	(1,990)	(1,611)	(5,621)	(4,264)

Total operating income	$9,201	$11,573	$38,969	$44,297

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of  future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “anticipates,” “expects,” “believes,” “will,” “would,” “could,” “can,” “future,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 (the “2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Products

In June 2013, the Company announced new versions of its operating systems, iOS 7 and OS X Mavericks, both of which are expected to be available in the fall of 2013. The Company also released updated versions of MacBook Air.

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

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

Inventory Valuation and Valuation of Manufacturing-Related Assets and Estimated Purchase Commitment Cancellation Fees

The Company must order components for its products and build inventory in advance of product shipments and has invested in manufacturing process equipment, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.

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

The Company records accruals for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. Purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, if the Company’s product development plans change, or if there is an unanticipated change in technological requirements for any of the Company’s products, then the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees are identified and recorded.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 7, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Net Sales

The following table shows net sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 29, 2013 and June 30, 2012 (in millions, except unit sales in thousands):

	Three Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012	Change	June 29, 2013	June 30, 2012	Change
Net Sales by Operating Segment:
Americas	$14,405	$12,806	12%	$48,798	$43,702	12%
Europe	7,614	8,237	(8)%	29,878	28,300	6%
Greater China (a)	4,641	5,389	(14)%	19,684	17,106	15%
Japan	2,543	2,009	27%	10,121	8,204	23%
Rest of Asia Pacific	2,046	2,498	(18)%	9,201	8,631	7%
Retail	4,074	4,084	—	15,756	14,599	8%

Total net sales	$35,323	$35,023	1%	$133,438	$120,542	11%

Net Sales by Product:
iPhone (b)	$18,154	$15,821	15%	$71,769	$62,047	16%
iPad (b)	6,374	8,779	(27)%	25,794	23,812	8%
Mac (b)	4,893	4,933	(1)%	15,859	16,604	(4)%
iPod (b)	733	1,060	(31)%	3,838	4,795	(20)%
iTunes, Software and Services (c)	3,990	3,203	25%	11,791	9,394	26%
Accessories (d)	1,179	1,227	(4)%	4,387	3,890	13%

Total net sales	$35,323	$35,023	1%	$133,438	$120,542	11%

Unit Sales by Product:
iPhone	31,241	26,028	20%	116,460	98,136	19%
iPad	14,617	17,042	(14)%	56,954	44,274	29%
Mac	3,754	4,020	(7)%	11,767	13,235	(11)%
iPod	4,569	6,751	(32)%	22,881	29,821	(23)%

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBookstore, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An extra week is added to the Company’s first quarter approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. A 14th week was added to the first quarter of 2012, while the first quarter of 2013 spanned only 13 weeks. Inclusion of the 14th week increased the Company’s overall net sales and operating expenses for the first nine months of 2012 compared to 2013.

Product Performance

iPhone

Net sales of iPhone were $18.2 billion and $71.8 billion in the third quarter and first nine months of 2013, respectively, increases of $2.3 billion or 15% and $9.7 billion or 16% compared to the same periods in 2012. iPhone unit sales totaled 31.2 million and 116.5 million in the third quarter and first nine months of 2013, respectively, increases of 20% and 19% compared to the same periods in 2012. For the first nine months of 2013, iPhone year-over-year growth resulted from strong demand for iPhone in all of the Company’s operating segments primarily due to the launch of iPhone 5 beginning in September 2012 and strong ongoing demand for iPhone 4 and 4S. All of the Company’s operating segments except Greater China experienced increases in net sales and unit sales of iPhone during the third quarter of 2013 compared to the same period in 2012. The year-over-year impact of higher iPhone unit sales was partially offset during the third quarter and first nine months of 2013 by reductions in iPhone average selling prices in almost all of the Company’s operating segments primarily as a result of a shift in product mix towards lower-priced iPhone models, particularly iPhone 4. Net sales of iPhone accounted for 51% and 45% of the Company’s total net sales for the third quarters of 2013 and 2012, respectively, and were 54% and 51% of the Company’s total net sales during the first nine months of 2013 and 2012, respectively.

iPad

Net sales of iPad were $6.4 billion and $25.8 billion in the third quarter and first nine months of 2013, respectively. While iPad net sales during the third quarter of 2013 decreased $2.4 billion or 27% compared to the third quarter of 2012, iPad net sales increased by $2.0 billion or 8% during the first nine months of 2013 compared to the same period in 2012. Unit sales of iPad were 14.6 million and 57.0 million during the third quarter and first nine months of 2013, respectively, a decrease of 14% compared to the third quarter of 2012 and an increase of 29% compared to the first nine months of 2012. The increase in net sales and unit sales of iPad during the first nine months of 2013 resulted from strong growth in unit sales in all of the Company’s operating segments. This growth was driven by the launch of iPad mini and the fourth generation iPad beginning in the first quarter of 2013. The year-over-year growth rate of total iPad unit sales was higher than the growth rate of total iPad net sales during the first nine months of 2013 due to a reduction in average selling prices in all of the Company’s operating segments primarily as a result of the introduction of iPad mini and a price reduction on iPad 2. The year-over-year decrease in net sales of iPad during the third quarter of 2013 compared to the same period in 2012 reflects the reduction in average selling price in all of the Company’s operating segments and lower iPad unit sales in all of the Company’s operating segments except Japan. The launch of the third-generation iPad in many countries around the world beginning March 2012 without a comparable new iPad product introduction in the same period in 2013 contributed to the decline in third quarter iPad unit sales. Net sales of iPad accounted for 18% and 25% of the Company’s total net sales for the third quarters of 2013 and 2012, respectively, and were 19% and 20% of the Company’s total net sales during the first nine months of 2013 and 2012, respectively.

Mac

Net sales of Mac were $4.9 billion and $15.9 billion in the third quarter and first nine months of 2013, respectively, decreases of $40 million or 1% and $745 million or 4% compared to the same periods in 2012. Mac unit sales decreased by 266 thousand or 7% and 1.5 million or 11% in the third quarter and first nine months of 2013 compared to the same periods in 2012. Mac net sales and unit sales for the first nine months of 2013 were relatively flat or somewhat down in all of the Company’s operating segments. The decline in Mac net sales reflects the overall weakness in the market for personal computers. Net sales of Mac accounted for 14% of the Company’s total net sales in the third quarters of 2013 and 2012, respectively, and were 12% and 14% of the Company’s total net sales during the first nine months of 2013 and 2012, respectively.

iTunes, Software and Services

Net sales of iTunes, software and services were $4.0 billion and $11.8 billion in the third quarter and first nine months of 2013, respectively, increases of $787 million or 25% and $2.4 billion or 26% compared to the same periods in 2012. These increases were primarily due to growth in net sales from iTunes, AppleCare and licensing. iTunes generated total net sales of $2.4 billion and $6.9 billion for the third quarter and first nine months of 2013 compared to net sales of $1.8 billion and $5.5 billion during the same periods in 2012. iTunes growth reflects continued growth in the installed base of iOS devices and expanded offerings of iTunes digital content and applications around the world, resulting in higher net sales on the App Store and higher net sales of digital content. Net sales of iTunes, software and services accounted for 11% and 9% of the Company’s total net sales for the third quarters of 2013 and 2012, respectively, and were 9% and 8% of the Company’s total net sales during the first nine months of 2013 and 2012, respectively.

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

Americas

Net sales in the Americas segment increased $1.6 billion or 12% during the third quarter of 2013 compared to the third quarter of 2012, and increased $5.1 billion or 12% during the first nine months of 2013 compared to the same period in 2012. The growth in net sales during the first nine months of 2013 was driven by increased sales of iPhone, increased sales of iPad, particularly iPad mini, and higher sales from iTunes. These increases were partially offset by a decrease in net sales of iPod and, to a lesser extent, Mac. The growth in net sales during the third quarter of 2013 compared to the same period in 2012 primarily reflects growth in net sales of iPhone and higher sales from iTunes, partially offset by declines in net sales of iPad, Mac and iPod. The Americas segment’s net sales were 41% and 37% of the Company’s total net sales in the third quarters of 2013 and 2012, respectively, and 36% of total net sales for both the first nine months of 2013 and 2012.

Europe

Net sales in the Europe segment decreased $623 million or 8% during the third quarter of 2013 compared to the third quarter of 2012, and increased $1.6 billion or 6% during the first nine months of 2013 compared to the same period in 2012. Net sales during the third quarter of 2013 were negatively impacted by reductions of both iPhone and iPad channel inventory, and reflect decreases in net sales of iPad, iPod and, to a lesser extent, Mac. These factors were partially offset by increases in net sales of iPhone and higher sales from iTunes. The growth in net sales during the first nine months of 2013 was primarily driven by increased sales of iPhone, iPad and higher sales from iTunes. These increases were partially offset by decreases in net sales of Mac and iPod. Net sales in the Europe segment continue to be negatively impacted by the region’s uncertain economic conditions. The Europe segment’s net sales were 21% and 23% of the Company’s total net sales in the third quarters of 2013 and 2012, respectively, and 22% and 24% of total net sales for the first nine months of 2013 and 2012, respectively.

Greater China

Net sales in the Greater China segment decreased $748 million or 14% during the third quarter of 2013 compared to the third quarter of 2012, and increased $2.6 billion or 15% during the first nine months of 2013 compared to the same period in 2012. The growth in net sales during the first nine months of 2013 was primarily driven by the launch of iPhone 5 in China during the first quarter of 2013 and by the impact of launching the fourth generation iPad and iPad mini during the second quarter of 2013. The decrease in net sales during the third quarter of 2013 was driven primarily by reduction of both iPhone and iPad channel inventory and a small decrease in demand for iPhone, partially offset by a small increase in demand for iPad. Furthermore, iPad sales in Hong Kong in the third quarter of 2012 were favorably impacted by the launch of the third-generation iPad without a comparable new iPad product introduction in the same period in 2013. The Greater China segment’s net sales were 13% and 15% of the Company’s total net sales for the third quarters of 2013 and 2012, respectively, and 15% and 14% of total net sales for the first nine months of 2013 and 2012, respectively.

Japan

Net sales in the Japan segment increased $534 million or 27% during the third quarter of 2013 compared to the third quarter of 2012, and increased $1.9 billion or 23% during the first nine months of 2013 compared to the same period in 2012. The growth in net sales during the third quarter and first nine months of 2013 resulted primarily from increased unit sales of iPhone and iPad, higher sales from iTunes, and an increase in iPhone channel inventory during the third quarter of 2013. These factors were partially offset by the impact of the increased strength of the U.S. dollar relative to the Japanese Yen. The Japan segment’s net sales were 7% and 6% of the Company’s total net sales for the third quarters of 2013 and 2012, respectively, and 8% and 7% of total net sales for the first nine months of 2013 and 2012, respectively.

Rest of Asia Pacific

Net sales in the Rest of Asia Pacific segment decreased $452 million or 18% during the third quarter of 2013 compared to the third quarter of 2012, and increased $570 million or 7% during the first nine months of 2013 compared to the same period in 2012. The decrease in net sales during the third quarter of 2013 was primarily driven by decreased net sales of iPad and iPod, partially offset by increased net sales of iPhone and higher sales from iTunes. The growth in net sales during the first nine months of 2013 was primarily driven by the launch of iPhone 5 and higher sales from iTunes, partially offset by a decrease in net sales of iPad and Mac. The Rest of Asia Pacific segment’s net sales were 6% and 7% of the Company’s total net sales for the third quarters of 2013 and 2012, respectively, and 7% of total net sales for the first nine months of 2013 and 2012.

Retail

Net sales in the Retail segment decreased $10 million during the third quarter of 2013 compared to the third quarter of 2012, and increased $1.2 billion or 8% during the first nine months of 2013 compared to the same period in 2012. The decrease in net sales during the third quarter of 2013 compared to the same period in 2012 was primarily driven by decreased net sales of iPad and iPod, partially offset by increased net sales of iPhone, Mac, software and services, and accessories. The growth in net sales during the first nine months of 2013 was primarily driven by increased unit sales of iPhone and iPad and increased sales of software and services, and accessories. The Company opened six new retail stores during the third quarter of 2013, five of which were outside the United States, ending the quarter with 408 stores compared to 372 stores at the end of the third quarter of 2012. With an average of 405 and 367 open stores during the third quarter of 2013 and 2012, respectively, average revenue per store decreased to $10.1 million in the third quarter of 2013, compared to $11.1 million in the third quarter of 2012. Average revenue per store was $39.3 million and $40.3 million for the first nine months of 2013 and 2012, respectively. The Retail segment’s net sales were 12% of the Company’s total net sales in both the third quarters of 2013 and 2012 and both the first nine months of 2013 and 2012.

The Retail segment reported operating income of $667 million during the third quarter of 2013 as compared to $828 million during the third quarter of 2012, and reported operating income of $3.3 billion during the first nine months of 2013 compared to $3.8 billion during the first nine months of 2012. The year-over-year decrease in Retail operating income during the third quarter and first nine months of 2013 was primarily attributable to an overall decline in the Retail segment’s gross margin percentage similar to that experienced by the Company overall. As of June 29, 2013, the Retail segment had approximately 41,700 full-time equivalent employees.

Gross Margin

Gross margin for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$35,323	$35,023	$133,438	$120,542
Cost of sales	22,299	20,029	83,005	66,281

Gross margin	$13,024	$14,994	$50,433	$54,261

Gross margin percentage	36.9%	42.8%	37.8%	45.0%

The gross margin percentage in the third quarter of 2013 was 36.9% compared to 42.8% in the third quarter of 2012, and the gross margin percentage for the first nine months of 2013 was 37.8% compared to 45.0% in the first nine months of 2012. The year-over-year decrease in gross margin during the third quarter and first nine months of 2013 was driven by multiple factors including introduction of new versions of existing products with higher cost structures and flat or reduced pricing, introduction of iPad mini with gross margin significantly below the Company’s average product margins, higher expenses associated with changes to certain of the Company’s service policies and other warranty costs, and price reductions on certain products, including iPad 2 and iPhone 4.

The Company expects its gross margin percentage to be lower in 2013 than experienced in 2012, and the Company anticipates gross margin to be between 36% and 37% during the fourth quarter of 2013. The lower gross margin expected in 2013 is largely due to anticipation of a higher mix of new and innovative products with flat or reduced pricing that have higher cost structures and deliver greater value to customers and anticipated component cost and other cost increases. Future strengthening of the U.S. dollar could further negatively impact gross margin.

The foregoing statements regarding the Company’s expected gross margin percentage in 2013 and the fourth quarter of 2013 are forward-looking and could differ from actual results because of several factors including, but not limited to, those discussed below in Part II, Item 1A, “Risk Factors” of this Form 10-Q and those described in this paragraph. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 29, 2013 and June 30, 2012, were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Research and development expense	$1,178	$876	$3,307	$2,475
Percentage of net sales	3%	3%	3%	2%
Selling, general and administrative expense	$2,645	$2,545	$8,157	$7,489
Percentage of net sales	8%	7%	6%	6%
Total operating expenses	$3,823	$3,421	$11,464	$9,964
Percentage of net sales	11%	10%	9%	8%

Research and Development (“R&D”) Expense

R&D expense increased $302 million or 34% during the third quarter of 2013 compared to the third quarter of 2012 and increased $832 million or 34% during the first nine months of 2013 compared to the same period in 2012. These increases were primarily due to an increase in headcount and related expenses to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

SG&A expense increased $100 million or 4% during the third quarter of 2013 compared to the third quarter of 2012, and increased $668 million or 9% during the first nine months of 2013 compared to the same period in 2012. These increases were primarily due to the Company’s continued expansion of its Retail segment and increased headcount and related expenses, partially offset by lower spending on professional services.

Other Income and Expense

Other income and expense for the three- and nine-month periods ended June 29, 2013 and June 30, 2012, was as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest and dividend income	$385	$292	$1,226	$774
Interest expense	(53)	0	(53)	0
Other income/(expense), net	(98)	(4)	(130)	(201)

Total other income/(expense), net	$234	$288	$1,043	$573

Total other income and expense decreased by $54 million during the third quarter of 2013 compared to the third quarter of 2012, and increased by $470 million during the first nine months of 2013 compared to the same period in 2012. The overall decrease in other income and expense during the third quarter of 2013 was due primarily to interest expense on debt and remeasurement losses from foreign exchange rate movements, partially offset by higher interest and dividend income resulting from the Company’s higher cash, cash equivalents and marketable securities balances. The overall increase in other income and expense over the first nine months of 2013 compared to the same period in 2012 was due primarily to higher interest and dividend income on the Company’s higher cash, cash equivalents and marketable securities balances and lower premium expenses on foreign exchange contracts, partially offset by interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.00% and 1.06% in the third quarters of 2013 and 2012, respectively, and 1.04% and 1.03% in the first nine months of 2013 and 2012, respectively.

Provision for Income Taxes

The Company’s effective tax rates for the three- and nine-month periods ended June 29, 2013 were 26.9% and 26.2%, respectively, compared to 25.6% and 25.3% for the three- and nine-month periods ended June 30, 2012, respectively. The Company’s effective rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the third quarter and first nine months of 2013 as compared to the same periods of 2012 is due primarily to a lower proportion of foreign earnings in 2013.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 29, 2013 and September 29, 2012 (in millions):

	June 29, 2013	September 29, 2012
Cash, cash equivalents and marketable securities	$146,620	$121,251
Accounts receivable, net	$8,839	$10,930
Inventories	$1,697	$791
Working capital	$31,900	$19,111

As of June 29, 2013, the Company had $146.6 billion in cash, cash equivalents and marketable securities, an increase of $25.4 billion from September 29, 2012. The principal components of this net increase were the cash generated by operating activities of $43.8 billion and the net proceeds from the issuance of long-term debt of $16.9 billion, which was partially offset by cash used to repurchase common stock of $18 billion, cash used to pay dividends and dividend equivalent rights of $7.8 billion and payments made for acquisition of property, plant and equipment and intangible assets of $6.8 billion.

The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss. As of June 29, 2013 and September 29, 2012, $106.0 billion and $82.6 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company anticipates the cash used for future dividends and the share repurchase program will come from its current domestic cash, cash generated from on-going U.S. operating activities and from borrowings.

Long-Term Debt

In May 2013, the Company issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $17 billion, of which $2.5 billion is due in 2016 and $14.5 billion is due between 2018 and 2043.

Capital Assets

The Company’s capital expenditures were $5.2 billion during the first nine months of 2013 consisting of $309 million for retail store facilities and $4.9 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first nine months of 2013 were $6.2 billion.

The Company anticipates utilizing approximately $8.5 billion for capital expenditures during 2013, including approximately $600 million for retail store facilities and approximately $7.9 billion for other capital expenditures, including for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2013, the Company expects to open approximately 27 new retail stores, with more than three-quarters located outside of the U.S.

Dividend and Share Repurchase Program

In April 2013, the Company announced it was raising its third quarter 2013 cash dividend by 15% to $3.05 per common share. The Company expects to continue to pay quarterly dividends of $3.05 per common share each quarter, subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $18 billion had been utilized as of June 29, 2013. The share repurchase program is expected to be completed by December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act.

Beginning in August 2012 through December 2015, the Company anticipates it will utilize approximately $100 billion to pay dividends, repurchase shares, and to remit withheld taxes related to net share settlement of restricted stock units, of which $29 billion had been utilized through June 29, 2013.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 29, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.6 billion, of which $3.3 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 29, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $13.0 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $1.4 billion as of June 29, 2013, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of June 29, 2013, the Company had non-current deferred tax liabilities of $16.1 billion. Additionally, as of June 29, 2013, the Company had gross unrecognized tax benefits of $3.4 billion and an additional $501 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of June 29, 2013 or September 29, 2012.

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

In the third quarter of 2013, the Company issued $17 billion of long-term debt, which included $3 billion of floating-rate notes. To manage the risk associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3 billion, which, in effect, fixed the interest rate of the floating-rate notes. The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2012 Form 10-K have not changed materially for the nine months ended June 29, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 29, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factors “The Company is frequently involved in intellectual property litigation, and could be found to have infringed on intellectual property rights” and “The Company could be impacted by unfavorable results of legal proceedings” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2013 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

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

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (the “DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. The DOJ’s complaint asserted, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company filed a response to the DOJ complaint in late May 2012, denying the DOJ’s allegations. All five publishers reached a settlement with the DOJ, which required the publishers to terminate their agreements with the Company and renegotiate new agreements pursuant to the terms of their settlement with the DOJ. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court also stated that the plaintiffs in the case were entitled to injunctive relief and that a trial on damages would follow. The Company intends to appeal the District Court’s decision.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2012 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarters ended December 29, 2012 and March 30, 2013, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

In the event of further financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; failure of derivative counterparties and other financial institutions; and restricting the Company’s ability to issue new debt. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

The Company is the only authorized maker of hardware using OS X, which has a minority market share in the personal computer market. This market is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of Internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results also depend on its ability to continually improve the Mac platform to maintain its functional and design advantages.

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

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders, in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. Purchase commitments typically cover forecasted component and manufacturing requirements for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by, among others, natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

The Company’s stock continues to experience substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company believes its stock price reflects expectations of future growth and profitability. The Company also believes its stock price reflects expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet any of these expectations related to future growth, profitability, dividends, share repurchases or other market expectations its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of June 29, 2013, a significant portion of the Company’s trade receivables were concentrated within cellular network carriers, and its non-trade receivables and long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland. The Company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 29, 2013 was as follows:

Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
March 31, 2013 to May 4, 2013:
August 2012 ASR	1,494,992 (b)	(b)	1,494,992 (b)
April 2013 ASR	23,507,518 (c)	(c)	23,507,518 (c)
Open Market Purchases	1,123,668	$444.94	1,123,668
May 5, 2013 to June 1, 2013:
Open Market Purchases	7,830,044	$447.00	7,830,044
June 2, 2013 to June 29, 2013	0	$0	0

Total	33,956,222		33,956,222	$42,050

(a)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. The $42.1 billion represents the remaining amount available to repurchase shares under the authorized repurchase program.

(b)

In August 2012, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution to purchase up to $1.95 billion of the Company’s common stock. In April 2013, the purchase period for the ASR ended and an additional 1,494,992 shares were delivered and retired during the third quarter of 2013. In total, 4,077,774 shares were delivered under the ASR at an average repurchase price of $478.20 per share.

(c)

In April 2013, the Company entered into a new ASR program with two financial institutions to purchase up to $12 billion of the Company’s common stock. In exchange for up-front payments totaling $12 billion, the financial institutions committed to deliver shares during the ASR’s purchase periods, which will end during 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company’s stock during that period. During the third quarter of 2013, 23,507,518 shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payments of $12 billion were accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	3.1	6/27/09

3.2	Amended Bylaws of the Registrant, as of April 20, 2011.	10-Q	3.2	3/26/11

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through May 24, 2012.	10-Q	10.3	6/30/12

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2013	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer