Form 10-K
period 2013-09-28
APPLE INC
filed 2013-10-30
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $416,005,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

899,738,000 shares of common stock were issued and outstanding as of October 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K

For the Fiscal Year Ended September 28, 2013

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

Company Background

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and OS X® operating systems, iCloud®, and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, iBooks Store™, and Mac App Store. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories, through its online and retail stores. The Company sells to consumers; small and mid-sized businesses (“SMB”); and education, enterprise and government customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company is a California corporation established in 1977.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBooks Store allow customers to discover and download applications and books through either a Mac or Windows-based computer or through “iOS devices,” namely iPhone, iPad and iPod touch®. The Company’s Mac App Store allows customers to easily discover, download and install Mac applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes enhancing and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

Business Organization

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Greater China, Rest of Asia Pacific and Retail. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. The Retail segment operates Apple retail stores in 13 countries, including the U.S. Each operating segment provides similar hardware and software products and similar services. The results of the Company’s geographic segments do not include results of the Retail segment. Further information regarding the Company’s operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

Products

iPhone

iPhone is the Company’s line of smartphones that combines a phone, music player, and internet device in one product, and is based on Apple’s iOS Multi-Touch™ operating system. iPhone has an integrated photo and video camera and photo library app, and on qualifying devices, also includes Siri®, a voice activated intelligent assistant. iPhone works with the iTunes Store, the App Store and iBooks Store for purchasing, organizing and playing music, movies, TV shows, podcasts, books, and apps. In addition to apps delivered with iOS, beginning in September 2013, free downloads of iPhoto®, iMovie® and iWork® apps for iOS became available with all new iPhones. iPhone is compatible with both Mac and Windows personal computers and Apple’s iCloud services which provide synchronization of mail, contacts, calendars, apps, music, photos, documents, and more across users’ devices. The latest versions, introduced in September 2013, are iPhone 5c and iPhone 5s.

iPad

iPad and iPad mini™ are the Company’s line of multi-purpose tablets based on Apple’s iOS Multi-Touch operating system. iPad has an integrated photo and video camera and photo library app, and on qualifying devices, also includes Siri. iPad works with the iTunes Store, the iBooks Store, and the App Store for purchasing and playing music, movies, TV shows, podcasts, books, and apps. In addition to apps delivered with iOS for qualifying devices, beginning in September 2013, iPhoto, iMovie and iWork apps for iOS became available as free downloads with all new iPads. iPad is compatible with both Mac and Windows personal computers and Apple’s iCloud services. In October 2013, the Company announced iPad Air™, its fifth generation iPad, and iPad mini with Retina® display.

Mac

Mac is the Company’s line of desktop and portable personal computers. Macs feature Intel microprocessors, the OS X operating system and include Mail, Safari web browser, Messages, Calendars, Reminders, Contacts and the iLife® suite of software apps. The Company’s desktop computers include iMac®, Mac Pro® and Mac mini. The Company’s portable computers include MacBook Pro® and MacBook Air®. Beginning in October 2013, the Company’s iWork productivity suite of apps for OS X became available as free downloads with all new Macs.

iPod

The Company’s iPod line of portable digital music and media players includes iPod touch, iPod nano®, iPod shuffle® and iPod classic®. All iPods work with iTunes to purchase and synchronize content. iPod touch, based on the Company’s iOS Multi-Touch operating system, is a flash-memory-based iPod with an integrated photo and video camera and photo library app, and also includes Siri. iPod touch works with the iTunes Store, the App Store, and the iBooks Store for purchasing and playing music, movies, TV shows, podcasts, books, and apps. In addition to apps delivered with iOS, beginning in September 2013, iPhoto, iMovie and iWork apps for iOS became available as free downloads for all new iPod touches. iPod touch is compatible with both Mac and Windows personal computers and Apple’s iCloud services.

iTunes and the iTunes Store

Apple’s iTunes app, available for both Mac and Windows personal computers, keeps users’ music, movies, and TV shows organized in one place. iTunes is integrated with the iTunes Store, the App Store and the iBooks Store. The iTunes Store allows users to purchase and download music and TV shows and to rent or purchase movies. The iTunes Store also includes hundreds of thousands of free Podcasts on a multitude of subjects. The App Store allows customers to discover and download apps and purchase in-app content. The iBooks Store features e-books from major and independent publishers. iTunes U® allows users to download free lectures, videos, and more from top universities, museums, and other institutions. iTunes also features Genius mixes to find songs that go together and organize them into genre-based mixes and Home Sharing to allow users to stream content from one computer to another computer as well as to iOS devices and newer versions of the Company’s Apple TV. In September 2013, Apple introduced iTunes Radio™, a free Internet streaming service that allows users of iOS devices, Mac and Windows personal computers and Apple TV to personalize radio stations featuring music from the iTunes Store.

Mac App Store

The Mac App Store allows customers to discover, download and install Mac apps. The Mac App Store offers applications in education, games, graphics and design, lifestyle, productivity, utilities and other categories. The Company’s OS X operating system software and its iLife, iWork and other application software titles are also available on the Mac App Store.

iCloud

iCloud is the Company’s cloud service, which stores music, photos, applications, contacts, calendars, documents and more, keeping them up-to-date and available to multiple iOS devices and Mac and Windows personal computers. iCloud’s features include iTunes in the Cloud; Photo Stream; Documents in the Cloud; Contacts; Calendar; Mail; automatic downloads and purchase history for content, applications and books; and iCloud Backup for iOS devices. Users can sign up for free access to iCloud using a device running qualifying versions of iOS or OS X.

Operating System Software

iOS

iOS is the Company’s Multi-Touch operating system that serves as the foundation for iOS devices. iOS 7 is the current version and was released in September 2013. Apps delivered with iOS for qualifying devices include Safari web browser, FaceTime video calling, Maps with turn-by-turn directions, Mail, Contacts, Calendar, Clock, Weather, Calculator, Notes, Reminders, Stocks, Compass, and Messages. Devices running iOS are compatible with both Mac and Windows personal computers and Apple’s iCloud services.

OS X

OS X, the Company’s Mac operating system, is built on an open-source UNIX-based foundation and provides an intuitive and integrated computer experience. OS X Mavericks, released in October 2013, is the tenth major release of OS X. Support for iCloud is built into OS X so users can access content and information from their other Macs, their iOS devices and other supported devices and access downloaded content and apps from the

iTunes Store. In addition to Mail, Safari web browser, Messages, Calendars, Reminders, Contacts and the iLife® suite of software apps, Mavericks also includes a new Maps app and a new iBooks app that both work with their iOS counterparts.

Application Software

iLife

iLife for Mac is the Company’s consumer-oriented digital lifestyle software application suite included with all Mac computers. iLife features iPhoto, a digital photo application for storing, viewing, editing and sharing photos; iMovie, a digital video editing application; and GarageBand®, a music creation application that allows customers to play, record and create music. The Company also has Multi-Touch versions of these iLife applications designed specifically for use on iPhone and iPad, and beginning in September 2013, both iPhoto and iMovie for iOS became available as free downloads with all new iOS devices.

iWork

iWork for Mac is the Company’s integrated productivity suite designed to help users create, present, and publish documents, presentations, and spreadsheets. iWork includes Pages® for word processing and page layout, Keynote® for presentations, and Numbers® for spreadsheets. Beginning in October 2013, the iWork suite of apps for OS X will be available as free downloads with all new Macs. The Company also has iOS Multi-Touch versions of each iWork application designed specifically for use on iOS devices and, beginning in September 2013, they all became available as free downloads with all new iOS devices.

Other Application Software

The Company also sells various other application software, including its professional line of applications, Final Cut Pro®, Logic® Pro X, and its FileMaker® Pro database software.

Displays & Peripheral Products

The Company manufactures the Apple LED Cinema Display™ and Thunderbolt Display. The Company also sells a variety of Apple-branded and third-party Mac-compatible and iOS-compatible peripheral products, including printers, storage devices, computer memory, digital video and still cameras, pointing devices, and various other computing products and supplies.

Apple TV

Apple TV connects to consumers’ high definition TVs and enables them to access iTunes content directly for streaming HD video, playing music and viewing photos. Content from Netflix, YouTube, Flickr, MLB, Hulu Plus, iTunes Radio and other media services is also available. Apple TV allows streaming iTunes content from Macs and Windows personal computers through Home Share and through AirPlay® from compatible Mac and iOS devices. Compatible Mac and iOS devices can also mirror their device screens as well as stream and play games on Apple TV.

iOS and Mac Developer Programs

The Company’s iOS and Mac Developer Programs support app developers with the development, testing and distribution of iOS and Mac apps through the App Store and the Mac App Store. Development tools included with the Company’s Developer Programs include Xcode®, the Company’s integrated development environment for creating apps for iOS devices, including iPhone and iPad, and Mac. Xcode includes project management tools; analysis tools to collect, display and compare app performance data; simulation tools to locally run, test, and debug apps; tools to simplify the design and development of user interfaces; and the latest software development kits for iOS and OS X. The Company’s Developer Programs also provide access to multiple development resources including the Company’s Developer Forums, extensive technical documentation, and sample code. The Company’s Developer Programs also provide developers with access tools and information for submitting their apps to the App Store and the Mac App Store.

Product Support and Services

AppleCare® offers a range of support options for the Company’s customers. These include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, the AppleCare Protection Plan (“APP”) and the AppleCare+ Protection Plan (“AC+”). APP is a fee-based service that typically includes two to three years of phone support, hardware repairs and dedicated web-based support resources. AC+ is a fee-based service available in certain countries for iPhone and iPad. AC+ offers additional coverage under some circumstances for instances of accidental damage in addition to the services offered by APP.

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers and SMBs through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers, and value-added resellers. During 2013, the Company’s net sales through its direct and indirect distribution channels accounted for 30% and 70%, respectively, of total net sales.

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

To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. The Company’s retail stores are typically located at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations the Company is better positioned to ensure a high quality customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. The retail stores employ experienced and knowledgeable personnel who provide product advice, service and training and offer a wide selection of third-party hardware, software, and other accessories and peripherals that complement the Company’s products.

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

No single customer accounted for more than 10% of net sales in 2013, 2012 or 2011.

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

The Company is focused on expanding its market opportunities related to personal computers and mobile communication and media devices. These markets are highly competitive and include many large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The Company’s digital content services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets in which it competes. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iPhone, iPad, Mac, and iPod), software (iOS, OS X and iTunes), online services, and distribution of digital content and applications (iTunes Store, App Store, iBooks Store and Mac App Store). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

Supply of Components

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant pricing fluctuations that can materially adversely affect the Company’s financial condition and operating results.

The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

The Company has entered into various agreements for the supply of components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

While the Company has announced plans to begin manufacturing some Macs in the United States, substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Total research and development expense was $4.5 billion, $3.4 billion and $2.4 billion in 2013, 2012 and 2011, respectively.

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

Many of the Company’s products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of its products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

During 2013, the Company’s domestic and international net sales accounted for 39% and 61%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

While substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia, the Company also performs final assembly of certain products at its manufacturing facility in Ireland. The supply and manufacture of a number of components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties. Information regarding concentration in the available sources of supply of materials and products is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies.”

Business Seasonality and Product Introductions

The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. Product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of the Company’s future pattern of product introductions, future net sales or financial performance.

Warranty

The Company offers a limited parts and labor warranty on most of its hardware products. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In addition, where available, consumers may purchase APP or AC+, which extends service coverage on many of the Company’s hardware products.

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

Employees

As of September 28, 2013, the Company had approximately 80,300 full-time equivalent employees and an additional 4,100 full-time equivalent temporary employees and contractors. Approximately 42,800 of the total full-time equivalent employees worked in the Company’s Retail segment.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Global and regional economic conditions could materially adversely affect the Company.

The Company’s operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values and/or other factors. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence worldwide or regional demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development. The Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing on its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the smartphone market. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

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

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair value. Although the Company believes its provisions related to inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

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

The Company relies on sole-sourced outsourcing partners in the U.S., Asia and Europe to supply and manufacture many critical components, and on outsourcing partners in Asia for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform may have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations may be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions or economic, business, labor, environmental, public health, or political issues.

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

The Company relies on access to third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with numerous third parties to offer their digital content through the iTunes Store. This includes the right to make available music, movies, TV shows and books currently available through the iTunes Store. The licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make available third-party digital content, or to make available such content on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.

Some third-party digital content providers require the Company to provide digital rights management and other security solutions. If requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose and adopt legislation that would force the Company to license its digital rights management, which could lessen the protection of content and subject it to piracy and also could negatively affect arrangements with the Company’s content providers.

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

The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms or at all.

Many of the Company’s products include third-party intellectual property, which requires licenses from those third parties. Based on past experience and industry practice, the Company believes such licenses generally can be obtained on reasonable terms. There is, however, no assurance that the necessary licenses can be obtained on acceptable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, could preclude the Company from selling certain products or otherwise have a material adverse impact on the Company’s financial condition and operating results.

The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights.

The Company is subject to various legal proceedings and claims that have not yet been fully resolved and that have arisen in the ordinary course of business, and additional claims may arise in the future.

For example, technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase. In particular, the Company’s cellular enabled products compete with mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company has significantly increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations, and distracting to management. In recognition of these considerations, the Company may enter into arrangements to settle litigation.

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

The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs, and political instability. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectability risk on its trade receivables with customers in certain international markets. There can be no assurance the Company can effectively limit its credit risk and avoid losses.

The Company’s Retail segment has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

The Company’s retail stores have required substantial investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs.

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

The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online stores and services, preclude retail store transactions, compromise Company or customer data, and result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting.

There may be breaches of the Company’s information technology systems that materially damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores and services, or subject the Company to significant reputational, financial, legal, and operational consequences.

The Company’s business requires it to use and store customer, employee, and business partner personally identifiable information (“PII”). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. Although malicious attacks to gain access to PII affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the amount of PII it manages.

The Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies to secure the transmission and storage of data and prevent access to Company data or accounts. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.

The Company devotes significant resources to network security, data encryption, and other security measures to protect its systems and data, but these security measures cannot provide absolute security. To the extent the Company was to experience a breach of its systems and was unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise adversely impact access to online stores and services. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged, use of the Company’s products and services could decrease, and the Company could be exposed to a risk of loss or litigation and possible liability.

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

The Company’s profit margins vary across its products and distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, component cost increases, the strengthening U.S. dollar, price competition, or the introduction of new products, including those that have higher cost structures with flat or reduced pricing.

The Company has typically experienced higher net sales in its first quarter compared to other quarters due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. The Company could be subject to unexpected developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s logistics, components supply, or manufacturing partners.

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

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

Given the global nature of its business, the Company has both domestic and international investments. Credit ratings and pricing of the Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 28, 2013, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

The Company’s headquarters are located in Cupertino, California. As of September 28, 2013, the Company owned or leased approximately 19.1 million square feet of building space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia-Pacific regions. Of that amount approximately 12.0 million square feet was leased building space, which includes approximately 4.6 million square feet related to retail store space. Of the Company’s owned building space, approximately 2.6 million square feet that is located in Cupertino, California will be demolished to build a second corporate campus. Additionally, the Company owns a total of 1,428 acres of land in various locations.

As of September 28, 2013, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center and facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center. The Company also owned land in Austin, Texas where it is building office space and a customer support call center. In addition, the Company owned facilities for research and development and corporate functions in Cupertino, California, including land for the future development of the Company’s second corporate campus. The Company also owned data centers in Newark, California; Maiden, North Carolina; Prineville, Oregon; and Reno, Nevada. Outside the U.S., the Company owned additional facilities for various purposes.

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

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2013 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

These related cases were filed on January 3, 2005, July 21, 2006 and December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking digital rights management free versions of any songs downloaded from iTunes or an order requiring the Company to license its digital rights management to all competing music players. On September 3, 2013, the U.S. Ninth Circuit Court of Appeals upheld the District Court’s dismissal of the indirect purchaser case, Somers v. Apple Inc. The remaining direct purchaser cases are currently pending.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice (the “DOJ”) filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. The DOJ’s complaint asserted, among other things, that the decision by the five publishers to shift to an agency model to sell eBooks and their agreements with the Company were an attempt to “raise, fix and stabilize retail e-book prices, to end price competition among e-book retailers, and to limit retail price competition.” The Company filed a response to the DOJ complaint in late May 2012, denying the DOJ’s allegations. All five publishers reached a settlement with the DOJ, which required the publishers to terminate their agreements with the Company and renegotiate new agreements pursuant to the terms of their settlement with the DOJ. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years unless the judgment is overturned on appeal. A damages trial is set for May 2014. The Company has appealed the District Court’s decision.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013 price range per share	$513.74 - $401.22	$465.75 - $385.10	$555.00 - $419.00	$676.75 - $501.23

2012 price range per share	$705.07 - $570.00	$644.00 - $522.18	$621.45 - $409.00	$426.70 - $354.24

Holders

As of October 18, 2013, there were 24,710 shareholders of record.

Dividends

The Company paid a total of $10.5 billion and $2.5 billion in dividends during 2013 and 2012, respectively, and expects to pay quarterly dividends of $3.05 per common share each quarter, subject to declaration by the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 28, 2013 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Q4 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
June 30, 2013 to August 3, 2013	2,193	$451.49	2,193
August 4, 2013 to August 31, 2013	7,061	$487.17	7,061
September 1, 2013 to September 28, 2013	1,184	$481.33	1,184

Total	10,438			$37,050

(a)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. The $37.1 billion represents the remaining amount available to repurchase shares under the authorized repurchase program.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Supersector Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Supersector Index as of the market close on September 30, 2008. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100	invested on 9/30/08 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2013 Dow Jones & Co. All rights reserved.

	September 30, 2008	September 30, 2009	September 30, 2010	September 30, 2011	September 30, 2012	September 30, 2013
Apple Inc.	$100	$163	$250	$335	$589	$431
S&P 500 Index	$100	$ 93	$103	$104	$135	$161
S&P Computer Hardware Index	$100	$118	$140	$159	$255	$197
Dow Jones US Technology Supersector Index	$100	$111	$124	$128	$166	$175

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 28, 2013, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2013	2012	2011	2010	2009
Net sales	$170,910	$156,508	$108,249	$65,225	$42,905
Net income	$37,037	$41,733	$25,922	$14,013	$8,235
Earnings per share:
Basic	$40.03	$44.64	$28.05	$15.41	$9.22
Diluted	$39.75	$44.15	$27.68	$15.15	$9.08
Cash dividends declared per share	$11.40	$2.65	$0	$0	$0
Shares used in computing earnings per share:
Basic	925,331	934,818	924,258	909,461	893,016
Diluted	931,662	945,355	936,645	924,712	907,005

Total cash, cash equivalents and marketable securities	$146,761	$121,251	$81,570	$51,011	$33,992
Total assets	$207,000	$176,064	$116,371	$75,183	$47,501
Long-term debt	$16,960	$0	$0	$0	$0
Long-term obligations (a)	$20,208	$16,664	$10,100	$5,531	$3,502
Total liabilities	$83,451	$57,854	$39,756	$27,392	$15,861
Total shareholders’ equity	$123,549	$118,210	$76,615	$47,791	$31,640

(a)	Long-term obligations exclude non-current deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview and Highlights

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

Fiscal 2013 Highlights

Net sales rose 9% or $14.4 billion during 2013 compared to 2012. This resulted from growth in net sales of iPhone; iTunes, software, and services; and iPad. Growth in 2013 reflects strong sales of iPhone 5, strong continuing sales of iPhone 4 and 4s, the introduction of iPhone 5c and 5s, strong performance of the iPad Mini and fourth generation iPad, and continued growth in the Company’s online sales of apps, digital content, and services. Growth in these areas was partially offset by declines in net sales of Mac and iPod. All of the Company’s operating segments experienced increased net sales in 2013, with net sales growth being particularly strong in the Americas, Greater China and Japan operating segments. Similar to 2012, growth in total net sales was higher during the first half of 2013, rising $12.6 billion or 14.7% over the same period in 2012. First half growth in 2013 was driven by iPhone and iPad introductions at or near the beginning of 2013.

During the first quarter of 2013, the Company introduced the fourth generation iPad and iPad Mini, a new MacBook Pro with Retina display, a new iPod touch, a new iMac, and expanded the rollout of iPhone 5 which began in September 2012. In June 2013 at its Worldwide Developer Conference, the Company announced iOS 7 and OS X Mavericks, announced iTunes Radio, introduced a significant upgrade to MacBook Air, and provided a preview of all new Mac Pro desktops expected to be introduced during 2014. In September 2013, the Company introduced iPhone 5s and iPhone 5c, released iOS 7, launched iTunes Radio, and announced that beginning in September 2013 iPhoto, iMovie and iWork apps for iOS would be available as free downloads with all new “iOS devices,” namely iPhone, iPad and iPod touch. In October 2013, the Company announced iPad Air™, its fifth generation iPad, and iPad mini with Retina display.

In April 2013 the Company announced a significant increase to its program to return capital to shareholders by raising the total amount it expected to utilize for the program through December 2015 to $100 billion. This included increasing its share repurchase authorization to $60 billion and raising its quarterly dividend to $3.05 per common share beginning in May 2013. During 2013, the Company utilized $23.0 billion to repurchase common shares and paid dividends of $10.5 billion or $11.40 per common share. In conjunction with its capital return program, in May 2013 the Company issued $17.0 billion of notes with varying maturities through 2043.

Fiscal 2012 Highlights

Overall net sales during 2012 increased $48.3 billion or 45% compared to 2011. All of the Company’s operating segments experienced increased net sales during 2012, primarily a result of strong demand for iPhone and iPad. Growth in total net sales was particularly strong during the first six months of 2012, rising $34.1 billion or 66% compared to the same period in 2011. The net sales growth during the first six months of 2012 reflected the launch of iPhone 4s in the first quarter of 2012 and the Company’s ability to meet demand more quickly for iPhone 4s when compared to the iPhone 4 launch. Growth during the first half of 2012 was also favorably impacted by strong unit sales of iPad during the holiday season, resulting in a 111% increase in iPad unit sales during the first quarter of 2012 compared to the same quarter in 2011. Partially offsetting these positive factors was a decrease in iPod net sales experienced across all operating segments.

In October 2011, the Company introduced iPhone 4s and launched iCloud, the Company’s cloud service that stores user data and keeps it up to date and available on multiple iOS devices and Mac and Windows personal computers. The Company introduced the third generation iPad with Retina display in March 2012 and in June 2012 introduced the MacBook Pro with Retina display and an updated MacBook Air During the fourth quarter of 2012, OS X Mountain Lion was released and iPhone 5 was introduced.

In March 2012, the Company announced a $10 billion share repurchase program that would be executed over three years and announced plans to initiate a quarterly dividend commencing in the fourth quarter of 2012. During the fourth quarter, the Company paid dividends of $2.5 billion or $2.65 per common share.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during 2013, 2012 and 2011 (dollars in millions and units in thousands):

	2013	Change	2012	Change	2011
Net Sales by Operating Segment:
Americas	$62,739	9%	$57,512	50%	$38,315
Europe	37,883	4%	36,323	31%	27,778
Greater China (a)	25,417	13%	22,533	78%	12,690
Japan	13,462	27%	10,571	94%	5,437
Rest of Asia Pacific	11,181	4%	10,741	8%	9,902
Retail	20,228	7%	18,828	33%	14,127

Total net sales	$170,910	9%	$156,508	45%	$108,249

Net Sales by Product:
iPhone (b)	$91,279	16%	$78,692	71%	$45,998
iPad (b)	31,980	3%	30,945	61%	19,168
Mac (b)	21,483	(7)%	23,221	7%	21,783
iPod (b)	4,411	(21)%	5,615	(25)%	7,453
iTunes, software and services (c)	16,051	25%	12,890	38%	9,373
Accessories (d)	5,706	11%	5,145	15%	4,474

Total net sales	$170,910	9%	$156,508	45%	$108,249

Unit Sales by Product:
iPhone	150,257	20%	125,046	73%	72,293
iPad	71,033	22%	58,310	80%	32,394
Mac	16,341	(10)%	18,158	9%	16,735
iPod	26,379	(25)%	35,165	(17)%	42,620

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBooks Store, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2013, 2012 and 2011 ended on September 28, 2013, September 29, 2012 and September 24, 2011, respectively. Both fiscal years 2013 and 2011 spanned 52 weeks. Fiscal year 2012 spanned 53 weeks, with a 14th week added to the first quarter of 2012, as is done approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. Inclusion of the additional week in 2012 increased the Company’s overall net sales and operating expenses for the year.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for 2013, 2012 and 2011 (net sales in millions and units in thousands):

	2013	Change	2012	Change	2011
Net sales	$91,279	16%	$78,692	71%	$45,998
Percentage of total net sales	53%		50%		42%
Unit sales	150,257	20%	125,046	73%	72,293

The growth in iPhone net sales and unit sales during 2013 resulted from increased demand for iPhone in all of the Company’s operating segments primarily due to the launch of iPhone 5 beginning in September 2012 and strong ongoing demand for iPhone 4 and 4s. All of the Company’s operating segments experienced increases in net sales and unit sales of iPhone during 2013 compared to 2012. The year-over-year impact of higher iPhone unit sales in 2013 was partially offset by a 3% decline in iPhone average selling prices (“ASPs”) in 2013 compared to 2012 primarily as a result of a shift in product mix towards lower-priced iPhone models, particularly iPhone 4. All of the Company’s geographic operating segments experienced a decline in iPhone ASPs during 2013.

The year-over-year growth in iPhone net sales and unit sales during 2012 reflects strong demand for iPhone in all of the Company’s operating segments, except for the Rest of Asia Pacific segment. Growth in iPhone sales during 2012 is primarily a result of the launches of iPhone 4s in the first quarter of 2012 and iPhone 5 in the fourth quarter of 2012, ongoing demand during 2012 for iPhone 4 and iPhone 3GS, and expanded distribution with new carriers and resellers.

iPad

The following table presents iPad net sales and unit sales information for 2013, 2012 and 2011 (net sales in millions and units in thousands):

	2013	Change	2012	Change	2011
Net sales	$31,980	3%	$30,945	61%	$19,168
Percentage of total net sales	19%		20%		18%
Unit sales	71,033	22%	58,310	80%	32,394

The growth in net sales and unit sales of iPad during 2013 resulted from growth in iPad unit sales in all of the Company’s operating segments. This growth was driven by the launch of iPad mini and the fourth generation iPad beginning in the first quarter of 2013. The year-over-year growth rate of total iPad unit sales was significantly higher than the growth rate of total iPad net sales for 2013 due to a reduction in iPad ASPs of 15% in 2013 compared to 2012. This decline resulted primarily from introduction of the lower priced iPad mini and the full year impact of the price reduction on iPad 2 made in 2012. The decline in iPad ASPs was experienced to various degrees by all of the Company’s operating segments.

The year-over-year increase in iPad net sales and unit sales during 2012 was driven by strong demand for iPad in all of the Company’s operating segments as a result of the launch of the third generation iPad in March 2012, continued demand for iPad 2, and expanded distribution with new resellers. The year-over-year growth rate of iPad unit sales was higher than the growth rate of iPad net sales during 2012 due to a 10% reduction in ASPs as a result of a shift in product mix toward lower-priced iPad models, a price reduction on iPad 2 and an increase in indirect sales due to expanded distribution through third-party resellers.

Mac

The following table presents Mac net sales and unit sales information for 2013, 2012 and 2011 (net sales in millions and units in thousands):

	2013	Change	2012	Change	2011
Net sales	$21,483	(7)%	$23,221	7%	$21,783
Percentage of total net sales	13%		15%		20%
Unit sales	16,341	(10)%	18,158	9%	16,735

Mac net sales and unit sales for 2013 were down or relatively flat in all of the Company’s operating segments. Mac ASPs increased slightly partially offsetting the impact of lower unit sales on net sales. The decline in Mac unit sales and net sales reflects the overall weakness in the market for personal computers.

The year-over-year growth in Mac net sales and unit sales during 2012 reflects increased demand for Mac portables in all of the Company’s operating segments driven by 2012 releases of updated models of MacBook Air and MacBook Pro, including MacBook Pro with Retina display in June 2012. Partially offsetting the increase in net sales of Mac portables was a decline in net sales of Mac desktops that reflected the overall decline in the market for desktop personal computers during 2012. Additionally, the Company did not introduce updated versions of its Mac desktop products in 2012.

iTunes, Software and Services

The following table presents net sales information of iTunes, software and services for 2013, 2012 and 2011 (in millions):

	2013	Change	2012	Change	2011
iTunes, software and services	$16,051	25%	$12,890	38%	$9,373
Percentage of total net sales	9%		8%		9%

The increase in net sales of iTunes, software and services in 2013 compared to 2012 was primarily due to growth in net sales from the iTunes Store, AppleCare and licensing. The iTunes Store generated a total of $9.3 billion in net sales during 2013, a 24% increase from 2012. Growth in the iTunes Store, which includes the App Store, the Mac App Store and the iBooks Store, reflects continued growth in the installed base of iOS devices, expanded offerings of iOS apps and related in-App purchases, and expanded offerings of iTunes digital content.

The increase in net sales of iTunes, software and services in 2012 compared to 2011 was due primarily to growth of the iTunes Store, which generated total net sales of $7.5 billion for 2012 compared to net sales of $5.4 billion during 2011. The strong results of the iTunes Store in 2012 reflect growth of the App Store; growth of the Company’s customer base; and the continued expansion of third-party audio, video and book content available for sale or rent via the iTunes Store.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Greater China, Japan, Rest of Asia Pacific and Retail. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. The Retail segment operates Apple retail stores in 13 countries, including the U.S. The results of the Company’s geographic segments do not include results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 11, “Segment Information and Geographic Data.”

Americas

The following table presents Americas net sales information for 2013, 2012 and 2011 (in millions):

	2013	Change	2012	Change	2011
Net sales	$62,739	9%	$57,512	50%	$38,315
Percentage of total net sales	37%		37%		35%

The growth in the Americas segment net sales during 2013 was driven by increased sales of iPhone following the introduction of iPhone 5 in September 2012 and iPhone 5s and 5c in September 2013, increased sales from the iTunes Store, and increased sales of iPad, particularly iPad mini. These increases were partially offset by a decrease in net sales of iPod and Mac and a decline in iPad ASPs.

The growth in net sales during 2012 was primarily driven by increased demand for iPhone following the launches of iPhone 4s and iPhone 5, strong demand for the third generation iPad and iPad 2, and higher sales from the iTunes Store.

Europe

The following table presents Europe net sales information for 2013, 2012 and 2011 (in millions):

	2013	Change	2012	Change	2011
Net sales	$37,883	4%	$36,323	31%	$27,778
Percentage of total net sales	22%		23%		26%

Similar to the Americas segment, growth in net sales in the Europe segment during 2013 was primarily driven by increased sales of iPhone, iPad and higher net sales from iTunes. These increases were partially offset by decreases in net sales of Mac and iPod and a decline in iPad ASPs. Net sales in the Europe segment continue to be negatively impacted by unfavorable economic conditions in parts of the region reflected by second half 2013 net sales falling 4% compared to the second half of 2012, which followed an 11% increase in net sales during the first half of 2013.

The growth in net sales during 2012 was primarily driven by strong demand for the third generation iPad and iPad 2, higher sales from the iTunes Store and increased demand for iPhone from the launch of iPhone 4s. iPhone 5 was launched in a limited number of countries in the Europe segment at the end of the fourth quarter of 2012 and did not contribute to the growth in net sales in the Europe segment to the extent it did in other segments. Lower year-over-year growth in net sales in the Europe segment during 2012 compared to the Company’s other geographic segments reflects growth in iPhone unit sales that was well below the growth rates experienced by the Company’s other operating segments, partially offset by strong growth in iPad unit sales. Net sales in the Europe segment were also negatively impacted by the region’s uncertain economic conditions and the strength in the U.S. dollar relative to several European currencies, including the euro.

Greater China

The following table presents Greater China net sales information for 2013, 2012 and 2011 (in millions):

	2013	Change	2012	Change	2011
Net sales	$25,417	13%	$22,533	78%	$12,690
Percentage of total net sales	15%		14%		12%

The growth in net sales in the Greater China segment during 2013 resulted from two major iPhone introductions during the year, iPhone 5 in December 2012 and iPhone 5c and iPhone 5s in September 2013. Further contributing to the growth in 2013 was the introduction of the fourth generation iPad and iPad mini during the second quarter of 2013 and an increase in iPhone channel inventory as of the end of 2013 compared to the end of 2012. While net sales in the China segment were up 13% for all of 2013, net sales for the second half of 2013 declined 4% compared to the second half of 2012.

The growth in net sales during 2012 was mainly due to increased demand for iPhone following the launch of iPhone 4s and strong demand for the third generation iPad and iPad 2. Growth in the Greater China segment was affected by the timing of iPhone and iPad product launches. iPhone 5 was not launched in China during 2012, and the third generation iPad that was introduced by the Company in March 2012 was not launched in China until the fourth quarter of 2012.

Japan

The following table presents Japan net sales information for 2013, 2012 and 2011 (in millions):

	2013	Change	2012	Change	2011
Net sales	$13,462	27%	$10,571	94%	$5,437
Percentage of total net sales	8%		7%		5%

The increase in net sales in the Japan segment during 2013 reflects significant increases in unit volumes of iPhone and iPad, strong growth of iTunes Store net sales and an increase in iPhone channel inventory as of the end of 2013 compared to the end of 2012. These positive factors were partially offset by declines in ASPs for iPhone and iPad and by weakness in the Japanese Yen relative to the U.S. dollar.

The growth in net sales during 2012 was primarily driven by increased demand for iPhone following the launches of iPhone 4s and iPhone 5, expanded distribution with a new iPhone carrier, strong demand for the third generation iPad and iPad 2, higher sales from the iTunes Store, and strength in the Japanese Yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for 2013, 2012 and 2011 (in millions):

	2013	Change	2012	Change	2011
Net sales	$11,181	4%	$10,741	8%	$9,902
Percentage of total net sales	7%		7%		9%

The growth in net sales during 2013 was primarily driven by the launch of iPhone 5 and higher sales from iTunes, partially offset by a decrease in net sales of iPad and Mac.

The growth in net sales during 2012 was mainly due to strong demand for the third generation iPad. The Rest of Asia Pacific segment experienced significantly lower year-over-year growth in net sales compared to all of the Company’s other operating segments due primarily to a decrease in iPhone sales. This decrease reflects the timing of iPhone 5 launches in the Rest of Asia Pacific segment, which only occurred in a limited number of countries during the fourth quarter of 2012.

Retail

The following table presents Retail net sales information for 2013, 2012 and 2011 (in millions, except for store counts):

	2013	Change	2012	Change	2011
Net sales	$20,228	7%	$18,828	33%	$14,127
Percentage of total net sales	12%		12%		13%

U.S. stores	254		250		245
International stores	162		140		112

Total store count	416		390		357

The growth in net sales during 2013 was primarily driven by increased unit sales of iPhone and iPad following the new product introductions in the first half of 2013 and increased sales of services. With an average of 403 and 365 open stores during 2013 and 2012, respectively, average revenue per store decreased to $50.2 million in 2013, compared to $51.5 million in 2012.

The growth in net sales during 2012 was driven primarily by increased demand for iPhone following the launches of iPhone 4s and iPhone 5, strong demand for the third generation iPad and iPad 2, and higher Mac net sales. Lower year-over-year growth in net sales in the Retail segment during 2012 compared to the Company’s other segments reflects the significant growth in iPad indirect distribution channel expansion. With an average of 365 stores and 326 stores during 2012 and 2011, respectively, average revenue per store increased 19% to $51.5 million in 2012 compared to $43.3 million in 2011.

The Retail segment’s operating income was $4.0 billion, $4.6 billion and $3.1 billion during 2013, 2012, and 2011, respectively. The year-over-year decrease in Retail operating income in 2013 is primarily attributable to lower gross margin similar to that experienced by the Company overall, partially offset by higher net sales. The year-over-year increase in Retail operating income in 2012 is primarily attributable to higher overall net sales that resulted in significantly higher average revenue per store during 2012.

Gross Margin

Gross margin for 2013, 2012 and 2011 are as follows (in millions, except gross margin percentages):

	2013	2012	2011
Net sales	$170,910	$156,508	$108,249
Cost of sales	106,606	87,846	64,431

Gross margin	$64,304	$68,662	$43,818

Gross margin percentage	37.6%	43.9%	40.5%

The gross margin percentage in 2013 was 37.6% compared to 43.9% in 2012. The year-over-year decrease in gross margin in 2013 compared to 2012 was driven by multiple factors including introduction of new versions of existing products with higher cost structures and flat or reduced pricing; a shift in sales mix to products with lower margins; introduction of iPad mini with gross margin significantly below the Company’s average product margins; higher expenses associated with changes to certain of the Company’s service policies and other warranty costs; price reductions on certain products, including iPad 2 and iPhone 4; and unfavorable impact from foreign exchange fluctuations.

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

The Company anticipates gross margin during the first quarter of 2014 to be between 36.5% and 37.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the first quarter of 2014 is forward-looking and could differ from actual results. The Company’s future gross margin can be impacted by multiple factors including, but not limited to those set forth above in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for 2013, 2012 and 2011 are as follows (in millions, except for percentages):

	2013	Change	2012	Change	2011
Research and development	$4,475	32%	$3,381	39%	$2,429
Percentage of total net sales	3%		2%		2%
Selling, general and administrative	$10,830	8%	$10,040	32%	$7,599
Percentage of total net sales	6%		6%		7%
Total operating expenses	$15,305	14%	$13,421	34%	$10,028
Percentage of total net sales	9%		9%		9%

Research and Development (“R&D”) Expense

The growth in R&D expense was driven by an increase in headcount and related expenses to support expanded R&D activities. Although total R&D expense increased 32% and 39% in 2013 and 2012, respectively, it remained fairly consistent as a percentage of net sales. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

The growth in SG&A during 2013 was primarily due to the Company’s continued expansion of its Retail segment and increased headcount and related expenses, partially offset by decreased spending on professional services. The growth in SG&A during 2012 was primarily due to the Company’s continued expansion of its Retail segment, increased headcount and related expenses, higher spending on professional services, marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Other income and expense for 2013, 2012 and 2011 are as follows (in millions):

	2013	Change	2012	Change	2011
Interest and dividend income	$1,616		$1,088		$519
Interest expense	(136)		0		0
Other expense, net	(324)		(566)		(104)

Total other income/(expense), net	$1,156	121%	$522	26%	$415

The year-over-year increase in other income and expense during 2013 was due primarily to higher interest and dividend income resulting from the Company’s higher cash, cash equivalents and marketable securities balances and lower premium expenses on foreign exchange contracts, partially offset by interest expense on debt issued in the third quarter of 2013 and remeasurement losses from foreign exchange rate movements. The overall increase in other income and expense in 2012 compared to 2011 was attributable to higher interest and dividend income on the Company’s higher cash, cash equivalents and marketable securities balances, partially offset by higher premium expenses on foreign exchange contracts. The weighted average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.03% during 2013 and 2012 and 0.77% during 2011. The Company had no debt outstanding during 2012 and 2011 and accordingly did not incur any related interest expense.

Provision for Income Taxes

Provision for income taxes and effective tax rates for 2013, 2012 and 2011 are as follows (in millions):

	2013	2012	2011
Provision for income taxes	$13,118	$14,030	$8,283
Effective tax rate	26.2%	25.2%	24.2%

The Company’s effective tax rates for all periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 28, 2013, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $4.2 billion, and deferred tax liabilities of $16.5 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2004 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. The IRS is currently examining the years 2007 through 2012. All IRS audit issues for years prior to 2004 have been resolved. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended September 28, 2013, September 29, 2012 and September 24, 2011 (in millions):

	2013	2012	2011
Cash, cash equivalents and marketable securities	$146,761	$121,251	$81,570
Property, plant and equipment, net	$16,597	$15,452	$7,777
Long-term debt	$16,960	$0	$0
Working capital	$29,628	$19,111	$17,018
Cash generated by operating activities	$53,666	$50,856	$37,529
Cash used in investing activities	$(33,774)	$(48,227)	$(40,419)
Cash generated/(used in) by financing activities	$(16,379)	$(1,698)	$1,444

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

As of September 28, 2013 and September 29, 2012, $111.3 billion and $82.6 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During 2013, cash generated from operating activities of $53.7 billion was a result of $37.0 billion of net income, non-cash adjustments to net income of $10.2 billion and an increase in net change in operating assets and liabilities of $6.5 billion. Cash used in investing activities of $33.8 billion during 2013 consisted primarily of net purchases, sales and maturities of marketable securities of $24.0 billion and cash used to acquire property, plant and equipment of $8.2 billion. Cash used in financing activities during 2013 consisted primarily of cash used to repurchase common stock of $22.9 billion and cash used to pay dividends and dividend equivalent rights of $10.6 billion, partially offset by net proceeds from the issuance of long-term debt of $16.9 billion.

During 2012, cash generated from operating activities of $50.9 billion was a result of $41.7 billion of net income and non-cash adjustments to net income of $9.4 billion, partially offset by a decrease in net operating assets and liabilities of $299 million. Cash used in investing activities during 2012 of $48.2 billion consisted primarily of net purchases, sales and maturities of marketable securities of $38.4 billion and cash used to acquire property, plant and equipment of $8.3 billion. Cash used in financing activities during 2012 of $1.7 billion consisted primarily of cash used to pay dividends and dividend equivalent rights of $2.5 billion.

Capital Assets

The Company’s capital expenditures were $7.0 billion during 2013, consisting of $499 million for retail store facilities and $6.5 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during 2013 were $8.2 billion.

The Company anticipates utilizing approximately $11.0 billion for capital expenditures during 2014, including approximately $550 million for retail store facilities and approximately $10.5 billion for other capital expenditures, including product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2014, the Company expects to open about 30 new retail stores, with approximately two-thirds located outside of the U.S. During 2014, the Company also expects to remodel approximately 20 of its existing stores.

Long-Term Debt

In the third quarter of 2013, the Company issued $17.0 billion of long-term debt, which included $3.0 billion of floating-rate notes. To manage the risk of adverse fluctuations in interest rates associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which, in effect, fixed the interest rate of the floating-rate notes. Of the aggregate principal amount of $17.0 billion, $2.5 billion is due in 2016 and $14.5 billion is due in 2018 through 2043.

Dividend and Stock Repurchase Program

In the third quarter of 2013, the Company raised its cash dividend by 15% to $3.05 per common share. The Company expects to continue to pay quarterly dividends of $3.05 per common share each quarter, subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $23.0 billion had been utilized as of September 28, 2013. The share repurchase program is expected to be completed by December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act.

Beginning in August 2012 through December 2015, the Company anticipates it will utilize approximately $100 billion to pay dividends and dividend equivalent rights, repurchase shares, and remit withheld taxes related to net share settlement of restricted stock units, of which $37.1 billion had been utilized through September 28, 2013. The following table presents the Company’s dividends, share repurchases and net share settlement activity for 2013 and 2012 since the start of the program (in millions):

	Dividends and Dividend Equivalent Rights Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2012	$2,488	$0	$0	$56	$2,544
2013	10,564	13,950	9,000	1,082	34,596

Total	$13,052	$13,950	$9,000	$1,138	$37,140

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 28, 2013 and excludes amounts already recorded on the Consolidated Balance Sheet, except for long-term debt (in millions):

	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years	Total
Long-term debt	$0	$2,500	$6,000	$8,500	$17,000
Operating leases	610	1,200	1,056	1,855	4,721
Purchase obligations	18,616	0	0	0	18,616
Other obligations	1,081	248	16	3	1,348

Total	$20,307	$3,948	$7,072	$10,358	$41,685

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 28, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.7 billion, of which $3.5 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 28, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $18.6 billion.

Other Obligations

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $1.3 billion as of September 28, 2013, that consisted mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 28, 2013, the Company had non-current deferred tax liabilities of $16.5 billion. Additionally, as of September 28, 2013, the Company had gross unrecognized tax benefits of $2.7 billion and an additional $590 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of September 28, 2013 or September 29, 2012.

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

The Company’s process for determining ESPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. Should future facts and circumstances change, the Company’s ESPs and the future rate of related amortization for software upgrades and non-software services related to future sales of these devices could change. Factors subject to change include the unspecified software upgrade rights offered, the estimated value of unspecified software upgrade rights, the estimated or actual costs incurred to provide non-software services, and the estimated period software upgrades and non-software services are expected to be provided.

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

Inventory Valuation and Valuation of Manufacturing-Related Assets and Estimated Purchase Commitment Cancellation Fees

The Company must order components for its products and build inventory in advance of product shipments and has invested in manufacturing process equipment, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.

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

Warranty Costs

The Company provides for the estimated cost of warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates these estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s results of operations.

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

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions and interest rate swaps, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. Given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance these positions will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. Further, the recognition of the gains and losses related to these instruments may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s financial condition and operating results.

Interest Rate Risk

Investments

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income is most sensitive to fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities, the fair value of those securities, as well as costs associated with hedging.

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

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 28, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.7 billion incremental decline in the fair market value of the portfolio. As of September 29, 2012, a similar 100 basis point increase in the yield curve would have resulted in a $2.1 billion incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Long-Term Debt

In the third quarter of 2013, the Company issued $17.0 billion of long-term debt, which included $3.0 billion of floating-rate notes. To manage the risk of fluctuations in interest rates associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which, in effect, fixed the interest rate of the floating-rate notes.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. The Company’s practice is to hedge a portion of its material foreign exchange exposures, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $201 million as of September 28, 2013 compared to a maximum one-day loss in fair value of $200 million as of September 29, 2012. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 28, 2013 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net sales	$170,910	$156,508	$108,249
Cost of sales	106,606	87,846	64,431

Gross margin	64,304	68,662	43,818

Operating expenses:
Research and development	4,475	3,381	2,429
Selling, general and administrative	10,830	10,040	7,599

Total operating expenses	15,305	13,421	10,028

Operating income	48,999	55,241	33,790
Other income/(expense), net	1,156	522	415

Income before provision for income taxes	50,155	55,763	34,205
Provision for income taxes	13,118	14,030	8,283

Net income	$37,037	$41,733	$25,922

Earnings per share:
Basic	$40.03	$44.64	$28.05
Diluted	$39.75	$44.15	$27.68

Shares used in computing earnings per share:
Basic	925,331	934,818	924,258
Diluted	931,662	945,355	936,645

Cash dividends declared per common share	$11.40	$2.65	$0.00

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net income	$37,037	$41,733	$25,922

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $35, $13 and $18, respectively	(112)	(15)	(12)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(351), $73 and $(50), respectively	522	(131)	92
Adjustment for net losses/(gains) realized and included in net income, net of tax expense/(benefit) of $255, $220 and $(250), respectively	(458)	(399)	450

Total change in unrecognized gains/losses on derivative instruments, net of tax	64	(530)	542

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $458, $(421) and $17, respectively	(791)	715	29
Adjustment for net losses/(gains) realized and included in net income, net of tax expense/(benefit) of $82, $68 and $(40), respectively	(131)	(114)	(70)

Total change in unrealized gains/losses on marketable securities, net of tax	(922)	601	(41)

Total other comprehensive income/(loss)	(970)	56	489

Total comprehensive income	$36,067	$41,789	$26,411

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands)

	September 28, 2013	September 29, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$14,259	$10,746
Short-term marketable securities	26,287	18,383
Accounts receivable, less allowances of $99 and $98, respectively	13,102	10,930
Inventories	1,764	791
Deferred tax assets	3,453	2,583
Vendor non-trade receivables	7,539	7,762
Other current assets	6,882	6,458

Total current assets	73,286	57,653

Long-term marketable securities	106,215	92,122
Property, plant and equipment, net	16,597	15,452
Goodwill	1,577	1,135
Acquired intangible assets, net	4,179	4,224
Other assets	5,146	5,478

Total assets	$207,000	$176,064

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$22,367	$21,175
Accrued expenses	13,856	11,414
Deferred revenue	7,435	5,953

Total current liabilities	43,658	38,542

Deferred revenue – non-current	2,625	2,648
Long-term debt	16,960	0
Other non-current liabilities	20,208	16,664

Total liabilities	83,451	57,854

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 899,213 and 939,208 shares issued and outstanding, respectively	19,764	16,422
Retained earnings	104,256	101,289
Accumulated other comprehensive income/(loss)	(471)	499

Total shareholders’ equity	123,549	118,210

Total liabilities and shareholders’ equity	$207,000	$176,064

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except number of shares which are reflected in thousands)

	Common Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income/ (Loss)	Total Share- holders’ Equity

	Shares	Amount
Balances as of September 25, 2010	915,970	$10,668	$37,169	$(46)	$47,791

Net income	0	0	25,922	0	25,922
Other comprehensive income/(loss)	0	0	0	489	489
Share-based compensation	0	1,168	0	0	1,168
Common stock issued under stock plans, net of shares withheld for employee taxes	13,307	561	(250)	0	311
Tax benefit from equity awards, including transfer pricing adjustments	0	934	0	0	934

Balances as of September 24, 2011	929,277	13,331	62,841	443	76,615

Net income	0	0	41,733	0	41,733
Other comprehensive income/(loss)	0	0	0	56	56
Dividends and dividend equivalent rights declared	0	0	(2,523)	0	(2,523)
Share-based compensation	0	1,740	0	0	1,740
Common stock issued under stock plans, net of shares withheld for employee taxes	9,931	200	(762)	0	(562)
Tax benefit from equity awards, including transfer pricing adjustments	0	1,151	0	0	1,151

Balances as of September 29, 2012	939,208	16,422	101,289	499	118,210

Net income	0	0	37,037	0	37,037
Other comprehensive income/(loss)	0	0	0	(970)	(970)
Dividends and dividend equivalent rights declared	0	0	(10,676)	0	(10,676)
Repurchase of common stock	(46,976)	0	(22,950)	0	(22,950)
Share-based compensation	0	2,253	0	0	2,253
Common stock issued under stock plans, net of shares withheld for employee taxes	6,981	(143)	(444)	0	(587)
Tax benefit from equity awards, including transfer pricing adjustments	0	1,232	0	0	1,232

Balances as of September 28, 2013	899,213	$19,764	$104,256	$(471)	$123,549

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Cash and cash equivalents, beginning of the year	$10,746	$9,815	$11,261

Operating activities:
Net income	37,037	41,733	25,922
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	6,757	3,277	1,814
Share-based compensation expense	2,253	1,740	1,168
Deferred income tax expense	1,141	4,405	2,868
Changes in operating assets and liabilities:
Accounts receivable, net	(2,172)	(5,551)	143
Inventories	(973)	(15)	275
Vendor non-trade receivables	223	(1,414)	(1,934)
Other current and non-current assets	1,080	(3,162)	(1,391)
Accounts payable	2,340	4,467	2,515
Deferred revenue	1,459	2,824	1,654
Other current and non-current liabilities	4,521	2,552	4,495

Cash generated by operating activities	53,666	50,856	37,529

Investing activities:
Purchases of marketable securities	(148,489)	(151,232)	(102,317)
Proceeds from maturities of marketable securities	20,317	13,035	20,437
Proceeds from sales of marketable securities	104,130	99,770	49,416
Payments made in connection with business acquisitions, net	(496)	(350)	(244)
Payments for acquisition of property, plant and equipment	(8,165)	(8,295)	(4,260)
Payments for acquisition of intangible assets	(911)	(1,107)	(3,192)
Other	(160)	(48)	(259)

Cash used in investing activities	(33,774)	(48,227)	(40,419)

Financing activities:
Proceeds from issuance of common stock	530	665	831
Excess tax benefits from equity awards	701	1,351	1,133
Taxes paid related to net share settlement of equity awards	(1,082)	(1,226)	(520)
Dividends and dividend equivalent rights paid	(10,564)	(2,488)	0
Repurchase of common stock	(22,860)	0	0
Proceeds from issuance of long-term debt, net	16,896	0	0

Cash generated by/(used in) financing activities	(16,379)	(1,698)	1,444

Increase/(decrease) in cash and cash equivalents	3,513	931	(1,446)

Cash and cash equivalents, end of the year	$14,259	$10,746	$9,815

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$9,128	$7,682	$3,338

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

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2013, 2012 and 2011 ended on September 28, 2013, September 29, 2012 and September 24, 2011, respectively. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Fiscal year 2012 spanned 53 weeks, with a 14th week included in the first quarter of 2012. Fiscal years 2013 and 2011 spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

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

For sales of qualifying versions of iPhone, iPad and iPod touch (“iOS devices”), Mac and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades and features to the essential software bundled with each of these hardware products free of charge to customers. Essential software for iOS devices includes iOS and related applications and for Mac includes OS X and related applications. The Company also provides various non-software services to owners of qualifying versions of iOS devices and Mac.

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

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers would be reluctant to buy unspecified software upgrade rights for the essential software included with its qualifying hardware products. This view is primarily based on the fact that unspecified software upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. The Company also believes its customers would be unwilling to pay a significant amount for access to the non-software services because other companies offer similar services at little or no cost to users. Therefore, the Company has concluded that if it were to sell upgrade rights or access to the non-software services on a standalone basis, including those rights and services attached to iOS devices, Mac and Apple TV, the selling prices would be relatively low. Key factors considered by the Company in developing the ESPs for software upgrade rights include prices charged by the Company for similar offerings, market trends in the pricing of Apple-branded and third-party Mac and iOS compatible software, the nature of the upgrade rights (e.g., unspecified versus specified), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider additional factors as appropriate, including the impact of other products and services provided to customers, the pricing of competitive alternatives if they exist, product-specific business objectives, and the length of time a particular version of a device has been available. When relevant, the same factors are considered by the Company in developing ESPs for offerings such as the non-software services with additional consideration given to the estimated cost to provide such services.

In 2013, 2012 and 2011, the Company’s combined ESPs for the unspecified software upgrade rights and the rights to receive the non-software services included with its qualifying hardware devices have ranged from $5 to $25. Beginning in September 2013, the combined ESPs for iPhone and iPad were increased by up to $5 to reflect additions to unspecified software upgrade rights due to expansion of essential software bundled with these devices. Accordingly, the range of combined ESPs for iPhone and iPad as of September 2013 is $15 to $25. Beginning in October 2013, the Company anticipates increasing the combined ESPs for Mac from $20 to $40 to reflect additions to unspecified software upgrade rights related to expansion of bundled essential software. Revenue allocated to such rights is deferred and recognized on a straight-line basis over the estimated period the rights are expected to be provided for each device, which ranges from two to four years.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2013, 2012 and 2011.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was $1.1 billion, $1.0 billion and $933 million for 2013, 2012 and 2011, respectively.

Share-based Compensation

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is measured at the grant date and offering date, respectively, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance metrics. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. In addition, the Company recognizes the indirect effects of share-based compensation on research and development tax credits, foreign tax credits and domestic manufacturing deductions in the Consolidated Statements of Operations. Further information regarding share-based compensation can be found in Note 9, “Benefit Plans” of this Form 10-K.

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

The following table shows the computation of basic and diluted earnings per share for 2013, 2012, and 2011 (in thousands, except net income in millions and per share amounts):

	2013	2012	2011
Numerator:
Net income	$37,037	$41,733	$25,922

Denominator:
Weighted-average shares outstanding	925,331	934,818	924,258
Effect of dilutive securities	6,331	10,537	12,387

Weighted-average diluted shares	931,662	945,355	936,645

Basic earnings per share	$40.03	$44.64	$28.05

Diluted earnings per share	$39.75	$44.15	$27.68

Potentially dilutive securities representing 4.2 million, 1.0 million and 1.7 million shares of common stock for 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company had no fair value hedges in 2013, 2012 and 2011. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. Derivatives that do not qualify as hedges are adjusted to fair value through current income.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between two to five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $5.8 billion, $2.6 billion and $1.6 billion during 2013, 2012 and 2011, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant and equipment, inventory component prepayments, and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments, and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company did not record any significant impairments during 2013, 2012 and 2011.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2013, 2012 and 2011. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. In 2013 and 2012, the Company’s goodwill was allocated to the Americas and Europe reportable operating segments.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from three to seven years.

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

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in AOCI in shareholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of September 28, 2013 and September 29, 2012 (in millions):

	2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,705	$0	$0	$8,705	$8,705	$0	$0
Level 1:
Money market funds	1,793	0	0	1,793	1,793	0	0
Mutual funds	3,999	0	(197)	3,802	0	3,802	0

Subtotal	5,792	0	(197)	5,595	1,793	3,802	0

Level 2:
U.S. Treasury securities	27,642	24	(47)	27,619	431	7,554	19,634
U.S. agency securities	16,878	12	(52)	16,838	177	3,412	13,249
Non-U.S. government securities	5,545	35	(137)	5,443	50	313	5,080
Certificates of deposit and time deposits	2,344	0	0	2,344	1,264	844	236
Commercial paper	2,998	0	0	2,998	1,835	1,163	0
Corporate securities	54,586	275	(252)	54,609	0	8,077	46,532
Municipal securities	6,257	45	(22)	6,280	4	1,114	5,162
Mortgage- and asset-backed securities	16,396	23	(89)	16,330	0	8	16,322

Subtotal	132,646	414	(599)	132,461	3,761	22,485	106,215

Total	$147,143	$414	$(796)	$146,761	$14,259	$26,287	$106,215

	2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$3,109	$0	$0	$3,109	$3,109	$0	$0
Level 1:
Money market funds	1,460	0	0	1,460	1,460	0	0
Mutual funds	2,385	79	(2)	2,462	0	2,462	0

Subtotal	3,845	79	(2)	3,922	1,460	2,462	0

Level 2:
U.S. Treasury securities	20,088	21	(1)	20,108	2,608	3,525	13,975
U.S. agency securities	19,540	58	(1)	19,597	1,460	1,884	16,253
Non-U.S. government securities	5,483	183	(2)	5,664	84	1,034	4,546
Certificates of deposit and time deposits	2,189	2	0	2,191	1,106	202	883
Commercial paper	2,112	0	0	2,112	909	1,203	0
Corporate securities	46,261	568	(8)	46,821	10	7,455	39,356
Municipal securities	5,645	74	0	5,719	0	618	5,101
Mortgage- and asset-backed securities	11,948	66	(6)	12,008	0	0	12,008

Subtotal	113,266	972	(18)	114,220	6,177	15,921	92,122

Total	$120,220	$1,051	$(20)	$121,251	$10,746	$18,383	$92,122

The net unrealized losses as of September 28, 2013 and the net unrealized gains as of September 29, 2012 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. During 2013, 2012 and 2011, the net realized gains recognized by the Company were not significant. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of September 28, 2013 and September 29, 2012, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of September 28, 2013, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During 2013, 2012 and 2011 the Company did not recognize any significant impairment charges.

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company hedges a portion of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.

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

The Company had net deferred losses of $175 million and $240 million associated with cash flow hedges, net of taxes, recorded in AOCI as of September 28, 2013 and September 29, 2012, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized as a component of other income/(expense), net in the same period as the related income or expense is recognized. The Company’s hedged foreign currency transactions and hedged interest rate transactions as of September 28, 2013 are expected to occur within 12 months and five years, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2013, 2012 and 2011.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of September 28, 2013 and September 29, 2012. The ineffective portions of and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during 2013, 2012 and 2011, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 28, 2013 and September 29, 2012 (in millions):

	2013		2012
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:

Foreign exchange contracts	$35,013	$159	$41,970	$140
Interest rate contracts	$3,000	$44	$0	$0

Instruments not designated as accounting hedges:

Foreign exchange contracts	$16,131	$25	$13,403	$12

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of September 28, 2013 and September 29, 2012, the Company posted $164 million and $278 million, respectively, of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as other current assets in the Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of September 28, 2013 or September 29, 2012.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012 (in millions):

	2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$145	$25	$170
Interest rate contracts	$44	$0	$44

Derivative liabilities (b):
Foreign exchange contracts	$389	$46	$435

	2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$138	$12	$150

Derivative liabilities (b):
Foreign exchange contracts	$516	$41	$557

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Consolidated Statements of Operations for the years ended September 28, 2013 and September 29, 2012 (in millions):

	Gains/(Losses) Recognized in OCI – Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income – Effective Portion		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 28, 2013	September 29, 2012	September 28, 2013 (a)	September 29, 2012 (b)	Location	September 28, 2013	September 29, 2012
Cash flow hedges:
Foreign exchange contracts	$891	$(175)	$676	$607	Other income/ (expense), net	$(301)	$(658)
Interest rate contracts	12	0	(6)	0	Other income/ (expense), net	0	0
Net investment hedges:
Foreign exchange contracts	143	(5)	0	0	Other income/ (expense), net	1	3

Total	$1,046	$(180)	$670	$607		$(300)	$(655)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $44 million, $632 million and $(6) million were recognized within net sales, cost of sales and other income/(expense), net, respectively, within the Consolidated Statement of Operations for the year ended September 28, 2013.

(b)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $537 million and $70 million were recognized within net sales and cost of sales, respectively, within the Consolidated Statement of Operations for the year ended September 29, 2012.

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

As of September 28, 2013, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 13% and the other 10%. As of September 29, 2012, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 14% and the other 10%. The Company’s cellular network carriers accounted for 68% and 66% of trade receivables as of September 28, 2013 and September 29, 2012, respectively. The additions and write-offs to the Company’s allowance for doubtful accounts during 2013, 2012 and 2011 were not significant.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from three of the Company’s vendors accounted for 47%, 21% and 15% of total non-trade receivables as of September 28, 2013 and vendor non-trade receivables from three of the Company’s vendors accounted for 45%, 21% and 12% of total non-trade receivables as of September 29, 2012. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time any profit is recognized as a reduction of cost of sales.

Note 3 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated balance sheet details as of September 28, 2013 and September 29, 2012 (in millions):

Inventories

	2013	2012
Components	$683	$124
Finished goods	1,081	667

Total inventories	$1,764	$791

Property, Plant and Equipment

	2013	2012
Land and buildings	$3,309	$2,439
Machinery, equipment and internal-use software	21,242	15,984
Leasehold improvements	3,968	3,464

Gross property, plant and equipment	28,519	21,887
Accumulated depreciation and amortization	(11,922)	(6,435)

Net property, plant and equipment	$16,597	$15,452

Accrued Expenses

	2013	2012
Accrued warranty and related costs	$2,967	$1,638
Accrued taxes	1,200	1,535
Deferred margin on component sales	1,262	1,492
Accrued marketing and selling expenses	1,291	910
Accrued compensation and employee benefits	959	735
Other current liabilities	6,177	5,104

Total accrued expenses	$13,856	$11,414

Non-Current Liabilities

	2013	2012
Deferred tax liabilities	$16,489	$13,847
Other non-current liabilities	3,719	2,817

Total other non-current liabilities	$20,208	$16,664

Other Income and Expense

The following table shows the detail of other income and expense for 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Interest and dividend income	$1,616	$1,088	$519
Interest expense	(136)	0	0
Other expense, net	(324)	(566)	(104)

Total other income/(expense), net	$1,156	$522	$415

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of September 28, 2013 and September 29, 2012 (in millions):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired intangible assets	$6,081	$(2,002)	$4,079	$5,166	$(1,042)	$4,124
Indefinite lived and non-amortizable trademarks	100	0	100	100	0	100

Total acquired intangible assets	$6,181	$(2,002)	$4,179	$5,266	$(1,042)	$4,224

During 2013 and 2012, the Company completed various business acquisitions. In 2013, the aggregate cash consideration, net of cash acquired, was $496 million, of which $419 million was allocated to goodwill, $179 million to acquired intangible assets and $102 million to net liabilities assumed. In 2012, the aggregate cash consideration, net of cash acquired, was $350 million, of which $245 million was allocated to goodwill, $113 million to acquired intangible assets and $8 million to net liabilities assumed.

The Company’s gross carrying amount of goodwill was $1.6 billion and $1.1 billion as of September 28, 2013 and September 29, 2012, respectively. The Company did not have any goodwill impairment during 2013, 2012 or 2011.

Amortization expense related to acquired intangible assets was $960 million, $605 million and $192 million in 2013, 2012 and 2011, respectively. As of September 28, 2013 the remaining weighted-average amortization period for acquired intangible assets is 4.5 years. The expected annual amortization expense related to acquired intangible assets as of September 28, 2013, is as follows (in millions):

2014	$1,050
2015	985
2016	833
2017	606
2018	434
Thereafter	171

Total	$4,079

Note 5 – Income Taxes

The provision for income taxes for 2013, 2012 and 2011, consisted of the following (in millions):

	2013	2012	2011
Federal:
Current	$9,334	$7,240	$3,884
Deferred	1,878	5,018	2,998

	11,212	12,258	6,882

State:
Current	1,084	1,182	762
Deferred	(311)	(123)	37

	773	1,059	799

Foreign:
Current	1,559	1,203	769
Deferred	(426)	(490)	(167)

	1,133	713	602

Provision for income taxes	$13,118	$14,030	$8,283

The foreign provision for income taxes is based on foreign pre-tax earnings of $30.5 billion, $36.8 billion and $24.0 billion in 2013, 2012 and 2011, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by subsidiaries organized in Ireland, which has a statutory tax rate of 12.5%. As of September 28, 2013, U.S. income taxes have not been provided on a cumulative total of $54.4 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $18.4 billion.

As of September 28, 2013 and September 29, 2012, $111.3 billion and $82.6 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2013, 2012 and 2011) to income before provision for income taxes for 2013, 2012 and 2011, is as follows (in millions):

	2013	2012	2011
Computed expected tax	$17,554	$19,517	$11,973
State taxes, net of federal effect	508	677	552
Indefinitely invested earnings of foreign subsidiaries	(4,614)	(5,895)	(3,898)
Research and development credit, net	(287)	(103)	(167)
Domestic production activities deduction	(308)	(328)	(168)

Other	265	162	(9)

Provision for income taxes	$13,118	$14,030	$8,283

Effective tax rate	26.2%	25.2%	24.2%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $643 million, $1.4 billion and $1.1 billion in 2013, 2012 and 2011, respectively, which were reflected as increases to common stock.

As of September 28, 2013 and September 29, 2012, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2013	2012
Deferred tax assets:
Accrued liabilities and other reserves	$1,892	$1,346
Deferred revenue	1,475	1,145
Basis of capital assets and investments	1,020	451
Share-based compensation	458	411
Other	1,029	947

Total deferred tax assets	5,874	4,300
Less valuation allowance	0	0

Deferred tax assets, net of valuation allowance	5,874	4,300

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	18,044	14,712
Other	112	456

Total deferred tax liabilities	18,156	15,168

Net deferred tax liabilities	$(12,282)	$(10,868)

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

As of September 28, 2013, the total amount of gross unrecognized tax benefits was $2.7 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate. As of September 29, 2012, the total amount of gross unrecognized tax benefits was $2.1 billion, of which $889 million, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2013, 2012 and 2011, is as follows (in millions):

	2013	2012	2011
Beginning Balance	$2,062	$1,375	$943
Increases related to tax positions taken during a prior year	745	340	49
Decreases related to tax positions taken during a prior year	(118)	(107)	(39)
Increases related to tax positions taken during the current year	626	467	425
Decreases related to settlements with taxing authorities	(592)	(3)	0
Decreases related to expiration of statute of limitations	(9)	(10)	(3)

Ending Balance	$2,714	$2,062	$1,375

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 28, 2013 and September 29, 2012, the total amount of gross interest and penalties accrued was $590 million and $401 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2013, 2012 and 2011 of $189 million, $140 million and $14 million, respectively.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2004 are closed. The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2004 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. The IRS is currently examining the years 2007 through 2012. In addition, the Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 1989 and 2002, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

Note 6 – Long-Term Debt

In May 2013, the Company issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $17.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.

The principal amounts and associated interest rates of the Notes as of September 28, 2013, are as follows:

	Amount (in millions)	Effective Rate
Floating-rate notes, due 2016	$1,000	0.51%
Floating-rate notes, due 2018	2,000	1.10%
Fixed-rate 0.45% notes due 2016	1,500	0.51%
Fixed-rate 1.00% notes due 2018	4,000	1.08%
Fixed-rate 2.40% notes due 2023	5,500	2.44%
Fixed-rate 3.85% notes due 2043	3,000	3.91%

Total	$17,000

The floating-rate notes due 2016 and 2018 bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 0.05% and 0.25%, respectively. To manage the risk of fluctuations in interest rates associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion designated as cash flow hedges of its floating-rate notes. These hedges effectively convert the floating interest rate on the floating-rate notes to a fixed interest rate. The gains and losses related to changes in the fair value of the interest rate swaps are recorded in OCI with a portion reclassified to interest expense each period to offset changes in interest rates on the floating-rate notes. The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $136 million of interest expense for the year ended September 28, 2013. As of September 28, 2013, the aggregate unamortized discount for the Company’s Notes was $40 million.

Future principal payments for the Company’s Notes as of September 28, 2013, are as follows (in millions):

2014	$0
2015	0
2016	2,500
2017	0
2018	6,000
Thereafter	8,500

Total	$17,000

As of September 28, 2013, the fair value of the Company’s Notes, based on Level 2 inputs, was $15.9 billion.

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

Dividend and Stock Repurchase Program

The Company declared and paid cash dividends per common share during the periods presented as follows:

	2013
	Dividends Per Share	Amount (in millions)
First quarter	$2.65	$2,486
Second quarter	$2.65	2,490
Third quarter	$3.05	2,789
Fourth quarter	$3.05	2,763

		$10,528

The Company paid cash dividends of $2.65 per share, totaling $2.5 billion, during the fourth quarter of 2012. Future dividends are subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $23.0 billion had been utilized as of September 28, 2013. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In August 2012, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution to purchase up to $1.95 billion of the Company’s common stock in 2013. In the first quarter of 2013, 2.6 million shares were initially delivered to the Company. In April 2013, the purchase period for the ASR ended and an additional 1.5 million shares were delivered to the Company. In total, 4.1 million shares were delivered under the ASR at an average repurchase price of $478.20 per share. The shares were retired in the quarters they were delivered, and the up-front payment of $1.95 billion was accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet in the first quarter of 2013.

In April 2013, the Company entered into a new ASR program with two financial institutions to purchase up to $12 billion of the Company’s common stock. In exchange for up-front payments totaling $12 billion, the financial institutions committed to deliver shares during the ASR’s purchase periods, which will end during 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company’s stock during that period. During the third quarter of 2013, 23.5 million shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payments of $12 billion were accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet.

The Company reflected the ASRs as a repurchase of common stock for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The forward contracts met all of the applicable criteria for equity classification, and, therefore, were not accounted for as derivative instruments.

During 2013, the Company repurchased 19.4 million shares of its common stock in the open market at an average price of $464.11 per share for a total of $9.0 billion. These shares were retired upon repurchase.

Note 8 – Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table shows the components of AOCI, net of taxes, as of September 28, 2013 and September 29, 2012 (in millions):

	2013	2012
Cumulative foreign currency translation	$(105)	$8
Net unrecognized gains/losses on derivative instruments	(175)	(240)
Net unrealized gains/losses on marketable securities	(191)	731

Accumulated other comprehensive income/(loss)	$(471)	$499

Note 9 – Benefit Plans

Stock Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based equity grants to employees, including executive officers. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. Options granted under the 2003 Plan generally expire seven to ten years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual, semi-annual or quarterly vesting. RSUs granted under the 2003 Plan generally vest over two to four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to an award granted under the 2003 Plan (other than a stock option or stock appreciation right) reduces the number of shares available for grant under the plan by two shares, whereas shares issued in respect of an option or stock appreciation right count against the number of shares available for grant on a one-for-one basis. All RSUs, other than RSUs held by the Chief Executive Officer, granted under the 2003 Plan have dividend equivalent rights (“DER”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DER are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DER are accumulated and paid when the underlying shares vest. As of September 28, 2013, approximately 28.3 million shares were reserved for future issuance under the 2003 Plan.

1997 Director Stock Plan

The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. All RSUs granted under the Director Plan are entitled to DER. As of September 28, 2013, approximately 176,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2013, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, Daniel Riccio and Jeffrey E. Williams and director William V. Campbell had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 28, 2013, approximately 1.8 million shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($17,500 for calendar year 2013). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the 401(k) Plan were $135 million, $114 million and $90 million in 2013, 2012 and 2011, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for 2013, 2012 and 2011, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 25, 2010	13,034	$165.63
RSUs granted	6,667	$312.63
RSUs vested	(4,513)	$168.08
RSUs cancelled	(742)	$189.08

Balance at September 24, 2011	14,446	$231.49
RSUs granted	7,799	$431.35
RSUs vested	(6,305)	$205.27
RSUs cancelled	(935)	$256.01

Balance at September 29, 2012	15,005	$344.87
RSUs granted	5,631	$547.62
RSUs vested	(6,042)	$321.73
RSUs cancelled	(1,268)	$401.17

Balance at September 28, 2013	13,326	$435.70	$6,433

The fair value as of the respective vesting dates of RSUs was $3.1 billion, $3.3 billion and $1.5 billion for 2013, 2012 and 2011, respectively. The majority of RSUs that vested in 2013, 2012 and 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 2.2 million, 2.3 million and 1.6 million for 2013, 2012 and 2011, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $1.1 billion, $1.2 billion and $520 million in 2013, 2012 and 2011, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Options

A summary of the Company’s stock option activity and related information for 2013, 2012 and 2011, is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at September 25, 2010	21,725	$90.46
Options granted	1	$342.62
Options cancelled	(163)	$128.42
Options exercised	(9,697)	$67.63

Balance at September 24, 2011	11,866	$108.64
Options assumed	41	$30.86
Options cancelled	(25)	$103.22
Options exercised	(5,337)	$84.85

Balance at September 29, 2012	6,545	$127.56
Options granted	8	$30.36
Options assumed	29	$210.08
Options cancelled	(8)	$108.87
Options exercised	(2,480)	$108.33

Balance at September 28, 2013	4,094	$139.65	1.1	$1,405

Exercisable at September 28, 2013	4,072	$140.07	1.0	$1,396

Expected to vest after September 28, 2013	22	$61.93	7.8	$9

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $1.0 billion, $2.3 billion and $2.6 billion for 2013, 2012 and 2011, respectively.

Share-based Compensation

The Company granted 8,000 and 1,370 stock options during 2013 and 2011, respectively. The weighted-average grant date fair value per share of stock options granted during 2013 and 2011 was $294.84 and $181.13, respectively. The Company did not grant any stock options during 2012.

During 2013 and 2012, in conjunction with certain business combinations, the Company assumed 29,000 and 41,000 stock options, respectively, which had a weighted-average fair value per share of $407.80 and $405.39, respectively. The Company did not assume any stock options during 2011.

The weighted-average fair value of stock purchase rights per share was $115.19, $108.44 and $71.47 during 2013, 2012 and 2011, respectively.

The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Cost of sales	$350	$265	$200
Research and development	917	668	450
Selling, general and administrative	986	807	518

Total share-based compensation expense	$2,253	$1,740	$1,168

The income tax benefit related to share-based compensation expense was $816 million, $567 million and $467 million for 2013, 2012 and 2011, respectively. As of September 28, 2013, the total unrecognized compensation cost related to outstanding stock options and RSUs was $4.7 billion, which the Company expects to recognize over a weighted-average period of 3.0 years.

Note 10 – Commitments and Contingencies

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

The following table shows changes in the Company’s accrued warranties and related costs for 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Beginning accrued warranty and related costs	$1,638	$1,240	$761
Cost of warranty claims	(3,703)	(1,786)	(1,147)
Accruals for product warranty	5,032	2,184	1,626

Ending accrued warranty and related costs	$2,967	$1,638	$1,240

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either September 28, 2013 or September 29, 2012.

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

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant pricing fluctuations that can materially adversely affect the Company’s financial condition and operating results.

The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

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

Other Off-Balance Sheet Commitments

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 28, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.7 billion, of which $3.5 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $645 million, $488 million and $338 million in 2013, 2012 and 2011, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 28, 2013, are as follows (in millions):

2014	$610
2015	613
2016	587
2017	551
2018	505
Thereafter	1,855

Total minimum lease payments	$4,721

Other Commitments

As of September 28, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $18.6 billion.

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $1.3 billion as of September 28, 2013, which consisted mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

Note 11 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan, Rest of Asia Pacific and Retail operations. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. The Retail segment operates Apple retail stores in 13 countries, including the U.S. The results of the Company’s geographic segments do not include results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales through the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as research and development, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs and certain manufacturing period expenses. The Company does not include intercompany transfers between segments for management reporting purposes.

Segment assets include receivables and inventories, and for the Retail segment also includes capital assets. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, vendor non-trade receivables, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment and therefore are excluded from the geographic segment assets and instead included in corporate assets. Cash payments for capital asset purchases by the Retail segment were $495 million, $858 million and $612 million for 2013, 2012 and 2011, respectively. The Company’s total depreciation and amortization was $6.8 billion, $3.3 billion and $1.8 billion in 2013, 2012 and 2011, respectively, of which $382 million, $319 million and $273 million was related to the Retail segment in the respective years. Depreciation and amortization on segment assets included in the geographic segments was not significant.

The following table shows information by operating segment for 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Americas:
Net sales	$62,739	$57,512	$38,315
Operating income	$22,817	$23,414	$13,111

Europe:
Net sales	$37,883	$36,323	$27,778
Operating income	$13,025	$14,869	$11,209

Greater China:
Net sales	$25,417	$22,533	$12,690
Operating income	$8,541	$9,843	$5,246

Japan:
Net sales	$13,462	$10,571	$5,437
Operating income	$6,819	$5,861	$2,415

Rest of Asia Pacific:
Net sales	$11,181	$10,741	$9,902
Operating income	$3,753	$4,253	$4,004

Retail:
Net sales	$20,228	$18,828	$14,127
Operating income	$4,025	$4,613	$3,075

A reconciliation of the Company’s segment operating income to the consolidated financial statements for 2013, 2012 and 2011, is as follows (in millions):

	2013	2012	2011
Segment operating income	$58,980	$62,853	$39,060
Other corporate expenses, net	(7,728)	(5,872)	(4,102)
Share-based compensation expense	(2,253)	(1,740)	(1,168)

Total operating income	$48,999	$55,241	$33,790

The following table shows total assets by segment and a reconciliation to the consolidated financial statements as of September 28, 2013 and September 29, 2012 (in millions):

	2013	2012
Segment assets:
Americas	$5,653	$5,525
Europe	3,134	3,095
Greater China	2,943	1,321
Japan	2,932	1,698
Rest of Asia-Pacific	923	913
Retail	3,329	2,725

Total segment assets	18,914	15,277
Corporate assets	188,086	160,787

Total assets	$207,000	$176,064

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2013, 2012 and 2011. There was no single customer that accounted for more than 10% of net sales in 2013, 2012 or 2011. Net sales for 2013, 2012 and 2011 and long-lived assets as of September 28, 2013 and September 29, 2012 are as follows (in millions):

	2013	2012	2011
Net sales:
U.S.	$66,197	$60,949	$41,812
China (a)	25,946	22,797	12,472
Other countries	78,767	72,762	53,965

Total net sales	$170,910	$156,508	$108,249

	2013	2012
Long-lived assets:
U.S.	$7,399	$6,012
China (a)	7,403	7,314
Other countries	2,786	2,560

Total long-lived assets	$17,588	$15,886

(a)	China includes Hong Kong. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Information regarding net sales by product for 2013, 2012 and 2011, is as follows (in millions):

	2013	2012	2011
Net Sales by Product:
iPhone (a)	$91,279	$78,692	$45,998
iPad (a)	31,980	30,945	19,168
Mac (a)	21,483	23,221	21,783
iPod (a)	4,411	5,615	7,453
iTunes, Software and Services (b)	16,051	12,890	9,373
Accessories (c)	5,706	5,145	4,474

Total net sales	$170,910	$156,508	$108,249

(a)	Includes deferrals and amortization of related non-software services and software upgrade rights.
(b)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBooks Store, and revenue from sales of AppleCare, licensing and other services.
(c)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

Note 12 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2013 and 2012 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
Net sales	$37,472	$35,323	$43,603	$54,512
Gross margin	$13,871	$13,024	$16,349	$21,060
Net income	$7,512	$6,900	$9,547	$13,078
Earnings per share (a):
Basic	$8.31	$7.51	$10.16	$13.93
Diluted	$8.26	$7.47	$10.09	$13.81

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012
Net sales	$35,966	$35,023	$39,186	$46,333
Gross margin	$14,401	$14,994	$18,564	$20,703
Net income	$8,223	$8,824	$11,622	$13,064
Earnings per share (a):
Basic	$8.76	$9.42	$12.45	$14.03
Diluted	$8.67	$9.32	$12.30	$13.87

(a)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 28, 2013 and September 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 28, 2013 and September 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 29, 2013

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Apple Inc. and our report dated October 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 29, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 28, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 28, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after September 28, 2013 in connection with the solicitation of proxies for the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2013” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after September 28, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after September 28, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after September 28, 2013 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after September 28, 2013 and is incorporated herein by reference.

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

APPLE INC.

Date: October 29, 2013	By:	/s/ Peter Oppenheimer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook TIMOTHY D. COOK	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2013

/s/ Peter Oppenheimer PETER OPPENHEIMER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 29, 2013

/s/ Luca Maestri LUCA MAESTRI	Vice President and Corporate Controller (Principal Accounting Officer)	October 29, 2013

/s/ William V. Campbell WILLIAM V. CAMPBELL	Director	October 29, 2013

/s/ Millard S. Drexler MILLARD S. DREXLER	Director	October 29, 2013

/s/ Al Gore AL GORE	Director	October 29, 2013

/s/ Robert A. Iger ROBERT A. IGER	Director	October 29, 2013

/s/ Andrea Jung ANDREA JUNG	Director	October 29, 2013

Name	Title	Date

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 29, 2013

/s/ Ronald D. Sugar RONALD D. SUGAR	Director	October 29, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	3.1	6/27/09

3.2	Amended Bylaws of the Registrant, as of April 20, 2011.	10-Q	3.2	3/26/11

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through May 24, 2012.	10-Q	10.3	6/30/12

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.