Form 10-Q
period 2013-12-28
APPLE INC
filed 2014-01-28
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

or

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

Yes  ☐    No  ☒

891,989,000 shares of common stock issued and outstanding as of January 10, 2014

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended December 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$57,594	$54,512
Cost of sales	35,748	33,452

Gross margin	21,846	21,060

Operating expenses:
Research and development	1,330	1,010
Selling, general and administrative	3,053	2,840

Total operating expenses	4,383	3,850

Operating income	17,463	17,210
Other income/(expense), net	246	462

Income before provision for income taxes	17,709	17,672

Provision for income taxes	4,637	4,594

Net income	$13,072	$13,078

Earnings per share:
Basic	$14.59	$13.93
Diluted	$14.50	$13.81

Shares used in computing earnings per share:
Basic	896,072	938,916
Diluted	901,452	947,217

Cash dividends declared per common share	$3.05	$2.65

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended
	December 28, 2013	December 29, 2012

Net income	$13,072	$13,078

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(67)	(26)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	213	146
Adjustment for net (gains)/losses realized and included in net income, net of tax	72	112

Total change in unrecognized gains/losses on derivative instruments, net of tax	285	258

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(42)	(66)
Adjustment for net (gains)/losses realized and included in net income, net of tax	(11)	(53)

Total change in unrealized gains/losses on marketable securities, net of tax	(53)	(119)

Total other comprehensive income/(loss)	165	113

Total comprehensive income	$13,237	$13,191

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands)

	December 28, 2013	September 28, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$14,077	$14,259
Short-term marketable securities	26,634	26,287
Accounts receivable, less allowances of $94 and $99, respectively	14,200	13,102
Inventories	2,122	1,764
Deferred tax assets	3,742	3,453
Vendor non-trade receivables	10,998	7,539
Other current assets	8,574	6,882

Total current assets	80,347	73,286

Long-term marketable securities	118,131	106,215
Property, plant and equipment, net	15,488	16,597
Goodwill	2,022	1,577
Acquired intangible assets, net	4,105	4,179
Other assets	5,091	5,146

Total assets	$225,184	$207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$29,588	$22,367
Accrued expenses	15,824	13,856
Deferred revenue	8,357	7,435

Total current liabilities	53,769	43,658

Deferred revenue – non-current	3,071	2,625
Long-term debt	16,961	16,960
Other non-current liabilities	21,699	20,208

Total liabilities	95,500	83,451

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000 shares authorized; 892,447 and 899,213 shares issued and outstanding, respectively	20,559	19,764
Retained earnings	109,431	104,256
Accumulated other comprehensive income/(loss)	(306)	(471)

Total shareholders’ equity	129,684	123,549

Total liabilities and shareholders’ equity	$225,184	$207,000

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash and cash equivalents, beginning of the period	$14,259	$10,746

Operating activities:
Net income	13,072	13,078
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,144	1,588
Share-based compensation expense	681	545
Deferred income tax expense	1,253	1,179
Changes in operating assets and liabilities:
Accounts receivable, net	(1,098)	(668)
Inventories	(358)	(664)
Vendor non-trade receivables	(3,459)	(2,174)
Other current and non-current assets	(319)	413
Accounts payable	8,191	6,145
Deferred revenue	1,368	1,611
Other current and non-current liabilities	1,195	2,373

Cash generated by operating activities	22,670	23,426

Investing activities:
Purchases of marketable securities	(48,397)	(37,192)
Proceeds from maturities of marketable securities	5,556	3,460
Proceeds from sales of marketable securities	30,302	23,002
Payments made in connection with business acquisitions, net	(525)	(284)
Payments for acquisition of property, plant and equipment	(1,985)	(2,317)
Payments for acquisition of intangible assets	(59)	(138)
Other	5	(52)

Cash used in investing activities	(15,103)	(13,521)

Financing activities:
Proceeds from issuance of common stock	134	76
Excess tax benefits from equity awards	280	404
Taxes paid related to net share settlement of equity awards	(365)	(534)
Dividends and dividend equivalents paid	(2,769)	(2,493)
Repurchase of common stock	(5,029)	(1,950)

Cash used in financing activities	(7,749)	(4,497)

Increase/(decrease) in cash and cash equivalents	(182)	5,408

Cash and cash equivalents, end of the period	$14,077	$16,154

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,387	$1,890
Cash paid for interest	$161	$0

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2013, included in its Annual Report on Form 10-K (the “2013 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. The Company’s fiscal years 2014 and 2013 each include 52 weeks. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.

During the first quarter of 2014, the Company adopted updated accounting standards that (i) required disclosure of additional information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component and (ii) required gross and net disclosures about offsetting assets and liabilities. The adoption of these updated standards only impacted the disclosures in the Notes to the Condensed Consolidated Financial Statements; accordingly, the adoption had no impact on the Company’s financial position or results of operations. The Company has provided these additional disclosures in this Form 10-Q in Note 8, “Comprehensive Income” and Note 2, “Financial Instruments,” respectively.

Revenue Recognition

In 2013, the Company’s combined best estimates of selling price (“ESPs”) for the unspecified software upgrade rights and the rights to receive the non-software services included with its qualifying hardware devices ranged from $5 to $25. Beginning in the first quarter of 2014, the Company adjusted the combined ESPs for Mac from $20 to $40 to reflect additions to unspecified software upgrade rights related to expansion of bundled essential software.

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

The following table shows the computation of basic and diluted earnings per share for the three months ended December 28, 2013 and December 29, 2012 (in thousands, except net income in millions and per share amounts):

	Three Months Ended
	December 28, 2013	December 29, 2012
Numerator:
Net income	$13,072	$13,078

Denominator:
Weighted-average shares outstanding	896,072	938,916
Effect of dilutive securities	5,380	8,301

Weighted-average diluted shares	901,452	947,217

Basic earnings per share	$14.59	$13.93
Diluted earnings per share	$14.50	$13.81

Potentially dilutive securities representing 0.4 million and 3.7 million shares of common stock for the three months ended December 28, 2013 and December 29, 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of December 28, 2013 and September 28, 2013 (in millions):

	December 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$8,404	$0	$0	$8,404	$8,404	$0	$0

Level 1 (a):
Money market funds	2,236	0	0	2,236	2,236	0	0
Mutual funds	4,045	0	(248)	3,797	0	3,797	0

Subtotal	6,281	0	(248)	6,033	2,236	3,797	0

Level 2 (b):
U.S. Treasury securities	39,177	11	(62)	39,126	629	8,498	29,999
U.S. agency securities	16,087	7	(37)	16,057	1,016	3,854	11,187
Non-U.S. government securities	5,470	25	(141)	5,354	0	276	5,078
Certificates of deposit and time deposits	1,438	0	0	1,438	668	494	276
Commercial paper	2,212	0	0	2,212	1,122	991	99
Corporate securities	57,709	297	(221)	57,785	2	7,658	50,125
Municipal securities	6,246	49	(13)	6,282	0	1,021	5,261
Mortgage- and asset-backed securities	16,221	23	(93)	16,151	0	45	16,106

Subtotal	144,560	412	(567)	144,405	3,437	22,837	118,131

Total	$159,245	$412	$(815)	$158,842	$14,077	$26,634	$118,131

	September 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$8,705	$0	$0	$8,705	$8,705	$0	$0

Level 1 (a):
Money market funds	1,793	0	0	1,793	1,793	0	0
Mutual funds	3,999	0	(197)	3,802	0	3,802	0

Subtotal	5,792	0	(197)	5,595	1,793	3,802	0

Level 2 (b):
U.S. Treasury securities	27,642	24	(47)	27,619	431	7,554	19,634
U.S. agency securities	16,878	12	(52)	16,838	177	3,412	13,249
Non-U.S. government securities	5,545	35	(137)	5,443	50	313	5,080
Certificates of deposit and time deposits	2,344	0	0	2,344	1,264	844	236
Commercial paper	2,998	0	0	2,998	1,835	1,163	0
Corporate securities	54,586	275	(252)	54,609	0	8,077	46,532
Municipal securities	6,257	45	(22)	6,280	4	1,114	5,162
Mortgage- and asset-backed securities	16,396	23	(89)	16,330	0	8	16,322

Subtotal	132,646	414	(599)	132,461	3,761	22,485	106,215

Total	$147,143	$414	$(796)	$146,761	$14,259	$26,287	$106,215

(a)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(b)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three months ended December 28, 2013 and December 29, 2012. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of December 28, 2013 and September 28, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of December 28, 2013, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended December 28, 2013 and December 29, 2012, the Company did not recognize any significant impairment charges.

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized as a component of other income/(expense), net in the same period as the related income or expense is recognized. The Company’s hedged foreign currency transactions and hedged interest rate transactions as of December 28, 2013 are expected to occur within 12 months and five years, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 28, 2013 and December 29, 2012.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of December 28, 2013 and September 28, 2013. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three months ended December 28, 2013 and December 29, 2012.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 28, 2013 and September 28, 2013 (in millions):

	December 28, 2013		September 28, 2013
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$23,553	$331	$35,013	$159
Interest rate contracts	$3,000	$55	$3,000	$44

Instruments not designated as accounting hedges:
Foreign exchange contracts	$16,859	$48	$16,131	$25

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency or interest rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change. Although the table above reflects the notional principal and credit risk amounts of the Company’s derivative instruments, it does not reflect the gains or losses associated with the exposures and transactions that the instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of December 28, 2013, the Company received $165 million of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 28, 2013, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $164 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of December 28, 2013 or September 28, 2013.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its Condensed Consolidated Balance Sheets. As of December 28, 2013 and September 28, 2013, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $356 million and $333 million, respectively, resulting in net derivative liabilities of $66 million and $57 million, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 28, 2013 and September 28, 2013 (in millions):

	December 28, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$263	$48	$311
Interest rate contracts	$55	$0	$55

Derivative liabilities (b):
Foreign exchange contracts	$231	$36	$267

	September 28, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$145	$25	$170
Interest rate contracts	$44	$0	$44

Derivative liabilities (b):
Foreign exchange contracts	$389	$46	$435

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three months ended December 28, 2013 and December 29, 2012 (in millions):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012	Financial Statement Line Item	December 28, 2013	December 29, 2012
Cash flow hedges:
Foreign exchange contracts	$264	$205	$(74)	$(159)	Other income/(expense), net	$(3)	$9
Interest rate contracts	21	0	(4)	0	Other income/(expense), net	0	0

Net investment hedges:
Foreign exchange contracts	24	36	0	0	Other income/(expense), net	1	0

Total	$309	$241	$(78)	$(159)		$(2)	$9

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. There were no customers that accounted for 10% or more of the Company’s trade receivables as of December 28, 2013. As of September 28, 2013, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 13% and the other 10%. The Company’s cellular network carriers accounted for 48% and 68% of trade receivables as of December 28, 2013 and September 28, 2013, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from two of the Company’s vendors accounted for 62% and 15% of total non-trade receivables as of December 28, 2013 and three of the Company’s vendors accounted for 47%, 21% and 15% of total non-trade receivables as of September 28, 2013.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 28, 2013 and September 28, 2013 (in millions):

Inventories

	December 28, 2013	September 28, 2013
Components	$523	$683
Finished goods	1,599	1,081

Total inventories	$2,122	$1,764

Property, Plant and Equipment

	December 28, 2013	September 28, 2013
Land and buildings	$3,625	$3,309
Machinery, equipment and internal-use software	21,537	21,242
Leasehold improvements	4,126	3,968

Gross property, plant and equipment	29,288	28,519
Accumulated depreciation and amortization	(13,800)	(11,922)

Net property, plant and equipment	$15,488	$16,597

Accrued Expenses

	December 28, 2013	September 28, 2013
Accrued warranty and related costs	$3,980	$2,967
Accrued taxes	2,083	1,200
Deferred margin on component sales	1,475	1,262
Accrued marketing and selling expenses	1,143	1,291
Accrued compensation and employee benefits	1,002	959
Other current liabilities	6,141	6,177

Total accrued expenses	$15,824	$13,856

Non-Current Liabilities

	December 28, 2013	September 28, 2013
Deferred tax liabilities	$18,306	$16,489
Other non-current liabilities	3,393	3,719

Total other non-current liabilities	$21,699	$20,208

Other Income and Expense

The following table shows the detail of other income and expense for the three months ended December 28, 2013 and December 29, 2012 (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Interest and dividend income	$427	$421
Interest expense	(84)	0
Other expense, net	(97)	41

Total other income/(expense), net	$246	$462

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of December 28, 2013 and September 28, 2013 (in millions):

	December 28, 2013			September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite lived and amortizable acquired intangible assets	$6,271	$(2,266)	$4,005	$6,081	$(2,002)	$4,079
Indefinite lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$6,371	$(2,266)	$4,105	$6,181	$(2,002)	$4,179

During the first quarter of 2014, the Company completed various business acquisitions. The aggregate cash consideration paid, net of cash acquired, was $525 million, of which $440 million was allocated to goodwill, $156 million to acquired intangible assets and $71 million to net liabilities assumed.

Note 5 – Income Taxes

As of December 28, 2013, the Company recorded gross unrecognized tax benefits of $3.0 billion, of which $1.5 billion, if recognized, would affect the Company’s effective tax rate. As of September 28, 2013, the total amount of gross unrecognized tax benefits was $2.7 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $643 million and $590 million of gross interest and penalties accrued as of December 28, 2013 and September 28, 2013, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $140 million and $160 million in the next 12 months.

Note 6 – Long-Term Debt

In May 2013, the Company issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $17.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.

The principal amounts and associated effective interest rates of the Notes as of December 28, 2013, are as follows:

	Amount (in millions)	Effective Interest Rate

Floating-rate notes, due 2016	$1,000	0.51%
Floating-rate notes, due 2018	2,000	1.10%
Fixed-rate 0.45% notes due 2016	1,500	0.51%
Fixed-rate 1.00% notes due 2018	4,000	1.08%
Fixed-rate 2.40% notes due 2023	5,500	2.44%
Fixed-rate 3.85% notes due 2043	3,000	3.91%

Total	$17,000

The floating-rate notes due 2016 and 2018 bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 0.05% and 0.25%, respectively. To manage the risk of fluctuations in interest rates associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion designated as cash flow hedges of its floating-rate notes. These hedges effectively convert the floating interest rate on the floating-rate notes to a fixed interest rate. The gains and losses related to changes in the fair value of the interest rate swaps are recorded in OCI with a portion reclassified to interest expense each period to offset changes in interest rates on the floating-rate notes. The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $84 million of interest expense for the three months ended December 28, 2013. As of December 28, 2013, the aggregate unamortized discount for the Company’s Notes was $39 million.

Future principal payments for the Company’s Notes as of December 28, 2013, are as follows (in millions):

2014	$0
2015	0
2016	2,500
2017	0
2018	6,000
Thereafter	8,500

Total	$17,000

As of December 28, 2013, the fair value of the Company’s Notes, based on Level 2 inputs, was $15.8 billion.

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

Dividend and Share Repurchase Program

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)

2014:
First quarter	$3.05	$2,739

2013:
Fourth quarter	$3.05	$2,763
Third quarter	3.05	2,789
Second quarter	2.65	2,490
First quarter	2.65	2,486

	$11.40	$10,528

Future dividends are subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $28.0 billion had been utilized as of December 28, 2013. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In April 2013, the Company entered into a new ASR program with two financial institutions to purchase up to $12 billion of the Company’s common stock. In exchange for up-front payments totaling $12 billion, the financial institutions committed to deliver shares during the ASR’s purchase periods, which will end during 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s stock during that period. During the third quarter of 2013, 23.5 million shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payments of $12 billion were accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

The Company reflected the ASRs as a repurchase of common stock for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The forward contracts met all of the applicable criteria for equity classification, and, therefore, were not accounted for as derivative instruments.

During the three months ended December 28, 2013, the Company repurchased 9.5 million shares of its common stock in the open market at an average price of $523.51 per share for a total of $5.0 billion. These shares were retired upon repurchase.

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

The following table shows the gross amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations and the associated financial statement line item, for the three months ended December 28, 2013:

Comprehensive Income Components	Financial Statement Line Item	Amount (in millions)
Unrecognized gains/losses on derivative instruments:
Foreign exchange contracts	Revenue	$184
	Cost of Sales	(110)
	Other income/expense, net	10

Interest rate contracts	Other income/expense, net	4

		88
Unrealized gains/losses on marketable securities	Other income/expense, net	(17)

Total amounts reclassified from AOCI		$71

The following table shows the changes in AOCI by component for the three months ended December 28, 2013 (in millions):

	Cumulative Foreign Currency Translation	Unrecognized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
September 28, 2013	$(105)	$(175)	$(191)	$(471)

Other comprehensive income/(loss) before reclassifications	(90)	261	(68)	103
Amounts reclassified from AOCI	0	88	(17)	71
Tax effect	23	(64)	32	(9)

Other comprehensive income/(loss)	(67)	285	(53)	165

December 28, 2013	$(172)	$110	$(244)	$(306)

Note 9 – Benefit Plans

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three months ended December 28, 2013, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 28, 2013	13,326	$435.70
RSUs granted	6,183	$491.93
RSUs vested	(2,256)	$379.23
RSUs cancelled	(216)	$461.35

Balance at December 28, 2013	17,037	$463.23	$9,543

RSUs that vested during the three months ended December 28, 2013 and December 29, 2012 had a fair value of $1.1 billion and $1.5 billion, respectively, as of the vesting date.

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended December 28, 2013, is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at September 28, 2013	4,094	$139.65
Options granted	1	$66.26
Options exercised	(1,308)	$102.86

Balance at December 28, 2013	2,787	$156.89	1.2	$1,124

Exercisable at December 28, 2013	2,768	$157.56	1.1	$1,114
Expected to vest after December 28, 2013	19	$58.03	7.6	$10

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options at the time of exercise was $559 million and $347 million for the three-months ended December 28, 2013 and December 29, 2012, respectively.

The Company had approximately 16.6 million shares reserved for future issuance under the Company’s stock plans as of December 28, 2013. RSUs granted reduce the number of shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled increase the number of shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled. Stock options count against the number of shares available for grant on a one-for-one basis.

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

The weighted-average fair value per stock option granted during the three months ended December 28, 2013 was $333.26. The Company did not grant any stock options during the three months ended December 29, 2012. The weighted-average fair value of stock purchase rights per share was $103.99 and $136.84 during the three months ended December 28, 2013 and December 29, 2012, respectively.

In conjunction with certain business combinations, the Company assumed 29,000 stock options with a weighted-average fair value per share of $407.80 during the three months ended December 29, 2012. The Company did not assume any stock options during the three months ended December 28, 2013.

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 28, 2013 and December 29, 2012 (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Cost of sales	$109	$85
Research and development	289	224
Selling, general and administrative	283	236

Total share-based compensation expense	$681	$545

The income tax benefit related to share-based compensation expense was $265 million and $214 million for the three months ended December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $6.6 billion, which the Company expects to recognize over a weighted-average period of 3.2 years.

Stock Plans

Rule 10b5-1 Trading Plans

During the three months ended December 28, 2013, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller, Daniel Riccio and Jeffrey E. Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 28, 2013 and December 29, 2012 (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Beginning accrued warranty and related costs	$2,967	$1,638
Cost of warranty claims	(1,064)	(686)
Accruals for product warranty	2,077	1,358

Ending accrued warranty and related costs	$3,980	$2,310

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either December 28, 2013 or September 28, 2013.

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

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 28, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.7 billion, of which $3.5 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of December 28, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $16.1 billion.

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $1.5 billion as of December 28, 2013, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

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

Apple Inc. v. Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd and affiliated parties in the United States District Court, Northern District of California, San Jose Division. The District Court upheld $640 million of the jury’s award and ordered a new trial as to the remainder. The retrial jury awarded an additional $290 million, bringing the total verdict to $930 million. Because the award is subject to entry of final judgment and appeal, the Company has not recognized the award in its results of operations.

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan, Rest of Asia Pacific and Retail operations. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. The results of the Company’s geographic segments do not include results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2013 Form 10-K.

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

The following table shows information by operating segment for the three months ended December 28, 2013 and December 29, 2012 (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Americas:
Net sales	$20,098	$20,341
Operating income	$7,266	$7,349

Europe:
Net sales	$13,073	$12,464
Operating income	$4,576	$4,409

Greater China:
Net sales	$8,844	$6,830
Operating income	$3,140	$2,544

Japan:
Net sales	$4,948	$4,443
Operating income	$2,379	$2,260

Rest of Asia Pacific:
Net sales	$3,633	$3,993
Operating income	$1,329	$1,335

Retail:
Net sales	$6,998	$6,441
Operating income	$1,744	$1,557

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three months ended December 28, 2013 and December 29, 2012 is as follows (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Segment operating income	$20,434	$19,454
Share-based compensation expense	(681)	(545)
Other corporate expenses, net	(2,290)	(1,699)

Total operating income	$17,463	$17,210

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 28, 2013 (the “2013 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Overview and Highlights

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

First Quarter Fiscal 2014 Highlights

Net sales rose 6% or $3.1 billion during the first quarter of 2014 compared to the same quarter in 2013. Net sales and unit sales increased for iPhone, iPad and Mac following the launches of new iPhone and iPad models and upgraded Macs, and net sales of iTunes, Software and Services increased due to increased revenue from sales of iOS Apps, AppleCare and licensing. Growth in net sales was particularly strong in Greater China and Japan, with both operating segments reporting double-digit year-over-year growth in net sales. Total channel inventory for iPhone and iPad increased during the first quarter of 2014 in support of new product launches and seasonal demand. Growth in net sales during the first quarter of 2014 was negatively impacted by the continuing decline of iPod net sales and by weakness in some foreign currencies, particularly the Japanese Yen.

During the first quarter of 2014, the Company introduced iPad AirTM, its fifth generation iPad, iPad miniTM with Retina® display and a new Mac Pro®; released upgraded versions of MacBook Pro®; and expanded the rollout of iPhone 5s, iPhone 5c and upgraded versions of iMac® which were initially released in September 2013. In October 2013, the Company released OS X Mavericks and new iOS and Mac versions of its iLife and iWork Apps. While the Company still relies on outsourcing partners in Asia for final assembly of most of its hardware products, during the first quarter of 2014, an outsourcing partner began final assembly of the Company’s new Mac Pro in the United States.

During the first quarter of 2014, the Company utilized $5 billion to repurchase its common stock and paid dividends of $2.7 billion or $3.05 per common share.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during the three months ended December 28, 2013 and December 29, 2012 (dollars in millions and units in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net Sales by Operating Segment:
Americas	$20,098	$20,341	(1)%
Europe	13,073	12,464	5%
Greater China (a)	8,844	6,830	29%
Japan	4,948	4,443	11%
Rest of Asia Pacific	3,633	3,993	(9)%
Retail	6,998	6,441	9%

Total net sales	$57,594	$54,512	6%

Net Sales by Product:
iPhone (b)	$32,498	$30,660	6%
iPad (b)	11,468	10,674	7%
Mac (b)	6,395	5,519	16%
iPod (b)	973	2,143	(55)%
iTunes, Software and Services (c)	4,397	3,687	19%
Accessories (d)	1,863	1,829	2%

Total net sales	$57,594	$54,512	6%

Unit Sales by Product:
iPhone	51,025	47,789	7%
iPad	26,035	22,860	14%
Mac	4,837	4,061	19%
iPod	6,049	12,679	(52)%

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBooks Store, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the first quarter of 2014 and 2013 (dollars in millions and units in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$32,498	$30,660	6%
Percentage of total net sales	56%	56%
Unit sales	51,025	47,789	7%

The year-over-year growth in iPhone net sales and unit sales resulted from the launch of new iPhones at the end of fiscal 2013. iPhone 5s was subject to supply constraints for much of the first quarter of 2014, and as supply and demand came into balance near the end of the quarter overall iPhone channel inventory increased from levels at the beginning of the quarter. Overall average selling prices (“ASPs”) for iPhone were relatively flat during the first quarter of 2014 compared to the first quarter of 2013.

iPad

The following table presents iPad net sales and unit sales information for the first quarter of 2014 and 2013 (dollars in millions and units in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$11,468	$10,674	7%
Percentage of total net sales	20%	20%
Unit sales	26,035	22,860	14%

The year-over-year growth in iPad net sales and unit sales resulted primarily from the launch of iPad Air and iPad mini with Retina display, which both became available in November 2013. iPad Air and iPad mini with Retina display were subject to supply constraints for much of the first quarter of 2014. Overall iPad channel inventory increased from the beginning to the end of the quarter, and iPads were near supply and demand balance by the end of the quarter. iPad ASPs declined approximately 6% during the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of a price reduction on the iPad mini and a shift in mix towards iPad mini and iPad mini with Retina display.

Mac

The following table presents Mac net sales and unit sales information for the first quarter of 2014 and 2013 (dollars in millions and units in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$6,395	$5,519	16%
Percentage of total net sales	11%	10%
Unit sales	4,837	4,061	19%

The year-over-year growth in Mac net sales and unit sales was driven by the launch of the upgraded iMac and strong performance of the MacBook Air. Additionally, Mac net sales and unit sales were negatively impacted throughout the first quarter of 2013 by supply constraints on new iMac models that were announced in October 2012 but did not ship until the final month of that quarter.

iTunes, Software and Services

The following table presents net sales information of iTunes, Software and Services for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$4,397	$3,687	19%
Percentage of total net sales	8%	7%

The increase in net sales of iTunes, Software and Services in the first quarter of 2014 compared to the first quarter of 2013 was due to growth in net sales from the iTunes Store, AppleCare and licensing. The iTunes Store generated a total of $2.4 billion in net sales during the first quarter of 2014 versus $2.1 billion during the first quarter of 2013. Growth in the iTunes Store, which includes the App Store, the Mac App Store and the iBooks Store, was driven by increases in revenue from App sales reflecting continued growth in the installed base of iOS devices and the expansion in the number of third-party iOS Apps available. Net sales of digital content, including music, movies, TV shows and books, from the iTunes Store was relatively flat in the first quarter of 2014 compared to the first quarter of 2013.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Greater China, Japan, Rest of Asia Pacific and Retail. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. The results of the Company’s geographic segments do not include results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 11, “Segment Information and Geographic Data” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Americas

The following table presents Americas net sales information for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$20,098	$20,341	(1)%
Percentage of total net sales	35%	37%

The small decline in Americas net sales during the first quarter of 2014 compared to the first quarter of 2013 resulted from a decline in net sales of iPod and weakness in foreign currencies relative to the U.S. dollar. This decline was partially offset by increases in net sales of Mac and iTunes, Software and Services. iPhone net sales and unit sales declined slightly during the first quarter of 2014, which the Company believes is largely attributable to some carriers beginning to restrict early upgrades and supply constraints on iPhone 5s. While iPad unit sales in the Americas increased, iPad net sales declined slightly as a result of the decline in iPad ASPs, and iPad channel inventory increased from the prior quarter to support the launch of new iPad models and seasonal demand.

Europe

The following table presents Europe net sales information for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$13,073	$12,464	5%
Percentage of total net sales	23%	23%

The increase in Europe net sales during the first quarter of 2014 compared to the first quarter of 2013 reflects increases in net sales and unit sales in all of the Company’s primary product categories except iPod, reflecting the impact of the Company’s recent product launches. Net sales growth was driven primarily by increased demand in emerging markets within the Europe segment and by the favorable impact of strength in certain European currencies versus the U.S. dollar. Both iPhone and iPad channel inventory increased sequentially during the quarter to support recent product launches and seasonal demand.

Greater China

The following table presents Greater China net sales information for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$8,844	$6,830	29%
Percentage of total net sales	15%	13%

During the first quarter of 2014, Greater China experienced year-over-year increases in net sales and unit sales of iPhone, iPad and Mac, significantly higher than those experienced by the Company overall. Higher iPhone net sales and unit sales resulted from the launch of new iPhones in Greater China at the end of fiscal 2013, whereas iPhone 5 was not launched in China during the first quarter of 2013 until mid-December 2012. Net sales were also favorably impacted by the launch of iPad Air and iPad mini with Retina display in China during the first quarter of 2014 without comparable product launches in China during the first quarter of 2013. iPad channel inventory increased from the prior quarter to support the launch of new iPad models and seasonal demand.

Japan

The following table presents Japan net sales information for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$4,948	$4,443	11%
Percentage of total net sales	9%	8%

The increase in Japan net sales during the first quarter of 2014 compared to the first quarter of 2013 reflects higher net sales and unit sales of iPhone and iPad, reflecting the impact of the Company’s recent product launches. First quarter 2014 iPhone unit sales were particularly strong in Japan following the launch of new iPhones. Both iPhone and iPad channel inventory increased sequentially during the quarter to support new product launches, seasonal demand and the addition of a significant new carrier. The increase in sales of iPhone and iPad were partially offset by a significant adverse impact on net sales due to weakness in the Japanese Yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$3,633	$3,993	(9)%
Percentage of total net sales	6%	7%

During the first quarter of 2014, the Rest of Asia Pacific segment experienced year-over-year declines in net sales in all major product areas except Mac. Net sales were negatively affected by several factors including the adverse impact on net sales from weakness in several currencies relative to the U.S. dollar, including the Australian dollar, and a decline in net sales of iPod. Additionally, supply and demand balance in certain countries was achieved for iPhone 5s later in the first quarter of 2014 than it was for iPhone 5 in the first quarter of 2013. Both iPhone and iPad channel inventory increased sequentially during the quarter to support recent product launches and seasonal demand.

Retail

The following table presents Retail net sales information for the first quarter of 2014 and 2013 (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Net sales	$6,998	$6,441	9%
Percentage of total net sales	12%	12%

U.S. stores	254	251
International stores	166	150

Total store count	420	401

The increase in Retail net sales during the first quarter of 2014 compared to the first quarter of 2013 resulted from increases in net sales in all of the Company’s primary product categories except iPod, and reflects increases in unit sales of iPhone, iPad and Mac. With an average of 418 and 396 stores open during the first quarter of 2014 and 2013, respectively, average revenue per store increased to $16.7 million in the first quarter of 2014 from $16.3 million in the first quarter of 2013.

The Retail segment reported operating income of $1.7 billion during the first quarter of 2014 as compared to $1.6 billion during the first quarter of 2013. The year-over-year increase in Retail operating income during the first quarter of 2014 was primarily attributable to the overall increase in net sales and better leverage on operating expenses. As of December 28, 2013, the Retail segment had approximately 43,700 full-time equivalent employees.

Gross Margin

Gross margin for the first quarter of 2014 and 2013 was as follows (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$57,594	$54,512
Cost of sales	35,748	33,452

Gross margin	$21,846	$21,060

Gross margin percentage	37.9%	38.6%

The decrease in the gross margin percentage during the first quarter of 2014 compared to the first quarter of 2013 was driven by multiple factors including higher cost structures on new products, price reductions on certain products, higher expenses associated with warranty costs and the adverse impact of changes in some foreign currency exchange rates. The impact of these factors was partially offset by lower costs for some components.

The Company anticipates gross margin during the second quarter of 2014 to be between 37% and 38%. The foregoing statement regarding the Company’s expected gross margin percentage in the second quarter of 2014 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the first quarter of 2014 and 2013 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Research and development expense	$1,330	$1,010	32%
Percentage of net sales	2.3%	1.9%

Selling, general and administrative expense	$3,053	$2,840	8%
Percentage of net sales	5.3%	5.2%

Total operating expenses	$4,383	$3,850	14%
Percentage of net sales	7.6%	7.1%

Research and Development (“R&D”) Expense

The growth in R&D expense during the first quarter of 2014 compared to the first quarter of 2013 was driven primarily by an increase in headcount and related expenses to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

The growth in SG&A expense during the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the Company’s continued expansion of its Retail segment, increased headcount and related expenses, and higher spending on professional services.

Other Income and Expense

Other income and expense for the first quarter of 2014 and 2013 was as follows (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Interest and dividend income	$427	$421
Interest expense	(84)	0
Other expense, net	(97)	41

Total other income/(expense), net	$246	$462	(47)%

The decrease in other income and expense during the first quarter of 2014 compared to the first quarter of 2013 was due primarily to interest expense on debt, higher expenses associated with foreign exchange rate movements, and lower realized gains from investment sales. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.03% and 1.07% in the first quarter of 2014 and 2013, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the first quarter of 2014 and 2013 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Provision for income taxes	$4,637	$4,594
Effective tax rate	26.2%	26.0%

The Company’s effective tax rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

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

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of December 28, 2013 and September 28, 2013 and during the first quarter of 2014 and 2013 (in millions):

	December 28, 2013	September 28, 2013
Cash, cash equivalents and marketable securities	$158,842	$146,761
Property, plant and equipment, net	$15,488	$16,597
Long-term debt	$16,961	$16,960
Working capital	$26,578	$29,628

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash generated by operating activities	$22,670	$23,426
Cash used in investing activities	$(15,103)	$(13,521)
Cash used in financing activities	$(7,749)	$(4,497)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company currently anticipates the cash used for future dividends and the share repurchase program will come from its current domestic cash, cash generated from on-going U.S. operating activities and from borrowings.

As of December 28, 2013 and September 28, 2013, $124.4 billion and $111.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the first quarter of 2014, cash generated from operating activities of $22.7 billion was a result of $13.1 billion of net income, non-cash adjustments to net income of $4.1 billion and an increase in net change in operating assets and liabilities of $5.5 billion. Cash used in investing activities of $15.1 billion during the three months ended December 28, 2013 consisted primarily of net purchases, sales and maturities of marketable securities of $12.5 billion and cash used to acquire property, plant and equipment of $2.0 billion. Cash used in financing activities during the three months ended December 28, 2013 consisted primarily of cash used to repurchase common stock of $5.0 billion and cash used to pay dividends and dividend equivalents of $2.8 billion.

During the first quarter of 2013, cash generated from operating activities of $23.4 billion was a result of $13.1 billion of net income, non-cash adjustments to net income of $3.3 billion and an increase in net change in operating assets and liabilities of $7.0 billion. Cash used in investing activities of $13.5 billion during the three months ended December 29, 2012 consisted primarily of net purchases, sales and maturities of marketable securities of $10.7 billion and cash used to acquire property, plant and equipment of $2.3 billion. Cash used in financing activities during the three months ended December 29, 2012 consisted primarily of cash used to pay dividends and dividend equivalents of $2.5 billion and cash used to repurchase common stock of $1.95 billion.

Capital Assets

The Company’s capital expenditures were $779 million during the first quarter of 2014 consisting of $108 million for retail store facilities and $671 million for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first quarter of 2014 were $2.0 billion.

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

Dividend and Share Repurchase Program

In the third quarter of 2013, the Company raised its cash dividend by 15% to $3.05 per common share. The Company expects to continue to pay quarterly dividends of $3.05 per common share each quarter, subject to declaration by the Board of Directors.

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion, of which $28.0 billion had been utilized as of December 28, 2013. The share repurchase program is expected to be completed by December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Beginning in August 2012 through December 2015, the Company anticipates it will utilize approximately $100 billion to pay dividends and dividend equivalents, repurchase shares, and remit withheld taxes related to net share settlement of restricted stock units, of which $45.3 billion had been utilized through December 28, 2013. The following table presents the Company’s dividends, share repurchases and net share settlement activity from the start of the program through the first quarter of 2014 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total

2012	$2,488	$0	$0	$56	$2,544
2013	10,564	13,950	9,000	1,082	34,596
Q1 2014	2,769	0	5,000	365	8,134

Total	$15,821	$13,950	$14,000	$1,503	$45,274

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 28, 2013, the Company’s total future minimum lease payments under noncancelable operating leases were $4.7 billion, of which $3.5 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of December 28, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $16.1 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $1.5 billion as of December 28, 2013, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 28, 2013, the Company had non-current deferred tax liabilities of $18.3 billion. Additionally, as of December 28, 2013, the Company had gross unrecognized tax benefits of $3.0 billion and an additional $643 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of December 28, 2013 or September 28, 2013.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2013 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 10, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2013 Form 10-K have not changed materially for the first three months of 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 28, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2014 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.)

These related cases were filed on January 3, 2005 and July 21, 2006 in the United States District Court for the Northern District of California on behalf of a purported class of direct purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking digital rights management free versions of any songs downloaded from iTunes or an order requiring the Company to license its digital rights management to all competing music players. The cases are currently pending.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years unless the judgment is overturned on appeal. The Company has taken the necessary steps to comply with the terms of the District Court’s order, including renegotiating agreements with the five major eBook publishers, updating its antitrust training program and hiring an antitrust compliance monitor. A damages trial is set for May 2014. The Company has appealed the District Court’s decision.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2013 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

Many resellers have narrow operating margins and have been adversely affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into various agreements for the supply of components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. The follow-on effects from global economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases.

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

The Company relies on sole-sourced outsourcing partners in the U.S., Asia and Europe to supply and manufacture many critical components, and on outsourcing partners in Asia, and to a much lesser extent the United States, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform may have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations may be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions or economic, business, labor, environmental, public health, or political issues.

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

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of Mac sales, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.

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

For example, technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase. In particular, the Company’s cellular enabled products compete with mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company has significantly increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health, and safety.

By way of example, laws and regulations related to mobile communications and media devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes could include, among others, restrictions on the production, manufacture, distribution, and use of devices, locking devices to a carrier’s network, or mandating the use of devices on more than one carrier’s network. These devices are also subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications, or delays in product shipment dates, or could preclude the Company from selling certain products.

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

The Company’s business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 28, 2013, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Share repurchase activity during the three months ended December 28, 2013 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Q1 2014 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
September 29 to November 2, 2013	2,101	$509.02	2,101
November 3 to November 30, 2013	6,485	$522.78	6,485
December 1 to December 28, 2013	964	$560.04	964

Total	9,550		9,550	$32,050

(a)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase program authorization from $10 billion to $60 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The $32.1 billion represents the remaining amount available to repurchase shares under the authorized repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	3.1	6/27/09

3.2	Amended Bylaws of the Registrant, as of April 20, 2011.	10-Q	3.2	3/26/11

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*, **	1997 Director Stock Plan, as amended through August 23, 2012.

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 28, 2014	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer