Form 10-Q
period 2014-03-29
APPLE INC
filed 2014-04-24
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

(408) 996-1010

(Registrant’s telephone number, including area code)

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

Yes  ☐    No  ☒

861,381,000 shares of common stock, par value $0.00001, issued and outstanding as of April 11, 2014

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended March 29, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$45,646	$43,603	$103,240	$98,115
Cost of sales	27,699	27,254	63,447	60,706

Gross margin	17,947	16,349	39,793	37,409

Operating expenses:
Research and development	1,422	1,119	2,752	2,129
Selling, general and administrative	2,932	2,672	5,985	5,512

Total operating expenses	4,354	3,791	8,737	7,641

Operating income	13,593	12,558	31,056	29,768
Other income/(expense), net	225	347	471	809

Income before provision for income taxes	13,818	12,905	31,527	30,577

Provision for income taxes	3,595	3,358	8,232	7,952

Net income	$10,223	$9,547	$23,295	$22,625

Earnings per share:
Basic	$11.69	$10.16	$26.31	$24.09
Diluted	$11.62	$10.09	$26.16	$23.90

Shares used in computing earnings per share:
Basic	874,757	939,629	885,415	939,273
Diluted	879,528	946,035	890,490	946,626

Cash dividends declared per common share	$3.05	$2.65	$6.10	$5.30

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$10,223	$9,547	$23,295	$22,625

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(19)	(51)	(86)	(77)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	(109)	457	104	603
Adjustment for net (gains)/losses realized and included in net income, net of tax	(13)	42	59	154

Total change in unrecognized gains/losses on derivative instruments, net of tax	(122)	499	163	757

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	235	(52)	193	(118)
Adjustment for net (gains)/losses realized and included in net income, net of tax	(39)	(44)	(50)	(97)

Total change in unrealized gains/losses on marketable securities, net of tax	196	(96)	143	(215)

Total other comprehensive income/(loss)	55	352	220	465

Total comprehensive income	$10,278	$9,899	$23,515	$23,090

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands)

	March 29, 2014	September 28, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$18,949	$14,259
Short-term marketable securities	22,401	26,287
Accounts receivable, less allowances of $88 and $99, respectively	9,700	13,102
Inventories	1,829	1,764
Deferred tax assets	4,014	3,453
Vendor non-trade receivables	6,120	7,539
Other current assets	7,528	6,882

Total current assets	70,541	73,286

Long-term marketable securities	109,239	106,215
Property, plant and equipment, net	15,120	16,597
Goodwill	2,055	1,577
Acquired intangible assets, net	3,928	4,179
Other assets	5,106	5,146

Total assets	$205,989	$207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,914	$22,367
Accrued expenses	15,984	13,856
Deferred revenue	8,310	7,435

Total current liabilities	43,208	43,658

Deferred revenue – non-current	3,164	2,625
Long-term debt	16,962	16,960
Other non-current liabilities	22,476	20,208

Total liabilities	85,810	83,451

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 1,800,000 shares authorized; 861,745 and 899,213 shares issued and outstanding, respectively	21,496	19,764
Retained earnings	98,934	104,256
Accumulated other comprehensive income/(loss)	(251)	(471)

Total shareholders’ equity	120,179	123,549

Total liabilities and shareholders’ equity	$205,989	$207,000

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash and cash equivalents, beginning of the period	$14,259	$10,746

Operating activities:
Net income	23,295	22,625
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	4,031	3,280
Share-based compensation expense	1,377	1,120
Deferred income tax expense	2,059	1,957
Changes in operating assets and liabilities:
Accounts receivable, net	3,401	3,846
Inventories	(65)	(454)
Vendor non-trade receivables	1,419	1,510
Other current and non-current assets	14	1,269
Accounts payable	(2,375)	(4,422)
Deferred revenue	1,414	1,541
Other current and non-current liabilities	1,638	3,658

Cash generated by operating activities	36,208	35,930

Investing activities:
Purchases of marketable securities	(90,360)	(81,163)
Proceeds from maturities of marketable securities	10,869	9,243
Proceeds from sales of marketable securities	80,241	49,188
Payments made in connection with business acquisitions, net	(559)	(299)
Payments for acquisition of property, plant and equipment	(3,367)	(4,325)
Payments for acquisition of intangible assets	(163)	(429)
Other	(23)	(93)

Cash used in investing activities	(3,362)	(27,878)

Financing activities:
Proceeds from issuance of common stock	341	275
Excess tax benefits from equity awards	363	502
Taxes paid related to net share settlement of equity awards	(430)	(588)
Dividends and dividend equivalents paid	(5,430)	(4,984)
Repurchase of common stock	(23,000)	(1,950)

Cash used in financing activities	(28,156)	(6,745)

Increase in cash and cash equivalents	4,690	1,307

Cash and cash equivalents, end of the period	$18,949	$12,053

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$5,369	$4,258
Cash paid for interest	$161	$0

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

The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Numerator:
Net income	$10,223	$9,547	$23,295	$22,625

Denominator:
Weighted-average shares outstanding	874,757	939,629	885,415	939,273
Effect of dilutive securities	4,771	6,406	5,075	7,353

Weighted-average diluted shares	879,528	946,035	890,490	946,626

Basic earnings per share	$11.69	$10.16	$26.31	$24.09
Diluted earnings per share	$11.62	$10.09	$26.16	$23.90

Potentially dilutive securities, the effect of which would have been antidilutive, were not significant for the three- and six-month periods ended March 29, 2014 and the three- and six-month periods ended March 30, 2013. The Company excluded these securities from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of March 29, 2014 and September 28, 2013 (in millions):

	March 29, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$10,948	$0	$0	$10,948	$10,948	$0	$0

Level 1 (a):
Money market funds	3,203	0	0	3,203	3,203	0	0
Mutual funds	4,063	0	(213)	3,850	0	3,850	0

Subtotal	7,266	0	(213)	7,053	3,203	3,850	0

Level 2 (b):
U.S. Treasury securities	24,645	12	(26)	24,631	1,359	5,445	17,827
U.S. agency securities	10,766	5	(24)	10,747	234	1,340	9,173
Non-U.S. government securities	6,406	42	(109)	6,339	10	480	5,849
Certificates of deposit and time deposits	3,344	0	0	3,344	1,735	771	838
Commercial paper	2,627	0	0	2,627	1,350	1,277	0
Corporate securities	63,575	351	(145)	63,781	110	8,373	55,298
Municipal securities	4,117	32	(3)	4,146	0	839	3,307
Mortgage- and asset-backed securities	17,004	34	(65)	16,973	0	26	16,947

Subtotal	132,484	476	(372)	132,588	4,798	18,551	109,239

Total	$150,698	$476	$(585)	$150,589	$18,949	$22,401	$109,239

	September 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$8,705	$0	$0	$8,705	$8,705	$0	$0

Level 1 (a):
Money market funds	1,793	0	0	1,793	1,793	0	0
Mutual funds	3,999	0	(197)	3,802	0	3,802	0

Subtotal	5,792	0	(197)	5,595	1,793	3,802	0

Level 2 (b):
U.S. Treasury securities	27,642	24	(47)	27,619	431	7,554	19,634
U.S. agency securities	16,878	12	(52)	16,838	177	3,412	13,249
Non-U.S. government securities	5,545	35	(137)	5,443	50	313	5,080
Certificates of deposit and time deposits	2,344	0	0	2,344	1,264	844	236
Commercial paper	2,998	0	0	2,998	1,835	1,163	0
Corporate securities	54,586	275	(252)	54,609	0	8,077	46,532
Municipal securities	6,257	45	(22)	6,280	4	1,114	5,162
Mortgage- and asset-backed securities	16,396	23	(89)	16,330	0	8	16,322

Subtotal	132,646	414	(599)	132,461	3,761	22,485	106,215

Total	$147,143	$414	$(796)	$146,761	$14,259	$26,287	$106,215

(a)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(b)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three- and six-month periods ended March 29, 2014 and March 30, 2013. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of March 29, 2014 and September 28, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of March 29, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three- and six-month periods ended March 29, 2014 and March 30, 2013, the Company did not recognize any significant impairment charges.

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

Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized as a component of other income/(expense), net in the same period as the related income or expense is recognized. The Company’s hedged foreign currency transactions and hedged interest rate transactions as of March 29, 2014 are expected to occur within 12 months and five years, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 29, 2014 and March 30, 2013.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of March 29, 2014 and September 28, 2013. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three- and six-month periods ended March 29, 2014 and March 30, 2013.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 29, 2014 and September 28, 2013 (in millions):

	March 29, 2014		September 28, 2013
	Notional Principal	Credit Risk	Notional Principal	Credit Risk
Instruments designated as accounting hedges:
Foreign exchange contracts	$18,099	$160	$35,013	$159
Interest rate contracts	$3,000	$45	$3,000	$44

Instruments not designated as accounting hedges:
Foreign exchange contracts	$22,155	$28	$16,131	$25

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of March 29, 2014, the Company received $15 million of net cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 28, 2013, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $164 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of March 29, 2014 or September 28, 2013.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its Condensed Consolidated Balance Sheets. As of March 29, 2014 and September 28, 2013, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $166 million and $333 million, respectively, resulting in net derivative assets of $73 million and net derivative liabilities of $57 million, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 29, 2014 and September 28, 2013 (in millions):

	March 29, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$160	$28	$188
Interest rate contracts	$45	$0	$45

Derivative liabilities (b):
Foreign exchange contracts	$110	$35	$145

	September 28, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$145	$25	$170
Interest rate contracts	$44	$0	$44

Derivative liabilities (b):
Foreign exchange contracts	$389	$46	$435

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	Financial Statement Line Item	March 29, 2014	March 30, 2013
Cash flow hedges:
Foreign exchange contracts	$(121)	$741	$22	$(29)	Other income/(expense), net	$(8)	$(61)
Interest rate contracts	(27)	0	(4)	0	Other income/(expense), net	0	0
Net investment hedges:
Foreign exchange contracts	(19)	70	0	0	Other income/(expense), net	0	1

Total	$(167)	$811	$18	$(29)		$(8)	$(60)

	Six Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	Financial Statement Line Item	March 29, 2014	March 30, 2013
Cash flow hedges:
Foreign exchange contracts	$143	$946	$(52)	$(188)	Other income/(expense), net	$(11)	$(52)
Interest rate contracts	(6)	0	(8)	0	Other income/(expense), net	0	0
Net investment hedges:
Foreign exchange contracts	5	106	0	0	Other income/(expense), net	1	1

Total	$142	$1,052	$(60)	$(188)		$(10)	$(51)

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of March 29, 2014, the Company had one customer that accounted for 13% of the Company’s trade receivables. As of September 28, 2013, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 13% and the other 10%. The Company’s cellular network carriers accounted for 59% and 68% of trade receivables as of March 29, 2014 and September 28, 2013, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 52%, 22% and 12% of total non-trade receivables as of March 29, 2014 and three of the Company’s vendors accounted for 47%, 21% and 15% of total non-trade receivables as of September 28, 2013.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 29, 2014 and September 28, 2013 (in millions):

Inventories

	March 29, 2014	September 28, 2013
Components	$444	$683
Finished goods	1,385	1,081

Total inventories	$1,829	$1,764

Property, Plant and Equipment

	March 29, 2014	September 28, 2013
Land and buildings	$4,029	$3,309
Machinery, equipment and internal-use software	22,147	21,242
Leasehold improvements	4,230	3,968

Gross property, plant and equipment	30,406	28,519
Accumulated depreciation and amortization	(15,286)	(11,922)

Net property, plant and equipment	$15,120	$16,597

Accrued Expenses

	March 29, 2014	September 28, 2013
Accrued warranty and related costs	$4,368	$2,967
Accrued taxes	2,160	1,200
Deferred margin on component sales	1,145	1,262
Accrued marketing and selling expenses	1,403	1,291
Accrued compensation and employee benefits	980	959
Other current liabilities	5,928	6,177

Total accrued expenses	$15,984	$13,856

Non-Current Liabilities

	March 29, 2014	September 28, 2013
Deferred tax liabilities	$19,471	$16,489
Other non-current liabilities	3,005	3,719

Total other non-current liabilities	$22,476	$20,208

Other Income and Expense

The following table shows the detail of other income and expense for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest and dividend income	$410	$420	$837	$841
Interest expense	(85)	0	(169)	0
Other expense, net	(100)	(73)	(197)	(32)

Total other income/(expense), net	$225	$347	$471	$809

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of March 29, 2014 and September 28, 2013 (in millions):

	March 29, 2014			September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$6,361	$(2,533)	$3,828	$6,081	$(2,002)	$4,079
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$6,461	$(2,533)	$3,928	$6,181	$(2,002)	$4,179

During the six-months ended March 29, 2014, the Company completed various business acquisitions. The aggregate cash consideration paid, net of cash acquired, was $559 million, of which $474 million was allocated to goodwill, $165 million to acquired intangible assets and $80 million to net liabilities assumed.

Note 5 – Income Taxes

As of March 29, 2014, the Company recorded gross unrecognized tax benefits of $3.0 billion, of which $1.6 billion, if recognized, would affect the Company’s effective tax rate. As of September 28, 2013, the total amount of gross unrecognized tax benefits was $2.7 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate. Additionally, the Company had $590 million of gross interest and penalties accrued as of March 29, 2014 and September 28, 2013. The Company’s unrecognized tax benefits, interest and penalties are presented net of related tax deposits and are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

During the second quarter of 2014, the U.S. Internal Revenue Service Appeals Office concluded its review of the years 2004 through 2006, which resulted in the Company reducing its gross unrecognized tax benefits by $95 million and recognizing a tax benefit of $68 million.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $40 million and $70 million in the next 12 months.

Note 6 – Long-Term Debt

In May 2013, the Company issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $17.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.

The principal amounts and associated effective interest rates of the Notes as of March 29, 2014, are as follows:

	Amount (in millions)	Effective Interest Rate
Floating-rate notes, due 2016	$1,000	0.51%
Floating-rate notes, due 2018	2,000	1.10%
Fixed-rate 0.45% notes due 2016	1,500	0.51%
Fixed-rate 1.00% notes due 2018	4,000	1.08%
Fixed-rate 2.40% notes due 2023	5,500	2.44%
Fixed-rate 3.85% notes due 2043	3,000	3.91%

Total	$17,000

The floating-rate notes due 2016 and 2018 bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 0.05% and 0.25%, respectively. To manage the risk of fluctuations in interest rates associated with the floating-rate notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion designated as cash flow hedges of its floating-rate notes. These hedges effectively convert the floating interest rate on the floating-rate notes to a fixed interest rate. The gains and losses related to changes in the fair value of the interest rate swaps are recorded in OCI with a portion reclassified to interest expense each period to offset changes in interest rates on the floating-rate notes. The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $84 million and $168 million of interest expense on its long-term debt for the three- and six-month periods ended March 29, 2014, respectively. As of March 29, 2014, the aggregate unamortized discount for the Company’s Notes was $38 million.

Future principal payments for the Company’s Notes as of March 29, 2014, are as follows (in millions):

2014	$0
2015	0
2016	2,500
2017	0
2018	6,000
Thereafter	8,500

Total	$17,000

As of March 29, 2014, the fair value of the Company’s Notes, based on Level 2 inputs, was $16.2 billion.

Note 7 – Shareholders’ Equity

Preferred and Common Stock

During the second quarter of 2014, the Company’s shareholders approved amendments (the “Amendments”) to the Company’s Restated Articles of Incorporation. The Amendments included the elimination of the Board of Directors’ authority to issue preferred stock and established a par value for the Company’s common stock of $0.00001 per share.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2014:
Second quarter	$3.05	$2,655
First quarter	3.05	2,739

Total	$6.10	$5,394

2013:
Fourth quarter	$3.05	$2,763
Third quarter	3.05	2,789
Second quarter	2.65	2,490
First quarter	2.65	2,486

Total	$11.40	$10,528

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase authorization from $10 billion to $60 billion, of which $45.9 billion had been utilized as of March 29, 2014. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has entered into three accelerated share repurchase arrangements (“ASRs”) with financial institutions beginning in August 2012. In exchange for up-front payments, the financial institutions deliver shares of the Company’s common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the periods the payments are made. The Company reflects the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and, therefore, were not accounted for as derivative instruments.

The following table presents the Company’s ASRs:

	Purchase Period End Date	Number of Shares (in thousands)	Average Repurchase Price Per Share	ASR Amount (in millions)
January 2014 ASR	(a)	19,178 (a)	(a)	$12,000
April 2013 ASR	March 2014	24,650 (b)	$486.82	$12,000
August 2012 ASR	April 2013	4,078	$478.20	$1,950

(a)

The number of shares represents shares delivered in the second quarter of 2014 and does not represent the final number of shares to be delivered under the January 2014 ASR. The total number of shares ultimately delivered under the January 2014 ASR, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. The January 2014 ASR purchase period will end in or before December 2014.

(b)

In April 2013, the Company entered into an ASR to purchase up to $12 billion of the Company’s common stock. In March 2014, the purchase period for this ASR ended and an additional 1.1 million shares were delivered and retired.

The Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2014:
Second quarter	11,392	$526.67	$6,000
First quarter	9,550	$523.51	5,000

Total	20,942		$11,000

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

The following table shows the gross amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations and the associated financial statement line item, for the three- and six-month periods ended March 29, 2014 (in millions):

		Three Months Ended	Six Months Ended
Comprehensive Income Components	Financial Statement Line Item	March 29, 2014
Unrecognized gains/losses on derivative instruments:
Foreign exchange contracts	Revenue	$119	$303
	Cost of sales	(141)	(251)
	Other income/expense, net	4	14
Interest rate contracts	Other income/expense, net	4	8

		(14)	74
Unrealized gains/losses on marketable securities	Other income/expense, net	(60)	(77)

Total amounts reclassified from AOCI		$(74)	$(3)

The following table shows the changes in AOCI by component for the six months ended March 29, 2014 (in millions):

	Cumulative Foreign Currency Translation	Unrecognized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
September 28, 2013	$(105)	$(175)	$(191)	$(471)

Other comprehensive income/(loss) before reclassifications	(103)	125	297	319
Amounts reclassified from AOCI	0	74	(77)	(3)
Tax effect	17	(36)	(77)	(96)

Other comprehensive income/(loss)	(86)	163	143	220

March 29, 2014	$(191)	$(12)	$(48)	$(251)

Note 9 – Benefit Plans

Stock Plans

The Company had approximately 70.3 million shares reserved for future issuance under its stock plans as of March 29, 2014. RSUs granted reduce the number of shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

2014 Employee Stock Plan

In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, stock grants and RSUs, as well as cash bonus awards. RSUs granted under the 2014 Plan are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 55 million shares plus any shares that were reserved but not issued under the 2003 Plan for future issuance.

Rule 10b5-1 Trading Plans

During the three months ended March 29, 2014, Section 16 officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Luca Maestri, Daniel Riccio and Jeffrey E. Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the six months ended March 29, 2014, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 28, 2013	13,326	$435.70
RSUs granted	6,964	$496.99
RSUs vested	(2,626)	$383.21
RSUs cancelled	(440)	$469.00

Balance at March 29, 2014	17,224	$467.61	$9,247

RSUs that vested during the three- and six-month periods ended March 29, 2014 had fair values of $198 million and $1.3 billion, respectively, as of the vesting date. RSUs that vested during the three- and six-month periods ended March 30, 2013 had fair values of $151 million and $1.7 billion, respectively, as of the vesting date.

Stock Options

The Company had 2.4 million stock options outstanding as of March 29, 2014, with a weighted average exercise price per share of $157.93 and weighted average remaining contractual term of 1.1 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of March 29, 2014 was $926.0 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The total intrinsic value of options at the time of exercise was $148 million and $707 million for the three- and six-month periods ended March 29, 2014, respectively, and $211 million and $558 million for the three- and six-month periods ended March 30, 2013, respectively.

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

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cost of sales	$110	$87	$219	$172
Research and development	300	239	589	463
Selling, general and administrative	286	249	569	485

Total share-based compensation expense	$696	$575	$1,377	$1,120

The income tax benefit related to share-based compensation expense was $230 million and $495 million for the three- and six-month periods ended March 29, 2014, respectively, and was $195 million and $409 million for the three- and six-month periods ended March 30, 2013, respectively. As of March 29, 2014, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $6.4 billion, which the Company expects to recognize over a weighted-average period of 3.0 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Beginning accrued warranty and related costs	$3,980	$2,310	$2,967	$1,638
Cost of warranty claims	(865)	(847)	(1,929)	(1,533)
Accruals for product warranty	1,253	1,551	3,330	2,909

Ending accrued warranty and related costs	$4,368	$3,014	$4,368	$3,014

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of March 29, 2014 or September 28, 2013.

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

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 29, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $4.8 billion, of which $3.6 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 29, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $12.6 billion.

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $2.8 billion as of March 29, 2014, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

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

Apple Inc. v. Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the Court entered final judgment in favor of the Company in the amount of approximately $930 million. Because the award is now subject to appeal, the Company has not recognized the award in its results of operations.

VirnetX, Inc. v. Apple Inc. et al.

On August 11, 2010, VirnetX, Inc. filed an action against the Company alleging that certain of its products infringed on four patents relating to network communications technology. On November 6, 2012, a jury returned a verdict against the Company, and awarded damages of $368 million. On March 3, 2014, the Court entered a ruling awarding a royalty of 0.98% against adjudicated products and products not colorably different than those adjudicated at trial. The Company has appealed the verdict, believes it has valid defenses and has not recorded a loss accrual at this time.

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

The following table shows information by operating segment for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Americas:
Net sales	$14,310	$14,052	$34,408	$34,393
Operating income	$5,433	$5,148	$12,699	$12,497

Europe:
Net sales	$10,230	$9,800	$23,303	$22,264
Operating income	$3,753	$3,449	$8,329	$7,858

Greater China:
Net sales	$9,289	$8,213	$18,133	$15,043
Operating income	$3,524	$2,787	$6,664	$5,331

Japan:
Net sales	$3,963	$3,135	$8,911	$7,578
Operating income	$1,892	$1,555	$4,271	$3,815

Rest of Asia Pacific:
Net sales	$2,627	$3,162	$6,260	$7,155
Operating income	$898	$1,034	$2,227	$2,369

Retail:
Net sales	$5,227	$5,241	$12,225	$11,682
Operating income	$1,151	$1,092	$2,895	$2,649

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and six-month periods ended March 29, 2014 and March 30, 2013 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Segment operating income	$16,651	$15,065	$37,085	$34,519
Share-based compensation expense	(696)	(575)	(1,377)	(1,120)
Other corporate expenses, net	(2,362)	(1,932)	(4,652)	(3,631)

Total operating income	$13,593	$12,558	$31,056	$29,768

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 28, 2013 (the “2013 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Second Quarter Fiscal 2014 Highlights

Net sales rose $2 billion in the second quarter of 2014 compared to the same period in 2013, representing growth of 5%. Net sales and unit sales increased for iPhone and Mac following the launches of new iPhones and upgraded Macs in the latter half of calendar 2013, and net sales of iTunes®, Software and Services grew primarily due to increased revenue from sales of iOS Apps, AppleCare® and licensing. Net sales and unit sales for iPad declined in the second quarter of 2014 compared to the same period in 2013 due in large part to year-over-year differences in the timing of iPad product launches in certain countries and changes in channel inventory in 2014 versus 2013. Growth in total net sales during the second quarter of 2014 was also negatively impacted by weakness in some foreign currencies, particularly the Japanese Yen, and by the continuing decline of iPod net sales.

Growth in net sales was particularly strong in Greater China and Japan, with both operating segments reporting double-digit year-over-year growth, while net sales in the Rest of Asia Pacific segment declined year-over-year.

During the second quarter of 2014, the Company utilized $18 billion to repurchase its common stock and paid dividends of $2.7 billion, or $3.05 per common share.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net Sales by Operating Segment:
Americas	$14,310	$14,052	2%	$34,408	$34,393	0%
Europe	10,230	9,800	4%	23,303	22,264	5%
Greater China (a)	9,289	8,213	13%	18,133	15,043	21%
Japan	3,963	3,135	26%	8,911	7,578	18%
Rest of Asia Pacific	2,627	3,162	(17)%	6,260	7,155	(13)%
Retail	5,227	5,241	0%	12,225	11,682	5%

Total net sales	$45,646	$43,603	5%	$103,240	$98,115	5%

Net Sales by Product:
iPhone (b)	$26,064	$22,955	14%	$58,562	$53,615	9%
iPad (b)	7,610	8,746	(13)%	19,078	19,420	(2)%
Mac (b)	5,519	5,447	1%	11,914	10,966	9%
iPod (b)	461	962	(52)%	1,434	3,105	(54)%
iTunes, Software and Services (c)	4,573	4,114	11%	8,970	7,801	15%
Accessories (d)	1,419	1,379	3%	3,282	3,208	2%

Total net sales	$45,646	$43,603	5%	$103,240	$98,115	5%

Unit Sales by Product:
iPhone	43,719	37,430	17%	94,744	85,219	11%
iPad	16,350	19,477	(16)%	42,385	42,337	0%
Mac	4,136	3,952	5%	8,973	8,013	12%
iPod	2,761	5,633	(51)%	8,810	18,312	(52)%

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBooks Store, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$26,064	$22,955	14%	$58,562	$53,615	9%
Percentage of total net sales	57%	53%		57%	55%
Unit sales	43,719	37,430	17%	94,744	85,219	11%

The year-over-year growth in iPhone net sales and unit sales in the second quarter and first six months of 2014 resulted from strong customer acceptance of iPhone 5s and 5c, continued demand for the Company’s entry-priced iPhone and expanded distribution. iPhone net sales and unit sales growth were particularly strong in the Greater China and Japan segments. Overall average selling prices (“ASPs”) for iPhone were down slightly during the second quarter and first six months of 2014 compared to the same periods in 2013.

iPad

The following table presents iPad net sales and unit sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$7,610	$8,746	(13)%	$19,078	$19,420	(2)%
Percentage of total net sales	17%	20%		18%	20%
Unit sales	16,350	19,477	(16)%	42,385	42,337	0%

Net sales and unit sales for iPad declined in the second quarter of 2014 and were relatively flat in the first six months of 2014 compared to the same periods in 2013. The decline in iPad net sales and unit sales in the second quarter of 2014 was primarily due to changes in iPad channel inventory, and also reflects a slight decline in iPad unit sell-through to end users. iPad channel inventory increased from the beginning to the end of the second quarter of 2013 as the Company met pent-up demand for new iPads introduced in the first quarter of 2013 and supplied distribution channels to achieve appropriate channel inventory levels. In contrast, the Company entered the second quarter of 2014 near supply and demand balance for iPad, and channel inventory declined from the beginning to the end of the quarter to achieve appropriate channel inventory levels based on anticipated future demand. Partially offsetting these factors, iPad ASPs increased approximately 4% during the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of a shift in mix towards iPad mini with Retina display and iPad Air. iPad ASPs were down slightly for the first six months of 2014 compared to the same period in 2013.

Mac

The following table presents Mac net sales and unit sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$5,519	$5,447	1%	$11,914	$10,966	9%
Percentage of total net sales	12%	12%		12%	11%
Unit sales	4,136	3,952	5%	8,973	8,013	12%

The year-over-year growth in Mac net sales and unit sales for the second quarter and first six months of 2014 was driven by increased sales of MacBook Pro® and MacBook Air®. Mac ASPs decreased during the second quarter of 2014 and first six months of 2014 compared to the same periods in 2013 primarily due to price reductions on certain Mac models and the shift in mix towards Mac portable systems.

iTunes, Software and Services

The following table presents net sales information of iTunes, Software and Services for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$4,573	$4,114	11%	$8,970	$7,801	15%
Percentage of total net sales	10%	9%		9%	8%

The increase in net sales of iTunes, Software and Services in the second quarter and first six months of 2014 compared to the same periods in 2013 was due to growth in net sales from the iTunes Store, AppleCare and licensing. The iTunes Store generated a total of $2.6 billion and $5.1 billion in net sales during the second quarter and first six months of 2014, respectively, compared to $2.4 billion and $4.6 billion during the second quarter and first six months of 2013, respectively. Growth in net sales from the iTunes Store, which includes the App Store, the Mac App Store and the iBooks Store, was driven by increases in revenue from App sales reflecting continued growth in the installed base of iOS devices and the expansion in the number of third-party iOS Apps available. This was partially offset by a decline in sales of digital music.

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

Americas

The following table presents Americas net sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$14,310	$14,052	2%	$34,408	$34,393	0%
Percentage of total net sales	31%	32%		33%	35%

Americas experienced increases in net sales of iPhone and iTunes, Software and Services in the second quarter and first six months of 2014 compared to the same periods in 2013. This growth was largely offset by a decline in net sales of both iPod and iPad, and weakness in foreign currencies relative to the U.S. dollar. The decline in iPad sales was due in part to channel inventory changes. iPad channel inventory increased from the beginning to the end of the second quarter and first six months of 2013 as the Company met pent-up demand for new iPads introduced in the first quarter of 2013 and supplied distribution channels to achieve appropriate channel inventory levels. In contrast, channel inventory declined from the beginning to the end of the second quarter of 2014 and increased much less significantly from the beginning to the end of the first six months of 2014 compared to the same periods in 2013 to achieve appropriate channel inventory levels based on anticipated future demand.

Europe

The following table presents Europe net sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$10,230	$9,800	4%	$23,303	$22,264	5%
Percentage of total net sales	22%	23%		23%	23%

The increase in Europe net sales during the second quarter and first six months of 2014 compared to the same periods of 2013 reflects increases in net sales of iPhone, Mac and iTunes, Software and Services, partially offset by a decline in net sales of iPod and iPad. Net sales growth in the second quarter of 2014 was experienced in both developed and emerging markets within Europe, while net sales growth in the first six months of 2014 was driven primarily by increased demand in emerging markets.

Greater China

The following table presents Greater China net sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$9,289	$8,213	13%	$18,133	$15,043	21%
Percentage of total net sales	20%	19%		18%	15%

During the second quarter and first six months of 2014, Greater China experienced year-over-year increases in net sales that were significantly higher than those experienced by the Company overall. The second quarter growth compared to the same period in 2013 was driven by higher net sales and unit sales of iPhone and Mac and higher net sales of iTunes, Software and Services, partially offset by lower net sales and unit sales of iPad and iPod. The growth in the first six months of 2014 was driven by higher net sales and unit sales of all major product categories except iPod. Higher iPhone net sales and unit sales resulted from the launch of new iPhones in Greater China at the end of 2013, increased demand for the Company’s entry-priced iPhone, and the addition of a significant new carrier in the second quarter of 2014. Net sales and unit sales of iPad grew year-over-year in the first six months of 2014 due to strong demand for iPad Air and iPad mini with Retina display which were launched in China during the first quarter of 2014. Net sales and unit sales of iPad declined year-over-year in the second quarter of 2014 due to differences in timing of new product launches in 2014 versus 2013. iPad channel inventory increased significantly from the beginning to the end of the second quarter of 2013 to support demand for new iPads launched in China near the end of the first quarter of 2013. In contrast, new iPads were launched in China in the early part of the first quarter of 2014 and channel inventory declined from the beginning to the end of the second quarter of 2014 to achieve appropriate channel inventory levels based on anticipated demand.

Japan

The following table presents Japan net sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$3,963	$3,135	26%	$8,911	$7,578	18%
Percentage of total net sales	9%	7%		9%	8%

Japan generated strong year-over-year increases in net sales that were significantly higher than those experienced by the Company overall. The growth reflects higher net sales of every major product category except iPod and growth in net sales of iTunes, Software and Service. iPhone net sales and unit sales were particularly strong in Japan following the launch of new iPhones and the addition of a significant new carrier in the fourth quarter of 2013. iPad unit sales were down slightly in the second quarter of 2014 and relatively flat in the first six months of 2014 due in part to changes in channel inventory year-over-year. iPhone channel inventory declined from the beginning to the end of the second quarter and first six months of 2014 and iPad channel inventory was relatively flat in the second quarter of 2014 but increased from the beginning to the end of the first six months of 2014 to achieve appropriate channel inventory levels based on anticipated demand. The increases in overall product net sales were partially offset by weakness in the Japanese Yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$2,627	$3,162	(17)%	$6,260	$7,155	(13)%
Percentage of total net sales	6%	7%		6%	7%

During the second quarter and first six months of 2014, Rest of Asia Pacific experienced year-over-year declines in net sales and unit sales in all major product categories except Mac, and experienced declines in net sales in most countries included in the segment. Net sales were negatively affected by several factors including the impact of weakness in several currencies relative to the U.S. dollar, including the Australian dollar. Net sales were also negatively impacted by changes in iPhone channel inventory, which grew from the beginning to the end of the second quarter and first six months of 2013 following the launch of new iPhones but declined from the beginning to the end of second quarter of 2014 and increased much less significantly from the beginning to the end of the first six months of 2014 compared to the same periods in 2013. iPad channel inventory increased less significantly from the beginning to the end of the second quarter of 2014 compared to the second quarter of 2013, but iPad channel inventory increased more significantly from the beginning to the end of the first six months of 2014 than from the beginning to the end of the first six months of 2013.

Retail

The following tables present Retail net sales information for the three- and six-month periods ended March 29, 2014 and March 30, 2013 and Retail store and headcount information as of March 29, 2014 and March 30, 2013 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Net sales	$5,227	$5,241	0%	$12,225	$11,682	5%
Percentage of total net sales	11%	12%		12%	12%

	March 29, 2014	March 30, 2013
U.S. stores	254	251
International stores	169	151

Total store count	423	402

Headcount	42,400	42,600

Growth in Retail net sales and unit sales of iPhone and Mac in the second quarter and first six months of 2014 were offset in the second quarter and first six months of 2014 by declines in net sales and unit sales of iPad. With an average of 422 and 401 stores open during the second quarters of 2014 and 2013, respectively, average revenue per store declined to $12.4 million in the second quarter of 2014 from $13.1 million in the second quarter of 2013. Average revenue per store declined to $29.1 million in the first six months of 2014 from $29.4 million in the first six months of 2013.

Retail reported operating income of $1.2 billion during the second quarter of 2014 compared to $1.1 billion in the second quarter of 2013, and reported operating income of $2.9 billion during the first six months of 2014 compared to $2.6 billion in the first six months of 2013. The year-over-year increase in Retail operating income during the second quarter and first six months of 2014 was primarily attributable to higher gross margin.

Gross Margin

Gross margin for the three- and six-month periods ended March 29, 2014 and March 30, 2013 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$45,646	$43,603	$103,240	$98,115
Cost of sales	27,699	27,254	63,447	60,706

Gross margin	$17,947	$16,349	$39,793	$37,409

Gross margin percentage	39.3%	37.5%	38.5%	38.1%

The increase in the gross margin percentage during the second quarter and first six months of 2014 compared to the same periods in 2013 was driven by multiple factors including a favorable shift in mix to products with higher margins, lower commodity costs, and improved leverage on fixed costs from higher net sales. The impact of these factors was partially offset by higher cost structures on new products and by changes in some foreign currency exchange rates.

The Company anticipates gross margin during the third quarter of 2014 to be between 37% and 38%. The foregoing statement regarding the Company’s expected gross margin percentage in the third quarter of 2014 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and six-month periods ended March 29, 2014 and March 30, 2013 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Research and development expense	$1,422	$1,119	$2,752	$2,129
Percentage of net sales	3.1%	2.6%	2.7%	2.2%
Selling, general and administrative expense	$2,932	$2,672	$5,985	$5,512
Percentage of net sales	6.4%	6.1%	5.8%	5.6%
Total operating expenses	$4,354	$3,791	$8,737	$7,641
Percentage of net sales	9.5%	8.7%	8.5%	7.8%

Research and Development (“R&D”) Expense

The growth in R&D expense during the second quarter and the first six months of 2014 compared to the same periods in 2013 was driven primarily by an increase in headcount and related expenses to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

The growth in SG&A expense during the second quarter and the first six months of 2014 compared to the same periods in 2013 was primarily due to the Company’s continued expansion of its Retail segment, increased headcount and related expenses, and higher spending on marketing and professional services.

Other Income and Expense

Other income and expense for the three- and six-month periods ended March 29, 2014 and March 30, 2013 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Interest and dividend income	$410	$420		$837	$841
Interest expense	(85)	0		(169)	0
Other expense, net	(100)	(73)		(197)	(32)

Total other income/(expense), net	$225	$347	(35)%	$471	$809	(42)%

The decrease in other income and expense during the second quarter and first six months of 2014 compared to the same periods in 2013 was due primarily to interest expense on debt, higher expenses associated with foreign exchange rate movements, and lower realized gains from investment sales, partially offset by lower premium expenses on foreign exchange contracts. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.04% and 1.05% in the second quarter of 2014 and 2013, respectively, and 1.03% and 1.06% in the first six months of 2014 and 2013, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three- and six-month periods ended March 29, 2014 and March 30, 2013 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Provision for income taxes	$3,595	$3,358	$8,232	$7,952
Effective tax rate	26.0%	26.0%	26.1%	26.0%

The Company’s effective tax rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

The Internal Revenue Service (the “IRS”) is currently examining the years 2007 through 2012. All IRS audit issues for years prior to 2007 have been resolved. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of March 29, 2014 and September 28, 2013 and during the first six months of 2014 and 2013 (in millions):

	March 29, 2014	September 28, 2013
Cash, cash equivalents and marketable securities	$150,589	$146,761
Property, plant and equipment, net	$15,120	$16,597
Long-term debt	$16,962	$16,960
Working capital	$27,333	$29,628

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash generated by operating activities	$36,208	$35,930
Cash used in investing activities	$(3,362)	$(27,878)
Cash used in financing activities	$(28,156)	$(6,745)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. To provide additional flexibility in managing liquidity, the Company plans to access the commercial paper markets beginning in 2014. The Company currently anticipates the cash used for future dividends and the share repurchase program will come from its current domestic cash, cash generated from on-going U.S. operating activities and from borrowings.

As of March 29, 2014 and September 28, 2013, $132.2 billion and $111.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are typically subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade with the objective of minimizing the potential risk of principal loss.

During the six months ended March 29, 2014, cash generated from operating activities of $36.2 billion was a result of $23.3 billion of net income, non-cash adjustments to net income of $7.5 billion and an increase in net change in operating assets and liabilities of $5.4 billion. Cash used in investing activities of $3.4 billion during the six months ended March 29, 2014 consisted primarily of cash used to acquire property, plant and equipment of $3.4 billion. Cash used in financing activities during the six months ended March 29, 2014 consisted primarily of cash used to repurchase common stock of $23.0 billion and cash used to pay dividends and dividend equivalents of $5.4 billion.

During the six months ended March 30, 2013, cash generated from operating activities of $35.9 billion was a result of $22.6 billion of net income, non-cash adjustments to net income of $6.4 billion and an increase in net change in operating assets and liabilities of $6.9 billion. Cash used in investing activities of $27.9 billion during the six months ended March 30, 2013 consisted primarily of cash used for purchases, net of sales and maturities, of marketable securities of $22.7 billion and cash used to acquire property, plant and equipment of $4.3 billion. Cash used in financing activities during the six months ended March 30, 2013 consisted primarily of cash used to pay dividends and dividend equivalents of $5.0 billion and cash used to repurchase common stock of $1.95 billion.

Capital Assets

The Company’s capital expenditures were $2.0 billion during the first six months of 2014 consisting of $198 million for retail store facilities and $1.8 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first six months of 2014 were $3.4 billion.

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

Dividend and Share Repurchase Program

In April 2013, the Company’s Board of Directors authorized a program to repurchase up to $60 billion of the Company’s common stock, of which $45.9 billion had been utilized as of March 29, 2014. The share repurchase program is expected to be completed by the end of December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through the second quarter of 2014 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2012	$2,488	$0	$0	$56	$2,544
2013	10,564	13,950	9,000	1,082	34,596
Q1 2014	2,769	0	5,000	365	8,134
Q2 2014	2,661	12,000	6,000	65	20,726

Total	$18,482	$25,950	$20,000	$1,568	$66,000

On April 23, 2014, the Company announced that the Board of Directors raised the cash dividend by approximately 8% to $3.29 per common share, beginning with the dividend to be paid during the third quarter of 2014. The Company expects to pay approximately $2.8 billion in quarterly dividends to common shareholders during the third quarter of 2014. The Company also plans to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

Additionally, the Company announced that the Board of Directors increased the share repurchase authorization from $60 billion to $90 billion, increasing the total capital return program from $100 billion to over $130 billion, which the Company expects to execute by the end of December 2015 by paying dividends and dividend equivalents, repurchasing shares, and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to access the public debt markets during 2014, both domestically and internationally, for an amount of term debt similar to what the Company raised during 2013.

In addition to the announced changes to the capital return program, the Company also announced that the Board of Directors approved a seven-for-one split of its common stock. Effective at the close of business on June 6, 2014, shareholders of record will receive six additional shares for each share held on June 2, 2014.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 29, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $4.8 billion, of which $3.6 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 29, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $12.6 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $2.8 billion as of March 29, 2014, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of March 29, 2014, the Company had non-current deferred tax liabilities of $19.5 billion. Additionally, as of March 29, 2014, the Company had gross unrecognized tax benefits of $3.0 billion and an additional $590 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of March 29, 2014 or September 28, 2013.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2013 Form 10-K have not changed materially for the first six months of 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 29, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2014 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

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

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years unless the judgment is overturned on appeal. The Company has taken the necessary steps to comply with the terms of the District Court’s order, including renegotiating agreements with the five major eBook publishers, updating its antitrust training program and hiring an antitrust compliance monitor. A damages trial is set for July 2014. The Company has appealed the District Court’s decision.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2013 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 28, 2013, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

The Company’s operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values and/or other factors. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations as a result of currency fluctuations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence worldwide or regional demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

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

The Company contracts with numerous third parties to offer their digital content through the iTunes Store. This includes the right to make available music, movies, TV shows and books currently available through the iTunes Store. The licensing or other distribution arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license or otherwise distribute their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make available third-party digital content, or to make available such content on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.

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

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.

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

The Company’s privacy policy, which includes related practices concerning the use and disclosure of data, is posted on its website. Any failure by the Company, its suppliers or other parties with whom the Company does business to comply with its posted privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by governmental entities or others.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of March 29, 2014, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 29, 2014 was as follows:

Q2 2014 Fiscal Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
December 29, 2013 to February 1, 2014:
January 2014 ASR	19,178 (b)	(b)	19,178 (b)
Open Market Purchases	2,150	$523.09	2,150

February 2, 2014 to March 1, 2014:
Open Market Purchases	8,117	$526.73	8,117

March 2, 2014 to March 29, 2014:
April 2013 ASR	1,142 (c)	(c)	1,142 (c)
Open Market Purchases	1,125	$533.17	1,125

Total	31,712		31,712	$14,050

(a)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase authorization to $60 billion, of which $45.9 billion had been utilized as of March 29, 2014. The remaining $14.1 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 29, 2014. On April 23, 2014, the Company announced that the Board of Directors further increased the share repurchase authorization from $60 billion to $90 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(b)

In January 2014, the Company entered into a new accelerated share repurchase arrangement (“ASR”) to purchase up to $12 billion of the Company’s common stock. In exchange for up-front payments totaling $12 billion, the financial institutions committed to deliver shares during the ASR’s purchase period, which will end in or before December 2014. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company’s common stock during that period. During the second quarter of 2014, 19,178,136 shares were delivered and retired, and the final number of shares to be delivered under this ASR will be determined at the conclusion of the purchase period.

(c)

In April 2013, the Company entered into an ASR to purchase up to $12 billion of the Company’s common stock. In March 2014, the purchase period for this ASR ended and an additional 1.1 million shares were delivered and retired. In total, 24.6 million shares were delivered under the April 2013 ASR at an average repurchase price of $486.82 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Amended and Restated Articles of Incorporation of the Registrant effective as of February 28, 2014.	8-K	3.1	3/5/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.9*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.10*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

10.11*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2014	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer