Form 10-Q
period 2014-06-28
APPLE INC
filed 2014-07-23
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Yes  ☐    No  ☒

5,987,867,000 shares of common stock, par value $0.00001, issued and outstanding as of July 11, 2014

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended June 28, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$37,432	$35,323	$140,672	$133,438
Cost of sales	22,697	22,299	86,144	83,005

Gross margin	14,735	13,024	54,528	50,433

Operating expenses:
Research and development	1,603	1,178	4,355	3,307
Selling, general and administrative	2,850	2,645	8,835	8,157

Total operating expenses	4,453	3,823	13,190	11,464

Operating income	10,282	9,201	41,338	38,969
Other income/(expense), net	202	234	673	1,043

Income before provision for income taxes	10,484	9,435	42,011	40,012

Provision for income taxes	2,736	2,535	10,968	10,487

Net income	$7,748	$6,900	$31,043	$29,525

Earnings per share:
Basic	$1.29	$1.07	$5.06	$4.52
Diluted	$1.28	$1.07	$5.03	$4.49

Shares used in computing earnings per share:
Basic	6,012,635	6,430,323	6,136,147	6,526,714
Diluted	6,051,711	6,469,854	6,172,857	6,574,205

Cash dividends declared per common share	$0.47	$0.44	$1.35	$1.20

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$7,748	$6,900	$31,043	$29,525

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	51	(100)	(35)	(177)
Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	(65)	188	39	791
Adjustment for net (gains)/losses realized and included in net income, net of tax	26	(357)	85	(203)

Total change in unrecognized gains/losses on derivative instruments, net of tax	(39)	(169)	124	588

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	357	(883)	550	(1,001)
Adjustment for net (gains)/losses realized and included in net income, net of tax	(32)	(46)	(82)	(143)

Total change in unrealized gains/losses on marketable securities, net of tax	325	(929)	468	(1,144)

Total other comprehensive income/(loss)	337	(1,198)	557	(733)

Total comprehensive income	$8,085	$5,702	$31,600	$28,792

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands and par value)

	June 28, 2014	September 28, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$12,977	$14,259
Short-term marketable securities	24,828	26,287
Accounts receivable, less allowances of $86 and $99, respectively	10,788	13,102
Inventories	1,594	1,764
Deferred tax assets	3,884	3,453
Vendor non-trade receivables	6,053	7,539
Other current assets	7,825	6,882

Total current assets	67,949	73,286

Long-term marketable securities	126,685	106,215
Property, plant and equipment, net	17,585	16,597
Goodwill	2,374	1,577
Acquired intangible assets, net	3,767	4,179
Other assets	4,160	5,146

Total assets	$222,520	$207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,535	$22,367
Accrued expenses	15,264	13,856
Deferred revenue	8,396	7,435
Commercial paper	2,010	0

Total current liabilities	46,205	43,658

Deferred revenue – non-current	3,058	2,625
Long-term debt	29,030	16,960
Other non-current liabilities	23,287	20,208

Total liabilities	101,580	83,451

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,989,171 and 6,294,494 shares issued and outstanding, respectively	22,139	19,764
Retained earnings	98,715	104,256
Accumulated other comprehensive income/(loss)	86	(471)

Total shareholders’ equity	120,940	123,549

Total liabilities and shareholders’ equity	$222,520	$207,000

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash and cash equivalents, beginning of the period	$14,259	$10,746

Operating activities:
Net income	31,043	29,525
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,977	4,974
Share-based compensation expense	2,101	1,698
Deferred income tax expense	3,154	2,524
Changes in operating assets and liabilities:
Accounts receivable, net	2,314	2,091
Inventories	170	(906)
Vendor non-trade receivables	1,486	3,148
Other current and non-current assets	931	484
Accounts payable	(2,531)	(4,740)
Deferred revenue	1,394	1,404
Other current and non-current liabilities	424	3,556

Cash generated by operating activities	46,463	43,758

Investing activities:
Purchases of marketable securities	(160,662)	(122,681)
Proceeds from maturities of marketable securities	15,111	13,963
Proceeds from sales of marketable securities	126,827	81,734
Payments made in connection with business acquisitions, net	(898)	(443)
Payments for acquisition of property, plant and equipment	(5,745)	(6,210)
Payments for acquisition of intangible assets	(216)	(560)
Other	7	(188)

Cash used in investing activities	(25,576)	(34,385)

Financing activities:
Proceeds from issuance of common stock	435	335
Excess tax benefits from equity awards	562	644
Taxes paid related to net share settlement of equity awards	(839)	(1,001)
Dividends and dividend equivalents paid	(8,297)	(7,795)
Repurchase of common stock	(28,000)	(17,950)
Proceeds from issuance of long-term debt	11,960	16,896
Proceeds from issuance of commercial paper, net	2,010	0

Cash used in financing activities	(22,169)	(8,871)

Increase/(decrease) in cash and cash equivalents	(1,282)	502

Cash and cash equivalents, end of the period	$12,977	$11,248

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$8,013	$7,188
Cash paid for interest	$322	$0

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2013, included in its Annual Report on Form 10-K (the “2013 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. The Company’s fiscal years 2014 and 2013 include 52 weeks each. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.

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

Common Stock Split

On June 6, 2014, the Company effected a seven-for-one stock split to shareholders of record as of June 2, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

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

The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income	$7,748	$6,900	$31,043	$29,525

Denominator:
Weighted-average shares outstanding	6,012,635	6,430,323	6,136,147	6,526,714
Effect of dilutive securities	39,076	39,531	36,710	47,491

Weighted-average diluted shares	6,051,711	6,469,854	6,172,857	6,574,205

Basic earnings per share	$1.29	$1.07	$5.06	$4.52
Diluted earnings per share	$1.28	$1.07	$5.03	$4.49

Potentially dilutive securities, the effect of which would have been antidilutive, were not significant for the three- and nine-month periods ended June 28, 2014 and the three- and nine-month periods ended June 29, 2013. The Company excluded these securities from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of June 28, 2014 and September 28, 2013 (in millions):

	June 28, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$8,317	$0	$0	$8,317	$8,317	$0	$0

Level 1 (a):
Money market funds	1,257	0	0	1,257	1,257	0	0
Mutual funds	2,673	2	(132)	2,543	0	2,543	0

Subtotal	3,930	2	(132)	3,800	1,257	2,543	0

Level 2 (b):
U.S. Treasury securities	35,320	26	(4)	35,342	73	7,280	27,989
U.S. agency securities	7,804	6	(7)	7,803	342	632	6,829
Non-U.S. government securities	6,292	78	(51)	6,319	0	580	5,739
Certificates of deposit and time deposits	4,509	0	0	4,509	1,650	1,778	1,081
Commercial paper	5,144	0	0	5,144	1,338	3,806	0
Corporate securities	72,659	477	(60)	73,076	0	7,718	65,358
Municipal securities	2,807	27	(1)	2,833	0	430	2,403
Mortgage- and asset-backed securities	17,334	45	(32)	17,347	0	61	17,286

Subtotal	151,869	659	(155)	152,373	3,403	22,285	126,685

Total	$164,116	$661	$(287)	$164,490	$12,977	$24,828	$126,685

	September 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$8,705	$0	$0	$8,705	$8,705	$0	$0

Level 1 (a):
Money market funds	1,793	0	0	1,793	1,793	0	0
Mutual funds	3,999	0	(197)	3,802	0	3,802	0

Subtotal	5,792	0	(197)	5,595	1,793	3,802	0

Level 2 (b):
U.S. Treasury securities	27,642	24	(47)	27,619	431	7,554	19,634
U.S. agency securities	16,878	12	(52)	16,838	177	3,412	13,249
Non-U.S. government securities	5,545	35	(137)	5,443	50	313	5,080
Certificates of deposit and time deposits	2,344	0	0	2,344	1,264	844	236
Commercial paper	2,998	0	0	2,998	1,835	1,163	0
Corporate securities	54,586	275	(252)	54,609	0	8,077	46,532
Municipal securities	6,257	45	(22)	6,280	4	1,114	5,162
Mortgage- and asset-backed securities	16,396	23	(89)	16,330	0	8	16,322

Subtotal	132,646	414	(599)	132,461	3,761	22,485	106,215

Total	$147,143	$414	$(796)	$146,761	$14,259	$26,287	$106,215

(a)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(b)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three- and nine-month periods ended June 28, 2014 and June 29, 2013. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of June 28, 2014 and September 28, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of June 28, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three- and nine-month periods ended June 28, 2014 and June 29, 2013, the Company did not recognize any significant impairment charges.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency and interest rate risk. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset some of the risk on expected future cash flows, on net investments in certain foreign subsidiaries, and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.

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

The Company may also enter into foreign currency forward contracts and option contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies.

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt or investments.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these instruments is based on the hedge designation. The effective portions of cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item. The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized as a component of other income/(expense), net in the same period as the related income or expense is recognized. The Company’s foreign currency and interest rate transactions hedged with cash flow hedges as of June 28, 2014 are expected to occur within 12 months and four years, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 28, 2014 and June 29, 2013.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of AOCI, were not significant as of June 28, 2014 and September 28, 2013. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three- and nine-month periods ended June 28, 2014 and June 29, 2013.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 28, 2014 and September 28, 2013 (in millions):

	June 28, 2014		September 28, 2013
	Notional Principal	Credit Risk	Notional Principal	Credit Risk
Instruments designated as accounting hedges:
Foreign exchange contracts	$22,996	$132	$35,013	$159
Interest rate contracts	$12,000	$121	$3,000	$44

Instruments not designated as accounting hedges:
Foreign exchange contracts	$21,559	$22	$16,131	$25

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of June 28, 2014, the Company received $27 million of net cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 28, 2013, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $164 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of June 28, 2014 or September 28, 2013.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its Condensed Consolidated Balance Sheets. As of June 28, 2014 and September 28, 2013, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $140 million and $333 million, respectively, resulting in net derivative assets of $128 million and net derivative liabilities of $57 million, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013 (in millions):

	June 28, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$132	$22	$154
Interest rate contracts	$121	$0	$121

Derivative liabilities (b):
Foreign exchange contracts	$69	$51	$120

	September 28, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$145	$25	$170
Interest rate contracts	$44	$0	$44

Derivative liabilities (b):
Foreign exchange contracts	$389	$46	$435

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow, net investment and fair value hedges in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Financial Statement Line Item	Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$(73)	$272	$(29)	$492	Other income/(expense), net	$(52)	$(63)
Interest rate contracts	(10)	33	(4)	(2)	Other income/(expense), net	0	0

Total	$(83)	$305	$(33)	$490		$(52)	$(63)

Net investment hedges:
Foreign exchange contracts	$(5)	$26	$0	$0	Other income/(expense), net	$0	$0

	Gains/(Losses) On Derivative Instruments		Gains/(Losses) Related to Hedged Items
Fair value hedges:
Interest rate contracts	$83	$0	$(83)	$0	Other income/(expense), net	$0	$0

	Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income - Effective Portion		Financial Statement Line Item	Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$70	$1,218	$(81)	$304	Other income/(expense), net	$(63)	$(115)
Interest rate contracts	(16)	33	(12)	(2)	Other income/(expense), net	0	0

Total	$54	$1,251	$(93)	$302		$(63)	$(115)

Net investment hedges:
Foreign exchange contracts	$0	$132	$0	$0	Other income/(expense), net	$1	$1

	Gains/(Losses) On Derivative Instruments		Gains/(Losses) Related to Hedged Items
Fair value hedges:
Interest rate contracts	$83	$0	$(83)	$0	Other income/(expense), net	$0	$0

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of June 28, 2014, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 12% and the other 11%. As of September 28, 2013, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 13% and the other 10%. The Company’s cellular network carriers accounted for 55% and 68% of trade receivables as of June 28, 2014 and September 28, 2013, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. Three of the Company’s vendors accounted for 50%, 19% and 13% of total vendor non-trade receivables as of June 28, 2014 and three of the Company’s vendors accounted for 47%, 21% and 15% of total vendor non-trade receivables as of September 28, 2013.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 28, 2014 and September 28, 2013 (in millions):

Inventories

	June 28, 2014	September 28, 2013
Components	$315	$683
Finished goods	1,279	1,081

Total inventories	$1,594	$1,764

Property, Plant and Equipment

	June 28, 2014	September 28, 2013
Land and buildings	$4,448	$3,309
Machinery, equipment and internal-use software	25,595	21,242
Leasehold improvements	4,410	3,968

Gross property, plant and equipment	34,453	28,519
Accumulated depreciation and amortization	(16,868)	(11,922)

Net property, plant and equipment	$17,585	$16,597

Accrued Expenses

	June 28, 2014	September 28, 2013
Accrued warranty and related costs	$4,242	$2,967
Accrued marketing and selling expenses	1,686	1,291
Accrued taxes	1,437	1,200
Accrued compensation and employee benefits	1,234	959
Deferred margin on component sales	890	1,262
Other current liabilities	5,775	6,177

Total accrued expenses	$15,264	$13,856

Non-Current Liabilities

	June 28, 2014	September 28, 2013
Deferred tax liabilities	$20,159	$16,489
Other non-current liabilities	3,128	3,719

Total other non-current liabilities	$23,287	$20,208

Other Income and Expense

The following table shows the detail of other income and expense for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest and dividend income	$439	$385	$1,276	$1,226
Interest expense	(100)	(53)	(269)	(53)
Other expense, net	(137)	(98)	(334)	(130)

Total other income/(expense), net	$202	$234	$673	$1,043

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of June 28, 2014 and September 28, 2013 (in millions):

	June 28, 2014			September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$6,472	$(2,805)	$3,667	$6,081	$(2,002)	$4,079
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$6,572	$(2,805)	$3,767	$6,181	$(2,002)	$4,179

During the nine months ended June 28, 2014, the Company completed various business acquisitions. The aggregate cash consideration paid, net of cash acquired, was $898 million, of which $789 million was allocated to goodwill, $247 million to acquired intangible assets and $138 million to net liabilities assumed. During the nine months ended June 29, 2013, the aggregate cash consideration paid, net of cash acquired, was $443 million, of which $369 million was allocated to goodwill, $167 million to acquired intangible assets and $93 million to net liabilities assumed.

Note 5 – Income Taxes

As of June 28, 2014, the Company recorded gross unrecognized tax benefits of $3.1 billion, of which $1.6 billion, if recognized, would affect the Company’s effective tax rate. As of September 28, 2013, the total amount of gross unrecognized tax benefits was $2.7 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate. Additionally, the Company had $606 million and $590 million of gross interest and penalties accrued as of June 28, 2014 and September 28, 2013, respectively. The Company’s unrecognized tax benefits, interest and penalties are presented net of related tax deposits and are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

During the second quarter of 2014, the U.S. Internal Revenue Service Appeals Office concluded its review of the years 2004 through 2006, which resulted in the Company reducing its gross unrecognized tax benefits by $95 million and recognizing a tax benefit of $68 million.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $400 million and $550 million in the next 12 months.

Note 6 – Debt

Commercial Paper

In April 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 28, 2014, the Company had $2.0 billion of Commercial Paper outstanding, with a weighted average interest rate of 0.09% and maturities generally less than nine months.

Long-Term Debt

In the third quarter of 2014 and 2013, the Company issued $12.0 billion and $17.0 billion of long-term debt, respectively. The debt issuances included floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $29.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.

The following table provides a summary of the Company’s long-term debt as of June 28, 2014 and September 28, 2013:

	As of June 28, 2014		As of September 28, 2013
	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Floating-rate notes due 2016	$1,000	0.51%	$1,000	0.51%
Floating-rate notes due 2017	1,000	0.29%	0	0
Floating-rate notes due 2018	2,000	1.10%	2,000	1.10%
Floating-rate notes due 2019	1,000	0.52%	0	0
Fixed-rate 0.45% notes due 2016	1,500	0.51%	1,500	0.51%
Fixed-rate 1.05% notes due 2017	1,500	0.29%	0	0
Fixed-rate 1.00% notes due 2018	4,000	1.08%	4,000	1.08%
Fixed-rate 2.10% notes due 2019	2,000	0.52%	0	0
Fixed-rate 2.85% notes due 2021	3,000	0.77%	0	0
Fixed-rate 2.40% notes due 2023	5,500	2.44%	5,500	2.44%
Fixed-rate 3.45% notes due 2024	2,500	0.88%	0	0
Fixed-rate 3.85% notes due 2043	3,000	3.91%	3,000	3.91%
Fixed-rate 4.45% notes due 2044	1,000	4.48%	0	0

Total	29,000		17,000

Unamortized discount	(53)		(40)
Hedge accounting fair value adjustments	83		0

Total	$29,030		$16,960

The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on the Notes. Such swaps allow the Company to effectively convert fixed-rate payments to floating-rate or floating-rate payments into fixed-rate payments. In the third quarter of 2013, the Company entered into interest rate swaps with an aggregate $3.0 billion notional, which effectively converted the floating-rate notes due 2016 and 2018 to a fixed interest rate. In the third quarter of 2014, the Company entered into interest rate swaps with an aggregate $9.0 billion notional, which effectively converted the fixed-rate notes due 2017, 2019, 2021 and 2024 to a floating interest rate.

The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $100 million and $268 million of interest expense on its long-term debt for the three- and nine-month periods ended June 28, 2014, respectively.

Future principal payments for the Company’s Notes as of June 28, 2014, are as follows (in millions):

2014	$0
2015	0
2016	2,500
2017	2,500
2018	6,000
Thereafter	18,000

Total	$29,000

As of June 28, 2014 and September 28, 2013, the fair value of the Company’s Notes, based on Level 2 inputs, was $28.5 billion and $15.9 billion, respectively.

Note 7 – Shareholders’ Equity

Preferred and Common Stock

During the second quarter of 2014, the Company’s shareholders approved amendments (the “Amendments”) to the Company’s Restated Articles of Incorporation. The Amendments included the elimination of the Board of Directors’ authority to issue preferred stock and established a par value for the Company’s common stock of $0.00001 per share.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2014:
Third quarter	$0.47	$2,830
Second quarter	0.44	2,655
First quarter	0.44	2,739

Total	$1.35	$8,224

2013:

Fourth quarter	$0.44	$2,763
Third quarter	0.44	2,789
Second quarter	0.38	2,490
First quarter	0.38	2,486

Total	$1.64	$10,528

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase authorization from $10 billion to $60 billion. In April 2014, the Company’s Board of Directors increased the share repurchase authorization from $60 billion to $90 billion, of which $50.9 billion had been utilized as of June 28, 2014. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The following table presents the Company’s ASRs:

	Purchase Period End Date		Number of Shares (in thousands)	Average Repurchase Price Per Share		ASR Amount (in millions)
January 2014 ASR	(a	)	134,247(a)	(a	)	$12,000
April 2013 ASR	March 2014		172,548(b)	$69.55		$12,000
August 2012 ASR	April 2013		28,544	$68.31		$1,950

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

(b)	Includes 8.0 million shares that were delivered and retired at the end of the purchase period, which concluded in the second quarter of 2014.

The Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2014:
Third quarter	58,661	$85.23	$5,000
Second quarter	79,749	$75.24	6,000
First quarter	66,847	$74.79	5,000

Total	205,257		$16,000

2013:
Fourth quarter	73,064	$68.43	$5,000
Third quarter	62,676	$63.82	4,000
Second quarter	0	$0	0
First quarter	0	$0	0

Total	135,740		$9,000

Note 8 – Comprehensive Income

Comprehensive income consists of two components, net income and OCI. OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table shows the gross amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations and the associated financial statement line item, for the three- and nine-month periods ended June 28, 2014 (in millions):

		Three Months Ended	Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	June 28, 2014
Unrecognized gains/losses on derivative instruments:
Foreign exchange contracts	Revenue	$86	$389
	Cost of sales	(57)	(308)
	Other income/expense, net	0	14
Interest rate contracts	Other income/expense, net	4	12

		33	107

Unrealized gains/losses on marketable securities	Other income/expense, net	(50)	(127)

Total amounts reclassified from AOCI		$(17)	$(20)

The following table shows the changes in AOCI by component for the nine months ended June 28, 2014 (in millions):

	Cumulative Foreign Currency Translation	Unrecognized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
September 28, 2013	$(105)	$(175)	$(191)	$(471)

Other comprehensive income/(loss) before reclassifications	(38)	43	838	843
Amounts reclassified from AOCI	0	107	(127)	(20)
Tax effect	3	(26)	(243)	(266)

Other comprehensive income/(loss)	(35)	124	468	557

June 28, 2014	$(140)	$(51)	$277	$86

Note 9 – Benefit Plans

Stock Plans

The Company had 495.7 million shares reserved for future issuance under its stock plans as of June 28, 2014. RSUs granted reduce the number of shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

2014 Employee Stock Plan

In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, stock grants and RSUs, as well as cash bonus awards. RSUs granted under the 2014 Plan are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus any shares that were reserved but not issued under the 2003 Plan for future issuance.

Rule 10b5-1 Trading Plans

During the three months ended June 28, 2014, Section 16 officers Timothy D. Cook, Luca Maestri, Peter Oppenheimer, Daniel Riccio, Philip W. Schiller, D. Bruce Sewell and Jeffrey E. Williams and director William V. Campbell had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the nine months ended June 28, 2014, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 28, 2013	93,284	$62.24
RSUs granted	53,730	$72.18
RSUs vested	(35,529)	$58.87
RSUs cancelled	(4,401)	$67.64

Balance at June 28, 2014	107,084	$68.12	$9,850

RSUs that vested during the three- and nine-month periods ended June 28, 2014 had fair values of $1.3 billion and $2.6 billion, respectively, as of the vesting date. RSUs that vested during the three- and nine-month periods ended June 29, 2013 had fair values of $1.2 billion and $2.9 billion, respectively, as of the vesting date.

Stock Options

The Company had 13.1 million stock options outstanding as of June 28, 2014, with a weighted average exercise price per share of $22.39 and weighted average remaining contractual term of 1.1 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of June 28, 2014 was $908 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The total intrinsic value of options at the time of exercise was $271 million and $978 million for the three- and nine-month periods ended June 28, 2014, respectively, and $180 million and $738 million for the three- and nine-month periods ended June 29, 2013, respectively.

Share-Based Compensation

Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is measured at the grant date and offering date, respectively, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance metrics.

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$115	$90	$334	$262
Research and development	313	245	902	708
Selling, general and administrative	296	243	865	728

Total share-based compensation expense	$724	$578	$2,101	$1,698

The income tax benefit related to share-based compensation expense was $260 million and $755 million for the three- and nine-month periods ended June 28, 2014, respectively, and was $197 million and $606 million for the three- and nine-month periods ended June 29, 2013, respectively. As of June 28, 2014, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $6.1 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Beginning accrued warranty and related costs	$4,368	$3,014	$2,967	$1,638
Cost of warranty claims	(882)	(1,033)	(2,811)	(2,566)
Accruals for product warranty	756	736	4,086	3,645

Ending accrued warranty and related costs	$4,242	$2,717	$4,242	$2,717

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of June 28, 2014 or September 28, 2013.

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

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.

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

The Company has entered into agreements for the supply of many components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect its financial condition and operating results.

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

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 28, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $5.0 billion, of which $3.8 billion related to leases for retail space.

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 28, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $15.4 billion.

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $5.6 billion as of June 28, 2014, which were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

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

The following table shows information by operating segment for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Americas:
Net sales	$14,577	$14,405	$48,985	$48,798
Operating income	$5,717	$5,140	$18,416	$17,637

Europe:
Net sales	$8,091	$7,614	$31,394	$29,878
Operating income	$3,016	$2,450	$11,345	$10,308

Greater China:
Net sales	$5,935	$4,641	$24,068	$19,684
Operating income	$2,173	$1,440	$8,837	$6,771

Japan:
Net sales	$2,564	$2,543	$11,475	$10,121
Operating income	$1,289	$1,343	$5,560	$5,158

Rest of Asia Pacific:
Net sales	$2,161	$2,046	$8,421	$9,201
Operating income	$721	$729	$2,948	$3,098

Retail:
Net sales	$4,104	$4,074	$16,329	$15,756
Operating income	$711	$667	$3,606	$3,316

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment operating income	$13,627	$11,769	$50,712	$46,288
Research and development expense (a)	(1,290)	(933)	(3,453)	(2,599)
Share-based compensation expense	(724)	(578)	(2,101)	(1,698)
Other corporate expenses, net	(1,331)	(1,057)	(3,820)	(3,022)

Total operating income	$10,282	$9,201	$41,338	$38,969

(a)	Amount excludes research and development share-based compensation expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Third Quarter Fiscal 2014 Highlights

Net sales rose $2.1 billion in the third quarter of 2014 compared to the same period in 2013, representing growth of 6%. Net sales and unit sales increased for iPhone resulting primarily from the successful introduction of new iPhones in the latter half of calendar year 2013 and expanded distribution. Net sales and unit sales increased for Mac due to strong demand for MacBook Air® which was updated with faster processors and lower prices in April 2014 and due to sales of the new Mac Pro® which became available in December 2013. Net sales of iTunes®, Software and Services grew primarily due to increased revenue from sales of iOS Apps, AppleCare® and licensing. Net sales and unit sales for iPad declined in the third quarter of 2014 compared to the same period in 2013 due to lower unit sales in many markets. Growth in total net sales during the third quarter of 2014 was also negatively impacted by the continuing decline of iPod sales. Growth in net sales was particularly strong in Greater China where revenue grew 28% in the third quarter of 2014 compared to the same period in 2013.

At its Worldwide Developers Conference in June 2014, the Company announced new versions of its operating systems, iOS 8 and OS X Yosemite, both of which are expected to be available in the fall of 2014.

During the third quarter of 2014, the Company utilized $5 billion to repurchase its common stock and paid dividends and dividend equivalents of $2.9 billion. Additionally, the Company issued $12.0 billion of long-term debt and $2.0 billion of commercial paper during the third quarter of 2014.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net Sales by Operating Segment:
Americas	$14,577	$14,405	1%	$48,985	$48,798	0%
Europe	8,091	7,614	6%	31,394	29,878	5%
Greater China (a)	5,935	4,641	28%	24,068	19,684	22%
Japan	2,564	2,543	1%	11,475	10,121	13%
Rest of Asia Pacific	2,161	2,046	6%	8,421	9,201	(8)%
Retail	4,104	4,074	1%	16,329	15,756	4%

Total net sales	$37,432	$35,323	6%	$140,672	$133,438	5%

Net Sales by Product:
iPhone (b)	$19,751	$18,154	9%	$78,313	$71,769	9%
iPad (b)	5,889	6,374	(8)%	24,967	25,794	(3)%
Mac (b)	5,540	4,893	13%	17,454	15,859	10%
iPod (b)	442	733	(40)%	1,876	3,838	(51)%
iTunes, Software and Services (c)	4,485	3,990	12%	13,455	11,791	14%
Accessories (d)	1,325	1,179	12%	4,607	4,387	5%

Total net sales	$37,432	$35,323	6%	$140,672	$133,438	5%

Unit Sales by Product:
iPhone	35,203	31,241	13%	129,947	116,460	12%
iPad	13,276	14,617	(9)%	55,661	56,954	(2)%
Mac	4,413	3,754	18%	13,386	11,767	14%
iPod	2,926	4,569	(36)%	11,736	22,881	(49)%

(a)	Greater China includes China, Hong Kong and Taiwan.

(b)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(c)	Includes revenue from sales on the iTunes Store, the App Store, the Mac App Store, and the iBooks Store, and revenue from sales of AppleCare, licensing and other services.

(d)	Includes sales of hardware peripherals and Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$19,751	$18,154	9%	$78,313	$71,769	9%
Percentage of total net sales	53%	51%		56%	54%
Unit sales	35,203	31,241	13%	129,947	116,460	12%

The year-over-year growth in iPhone net sales and unit sales in the third quarter and first nine months of 2014 resulted primarily from the successful introduction of new iPhones in the latter half of calendar year 2013 and expanded distribution. Compared to the same periods in 2013, iPhone net sales and unit sales growth were particularly strong in the Greater China and Rest of Asia Pacific segments in the third quarter of 2014, and in the Greater China and Japan segments in the first nine months of 2014. Overall average selling prices (“ASPs”) for iPhone were down during the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to a shift in product mix and to weakening of foreign currencies relative to the U.S. dollar.

iPad

The following table presents iPad net sales and unit sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$5,889	$6,374	(8)%	$24,967	$25,794	(3)%
Percentage of total net sales	16%	18%		18%	19%
Unit sales	13,276	14,617	(9)%	55,661	56,954	(2)%

Net sales and unit sales for iPad declined in the third quarter and first nine months of 2014 compared to the same periods in 2013. iPad net sales and unit sales grew overall in developing markets in the third quarter and first nine months of 2014, but this growth was more than offset by a decline in overall iPad net sales and unit sales in mature markets. iPad ASPs increased in the third quarter of 2014 compared to the same period in 2013 primarily as a result of a shift in mix toward higher priced iPads, while iPad ASPs declined in the first nine months of 2014 compared to the first nine months of 2013 with a shift in iPad product mix being more than offset by the October 2013 price reduction of iPad mini.

Mac

The following table presents Mac net sales and unit sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$5,540	$4,893	13%	$17,454	$15,859	10%
Percentage of total net sales	15%	14%		12%	12%
Unit sales	4,413	3,754	18%	13,386	11,767	14%

The year-over-year growth in Mac net sales and unit sales for the third quarter and first nine months of 2014 was primarily driven by increased sales of MacBook Air and Mac Pro. Mac ASPs decreased during the third quarter and first nine months of 2014 compared to the same periods in 2013 primarily due to price reductions on certain Mac models and a shift in mix towards Mac portable systems.

iTunes, Software and Services

The following table presents net sales information of iTunes, Software and Services for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$4,485	$3,990	12%	$13,455	$11,791	14%
Percentage of total net sales	12%	11%		10%	9%

The increase in net sales of iTunes, Software and Services in the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily due to growth in net sales from the iTunes Store, AppleCare and licensing. The iTunes Store generated a total of $2.6 billion and $7.6 billion in net sales during the third quarter and first nine months of 2014, respectively, compared to $2.4 billion and $6.9 billion during the third quarter and first nine months of 2013, respectively. Growth in net sales from the iTunes Store was driven by increases in revenue from App sales reflecting continued growth in the installed base of iOS devices and the expansion in the number of third-party iOS Apps available. This was partially offset by a decline in sales of digital music.

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

Americas

The following table presents Americas net sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$14,577	$14,405	1%	$48,985	$48,798	0%
Percentage of total net sales	39%	41%		35%	36%

Americas experienced increases in net sales of Mac and iTunes, Software and Services that were largely offset by a decline in net sales of both iPod and iPad and weakness in foreign currencies relative to the U.S. dollar in the third quarter and first nine months of 2014 compared to the same periods in 2013. Mac growth was driven by increased net sales and unit sales of MacBook Air and Mac Pro. Net sales of iPhone were relatively flat in the third quarter of 2014 and were up only slightly in the first nine months of 2014 compared to the same periods in 2013.

Europe

The following table presents Europe net sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$8,091	$7,614	6%	$31,394	$29,878	5%
Percentage of total net sales	22%	21%		22%	22%

The increase in Europe net sales during the third quarter and first nine months of 2014 compared to the same periods in 2013 reflects increases in net sales of iPhone, Mac and iTunes, Software and Services, partially offset by a decline in net sales of iPod and iPad. Net sales growth in the third quarter and first nine months of 2014 was most pronounced in developing markets within Europe. Strength of foreign currencies relative to the U.S. dollar also contributed to net sales growth in the third quarter and first nine months of 2014.

Greater China

The following table presents Greater China net sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$5,935	$4,641	28%	$24,068	$19,684	22%
Percentage of total net sales	16%	13%		17%	15%

During the third quarter and first nine months of 2014, Greater China experienced year-over-year increases in net sales that were significantly higher than those experienced by the Company overall. The growth in 2014 compared to 2013 was driven by higher unit sales and net sales of all major product categories, except iPod, in addition to higher net sales of iTunes, Software and Services. Growth in net sales and unit sales of iPhone was especially strong, driven by the successful launch of new iPhones in Greater China at the end of 2013, increased demand for the Company’s entry-priced iPhones and the addition of a significant new carrier in the second quarter of 2014.

Japan

The following table presents Japan net sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$2,564	$2,543	1%	$11,475	$10,121	13%
Percentage of total net sales	7%	7%		8%	8%

In the third quarter of 2014, Japan generated increases in net sales of iPad, Mac, and iTunes, Software and Services that were largely offset by a decline in net sales of iPhone and iPod in addition to the weakening of the Japanese Yen relative to the U.S. dollar. iPhone net sales and unit sales declined in the third quarter of 2014 compared to the same period in 2013 as changes in the regulatory environment negatively impacted growth of the Japan smartphone market. iPad unit sales were down during the third quarter of 2014 compared to the same period in 2013, but the decline was more than offset by higher ASPs that drove higher net sales of iPad year-over-year. In the first nine months of 2014, Japan generated year-over-year increases in net sales of every major product category except iPod and generated growth in net sales of iTunes, Software and Service, partially offset by weakness in the Japanese Yen relative to the U.S. dollar. While net sales of iPad increased during the first nine months of 2014 compared to the same period in 2013, iPad unit sales declined over the same period.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$2,161	$2,046	6%	$8,421	$9,201	(8)%
Percentage of total net sales	6%	6%		6%	7%

Net sales in Rest of Asia Pacific increased during the third quarter of 2014 compared to the same period in 2013 due to strong growth in net sales and unit sales of iPhone and Mac. The growth of iPhone was driven by higher sales of entry-priced iPhones, while the growth of Mac was driven by higher sales of MacBook Air. Net sales declined in the first nine months of 2014 compared to the same period in 2013 due to year-over-year reductions in net sales in all major product categories except Mac in most countries in Rest of Asia Pacific. Net sales in both the third quarter and first nine months of 2014 were negatively affected by the weakness in several currencies relative to the U.S. dollar, including the Australian dollar.

Retail

The following tables present Retail net sales information for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 and Retail store and headcount information as of June 28, 2014 and June 29, 2013 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Net sales	$4,104	$4,074	1%	$16,329	$15,756	4%
Percentage of total net sales	11%	12%		12%	12%

	June 28, 2014	June 29, 2013
U.S. stores	254	252
International stores	173	156

Total store count	427	408

Headcount	41,300	41,700

Growth in Retail net sales in the third quarter and first nine months of 2014 was driven by increases in net sales and unit sales of iPhone and Mac, partially offset by declines in net sales and unit sales of iPad and iPod. With an average of 424 and 405 stores open during the third quarters of 2014 and 2013, respectively, average revenue per store declined to $9.7 million in the third quarter of 2014 from $10.1 million in the third quarter of 2013. Average revenue per store declined to $38.8 million in the first nine months of 2014 from $39.3 million in the first nine months of 2013.

Retail generated operating income of $711 million during the third quarter of 2014 compared to $667 million in the third quarter of 2013, and generated operating income of $3.6 billion during the first nine months of 2014 compared to $3.3 billion in the first nine months of 2013. The year-over-year increase in Retail operating income during the third quarter and first nine months of 2014 was primarily attributable to a higher gross margin percentage.

Gross Margin

Gross margin for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$37,432	$35,323	$140,672	$133,438
Cost of sales	22,697	22,299	86,144	83,005

Gross margin	$14,735	$13,024	$54,528	$50,433

Gross margin percentage	39.4%	36.9%	38.8%	37.8%

The increase in the gross margin percentage during the third quarter and first nine months of 2014 compared to the same periods in 2013 was driven by multiple factors including a favorable shift in mix to products with higher margins, lower commodity costs, and improved leverage on fixed costs from higher net sales. The impact of these factors was partially offset by higher cost structures on certain new products and by changes in some foreign currency exchange rates.

The Company anticipates gross margin during the fourth quarter of 2014 to be between 37% and 38%. The foregoing statement regarding the Company’s expected gross margin percentage in the fourth quarter of 2014 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research and development expense	$1,603	$1,178	$4,355	$3,307
Percentage of net sales	4.3%	3.3%	3.1%	2.5%

Selling, general and administrative expense	$2,850	$2,645	$8,835	$8,157
Percentage of net sales	7.6%	7.5%	6.3%	6.1%

Total operating expenses	$4,453	$3,823	$13,190	$11,464
Percentage of net sales	11.9%	10.8%	9.4%	8.6%

Research and Development (“R&D”) Expense

The growth in R&D expense during the third quarter and the first nine months of 2014 compared to the same periods in 2013 was driven primarily by an increase in headcount and related expenses to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

The growth in SG&A expense during the third quarter and the first nine months of 2014 compared to the same periods in 2013 was primarily due to increased headcount and related expenses, and higher spending on marketing and professional services.

Other Income and Expense

Other income and expense for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Interest and dividend income	$439	$385		$1,276	$1,226
Interest expense	(100)	(53)		(269)	(53)
Other expense, net	(137)	(98)		(334)	(130)

Total other income/(expense), net	$202	$234	(14)%	$673	$1,043	(35)%

The decrease in other income and expense during the third quarter of 2014 compared to the same period in 2013 was due primarily to higher interest expense on debt and lower realized gains on marketable securities, partially offset by higher interest income. The decrease in other income and expense during the first nine months of 2014 compared to the same period in 2013 was due primarily to higher interest expense on debt, higher expenses associated with foreign exchange rate movements and lower realized gains from investment sales, partially offset by lower premium expenses on foreign exchange contracts. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.09% and 1.00% in the third quarter of 2014 and 2013, respectively, and 1.05% and 1.04% in the first nine months of 2014 and 2013, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Provision for income taxes	$2,736	$2,535	$10,968	$10,487
Effective tax rate	26.1%	26.9%	26.1%	26.2%

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of June 28, 2014 and September 28, 2013 and during the first nine months of 2014 and 2013 (in millions):

	June 28, 2014	September 28, 2013
Cash, cash equivalents and marketable securities	$164,490	$146,761
Property, plant and equipment, net	$17,585	$16,597
Long-term debt	$29,030	$16,960
Working capital	$21,744	$29,628

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash generated by operating activities	$46,463	$43,758
Cash used in investing activities	$(25,576)	$(34,385)
Cash used in financing activities	$(22,169)	$(8,871)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. To provide additional flexibility in managing liquidity, the Company began accessing the commercial paper markets in the third quarter of 2014. The Company currently anticipates the cash used for future dividends and the share repurchase program will come from its current domestic cash, cash generated from on-going U.S. operating activities and from borrowings.

As of June 28, 2014 and September 28, 2013, $137.7 billion and $111.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are typically subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade with the objective of minimizing the potential risk of principal loss.

During the nine months ended June 28, 2014, cash generated from operating activities of $46.5 billion was a result of $31.0 billion of net income, non-cash adjustments to net income of $11.2 billion and an increase in net change in operating assets and liabilities of $4.2 billion. Cash used in investing activities of $25.6 billion during the nine months ended June 28, 2014 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $18.7 billion and cash used to acquire property, plant and equipment of $5.7 billion. Cash used in financing activities of $22.2 billion during the nine months ended June 28, 2014 consisted primarily of cash used to repurchase common stock of $28.0 billion and cash used to pay dividends and dividend equivalents of $8.3 billion, partially offset by proceeds from the issuance of long-term debt and commercial paper of $12.0 billion and $2.0 billion, respectively.

During the nine months ended June 29, 2013, cash generated from operating activities of $43.8 billion was a result of $29.5 billion of net income, non-cash adjustments to net income of $9.2 billion and an increase in net change in operating assets and liabilities of $5.0 billion. Cash used in investing activities of $34.4 billion during the nine months ended June 29, 2013 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.0 billion and cash used to acquire property, plant and equipment of $6.2 billion. Cash used in financing activities of $8.9 billion during the nine months ended June 29, 2013 consisted primarily of cash used to repurchase common stock of $18.0 billion and cash used to pay dividends and dividend equivalents of $7.8 billion, partially offset by net proceeds from the issuance of long-term debt of $16.9 billion.

Capital Assets

The Company’s capital expenditures were $6.2 billion during the first nine months of 2014 consisting of $341 million for retail store facilities and $5.9 billion for other capital expenditures, including product tooling and manufacturing process equipment, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first nine months of 2014 were $5.7 billion.

The Company anticipates utilizing approximately $11.0 billion for capital expenditures during 2014, including approximately $500 million for retail store facilities and approximately $10.5 billion for other capital expenditures, including product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2014, the Company expects to open about 20 new retail stores, with approximately two-thirds located outside of the U.S. During 2014, the Company also expects to remodel approximately 15 of its existing stores.

Debt

In April 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 28, 2014, the Company had $2.0 billion of Commercial Paper outstanding, with a weighted average interest rate of 0.09% and maturities generally less than nine months.

In the third quarter of 2014 and 2013, the Company issued $12.0 billion and $17.0 billion of long-term debt, respectively. The debt issuances included floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $29.0 billion (collectively the “Notes”). The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on the Notes. Interest rate swaps allow the Company to effectively convert fixed-rate payments to floating-rate payments or floating-rate payments into fixed-rate payments. In the third quarter of 2014, the Company entered into interest rate swaps with an aggregate $9.0 billion notional, which effectively converted primarily all of the fixed-rate notes to a floating interest rate, and in the third quarter of 2013, the Company entered into interest rate swaps with an aggregate $3.0 billion notional, which effectively converted the floating-rate notes to a fixed interest rate.

Capital Return Program

In April 2014, the Company’s Board of Directors increased the share repurchase program authorization from $60 billion to $90 billion of the Company’s common stock, of which $50.9 billion had been utilized as of June 28, 2014. The share repurchase program is expected to be completed by the end of December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The increase to the Company’s share repurchase program authorization resulted in a total capital return program of over $130 billion. The Company expects to complete the capital return program by the end of December 2015 by paying dividends and dividend equivalents, repurchasing shares, and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to access the public debt markets, both domestically and internationally.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through the third quarter of 2014 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2012	$2,488	$0	$0	$56	$2,544
2013	10,564	13,950	9,000	1,082	34,596
Q1 2014	2,769	0	5,000	365	8,134
Q2 2014	2,661	12,000	6,000	65	20,726
Q3 2014	2,867	0	5,000	409	8,276

Total	$21,349	$25,950	$25,000	$1,977	$74,276

In April 2014, the Company’s Board of Directors raised the cash dividend by approximately 8%. The Company paid cash dividends of $0.47 per common share, totaling $2.8 billion, in May 2014. The Company plans to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

In addition to its capital return program activity, the Company also effected a seven-for-one split of its common stock on June 6, 2014.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 28, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $5.0 billion, of which $3.8 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 28, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $15.4 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had additional off-balance sheet obligations of $5.6 billion as of June 28, 2014, that were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of June 28, 2014, the Company had non-current deferred tax liabilities of $20.2 billion. Additionally, as of June 28, 2014, the Company had gross unrecognized tax benefits of $3.1 billion and an additional $606 million for gross interest and penalties classified as non-current liabilities.

On May 28, 2014, the Company announced it entered into definitive agreements to acquire Beats Music, LLC, which offers a subscription streaming music service, and Beats Electronics, LLC, which makes Beats headphones, speakers and audio software (collectively, “Beats”). The Company intends to acquire Beats for a total purchase price of approximately $2.6 billion, consisting primarily of cash. The Company also intends to issue approximately $400 million of its common stock, which will vest over time based on continued employment of certain executives of Beats. The transactions, which are subject to regulatory approvals, are expected to close in the fourth quarter of 2014.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of June 28, 2014 or September 28, 2013.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the third quarter of 2014, the Company issued $12.0 billion of long-term debt, which included $10.0 billion of fixed-rate notes due 2017, 2019, 2021, 2024 and 2044 and $2.0 billion of floating-rate notes due 2017 and 2019. To manage interest rate risk, the Company entered into interest rate swaps with an aggregate $9.0 billion notional, which effectively converted the fixed-rate notes due 2017, 2019, 2021 and 2024 to a floating interest rate. Notwithstanding the resulting interest rates applicable to the long-term debt, the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2013 Form 10-K have not changed materially for the first nine months of 2014.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 28, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2014 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

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

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years unless the judgment is overturned on appeal. The Company has taken the necessary steps to comply with the terms of the District Court’s order, including renegotiating agreements with the five major eBook publishers, updating its antitrust training program and hiring an antitrust compliance monitor. The Company appealed the District Court’s decision. Pursuant to a settlement agreement reached by the parties in June 2014, any damages the Company may be obligated to pay will be determined by the outcome of the appellate decision.

Item 1A.	Risk Factors.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2013 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarters ended December 28, 2013 and March 29, 2014, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

The Company’s operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values and/or other factors. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations as a result of currency fluctuations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence worldwide or regional demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

In the event of further financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; failure of derivative counterparties and other financial institutions; and restrictions on the Company’s ability to issue new debt. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the smartphone market. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications and with business models that include content provided to users for free. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

The Company is the only authorized maker of hardware using OS X, which has a minority market share in the personal computer market. This market has been contracting and is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of Internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results also depend on its ability to continually improve the Mac platform to maintain its functional and design advantages.

There can be no assurance the Company will be able to continue to provide products and services that compete effectively.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. A number of suppliers of components may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components. The follow-on effects from global economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases.

The Company and other participants in the markets for mobile communication and media devices and personal computers also compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. The supply of components for a new or existing product could be delayed or constrained, or a key manufacturing vendor could delay shipments of completed products to the Company.

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

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of Mac sales, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Mac’s prospects, developers could be less inclined to develop or upgrade software for the Company’s Mac products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.

With respect to iOS devices, the Company relies on the continued availability and development of compelling and innovative software applications, which are distributed through a single distribution channel, the App Store. iOS devices are subject to rapid technological change, and, if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s iOS devices rather than its competitors’ platforms, such as Android. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s iOS devices may suffer.

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

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. These risks and uncertainties include, but are not limited to, macro-economic factors that could have an adverse effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, the Company’s failure to manage relationships with its existing retail partners, more challenging environments in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and the Company’s inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

The Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company data or accounts. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.

The Company devotes significant resources to network security, data encryption, and other security measures to protect its systems and data, but these security measures cannot provide absolute security. To the extent the Company was to experience a breach of its systems and was unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise adversely impact access to online stores and services. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged, use of the Company’s products and services could decrease, and the Company could be exposed to a risk of loss or litigation and possible liability. While the Company maintains insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

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

The Company’s stock continues to experience substantial price volatility. Additionally, the Company, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company believes its stock price reflects expectations of future growth and profitability. The Company also believes its stock price reflects expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet any of these expectations related to future growth, profitability, dividends, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of June 28, 2014, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland. For example, in June 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Ireland with regard to the corporate income tax to be paid by two of the Company’s Irish subsidiaries comply with European Union rules on state aid. If the European Commission were to take a final decision against Ireland, it could require changes to existing tax rulings that, in turn, could increase the Company’s taxes in the future. The European Commission could also require Ireland to recover from the Company past taxes reflective of the disallowed state aid.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity during the three months ended June 28, 2014 was as follows:

Q3 2014 Fiscal Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
March 30, 2014 to May 3, 2014	16,965	$80.74	16,965
May 4, 2014 to May 31, 2014	35,165	$86.17	35,165
June 1, 2014 to June 28, 2014	6,531	$91.87	6,531

Total	58,661		58,661	$39,050

(a)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. In April 2013, the Company’s Board of Directors increased the share repurchase authorization to $60 billion. In April 2014, the Company’s Board of Directors increased the share repurchase authorization to $90 billion, of which $50.9 billion had been utilized as of June 28, 2014. The remaining $39.1 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 28, 2014. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6.	Exhibits.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 11, 2008.	10-Q	10.10	12/27/08

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.7*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.8*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.9*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.10*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

10.11*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 23, 2014	APPLE INC.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer