Form 10-K
period 2014-09-27
APPLE INC
filed 2014-10-27
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-10030

APPLE INC.

(Exact name of registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 996-1010

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $462,522,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

5,864,840,000 shares of common stock were issued and outstanding as of October 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K

For the Fiscal Year Ended September 27, 2014

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.	Business

Company Background

The Company designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, accessories, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and OS X® operating systems, iCloud®, and a variety of accessory, service and support offerings. In September 2014, the Company announced Apple Watch™, which is expected to be available in early calendar year 2015, and Apple Pay™, which became available in the U.S. in October 2014. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, iBooks Store™ and Mac App Store. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories, through its online and retail stores. The Company sells to consumers, small and mid-sized businesses (“SMB”) and education, enterprise and government customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company is a California corporation established in 1977.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. As part of the iTunes Store, the Company’s App Store and iBooks Store allow customers to discover and download applications and books through either a Mac or Windows-based computer or through iPhone, iPad and iPod touch® devices (“iOS devices”). The Company’s Mac App Store allows customers to easily discover, download and install Mac applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes continual investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

Apple Inc. | 2014 Form 10-K | 1

Business Organization

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Greater China, Japan, Rest of Asia Pacific and Retail. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. The results of the Company’s geographic segments do not include the results of the Retail segment. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

Products

iPhone

iPhone is the Company’s line of smartphones that combines a phone, music player and internet device in one product, and is based on Apple’s iOS Multi-Touch™ operating system. iPhone has an integrated photo and video camera and photo library app, and on qualifying devices, also includes Siri®, a voice activated intelligent assistant. iPhone works with the iTunes Store, the App Store and iBooks Store for purchasing, organizing and playing music, movies, TV shows, podcasts, books and apps. In addition to apps delivered with iOS, free downloads of iLife® and iWork® apps for iOS are available with all new iPhones. iPhone is compatible with both Mac and Windows personal computers and Apple’s iCloud services which provide synchronization of mail, contacts, calendars, apps, music, photos, documents and more across users’ devices. In September 2014, the Company introduced iPhone 6 and iPhone 6 Plus that feature larger 4.7-inch and 5.5-inch Retina® HD displays and support for Apple Pay.

iPad

iPad is the Company’s line of multi-purpose tablets based on Apple’s iOS Multi-Touch operating system, which includes iPad Air™ and iPad mini™. iPad has an integrated photo and video camera and photo library app, and on qualifying devices, also includes Siri. iPad works with the iTunes Store, the iBooks Store and the App Store for purchasing, organizing and playing music, movies, TV shows, podcasts, books and apps. In addition to apps delivered with iOS for qualifying devices, iLife and iWork apps for iOS are available as free downloads with all new iPads. iPad is compatible with both Mac and Windows personal computers and Apple’s iCloud services. In October 2014, the Company introduced iPad Air 2 and iPad mini 3 that feature a Retina display, Touch ID™ and support for Apple Pay.

Mac

Mac is the Company’s line of desktop and portable personal computers. Macs feature Intel microprocessors, the OS X operating system and include Mail, Safari® web browser, Messages, Calendar, Reminders, Contacts and the iLife apps. The Company’s iWork apps are also available as free downloads with all new Macs. The Company’s desktop computers include iMac®, Mac Pro® and Mac mini. The Company’s portable computers include MacBook Pro®, MacBook Pro with Retina display and MacBook Air®. In October 2014, the Company introduced the 27-inch iMac with Retina 5K display with improved performance, power efficiency and visual quality; and updated the Mac mini.

iPod

The Company’s iPod line of portable digital music and media players includes iPod touch, iPod nano® and iPod shuffle®. All iPods work with iTunes® to purchase and synchronize content. iPod touch, based on the Company’s iOS Multi-Touch operating system, is a flash-memory-based iPod with an integrated photo and video camera and photo library app, and also includes Siri. iPod touch works with the iTunes Store, the App Store and the iBooks Store for purchasing and playing music, movies, TV shows, podcasts, books and apps. In addition to apps delivered with iOS, iLife and iWork apps for iOS are available as free downloads for all new iPod touch products. iPod touch is compatible with both Mac and Windows personal computers and Apple’s iCloud services.

Apple Inc. | 2014 Form 10-K | 2

iTunes and the iTunes Store

Apple’s iTunes app, available for iOS devices, Mac and Windows personal computers and Apple TV, keeps users’ music, movies and TV shows organized in one place. iTunes is integrated with the iTunes Store, the App Store, the iBooks Store, iTunes U® and iTunes Radio™. The iTunes Store allows customers to purchase and download music and TV shows, rent or purchase movies and download free Podcasts. The App Store allows customers to discover and download apps and purchase in-app content. The iBooks Store features e-books from major and independent publishers. iTunes U allows users to download free lectures, videos and more from top universities, museums and other institutions. iTunes Radio provides a free Internet streaming service that allows users to personalize radio stations featuring music from the iTunes Store. In July 2014, the Company acquired Beats Music, LLC, which offers a subscription streaming music service that offers a curated listening experience and complements the Company’s other music services and offerings.

Mac App Store

The Mac App Store allows customers to discover, download and install Mac applications. The Mac App Store offers applications in education, games, graphics and design, lifestyle, productivity, utilities and other categories. The Company’s OS X operating system software and its iLife, iWork and other application software titles are also available on the Mac App Store.

iCloud

iCloud is the Company’s cloud service which stores music, photos, applications, contacts, calendars, mail, documents and more, keeping them up-to-date and available to multiple iOS devices, Mac and Windows personal computers and Apple TV. iCloud services include iTunes in the Cloud, iCloud DriveSM, iCloud Photo Sharing, Family Sharing, Find My iPhone, iPad or Mac and iCloud Backup for iOS devices. Users can sign up for free access to iCloud using a device running qualifying versions of iOS or OS X.

Apple Pay

In October 2014, the Company released Apple Pay in the U.S., a new service aimed at making mobile payments easy, secure and private. Apple Pay works with iPhone 6, iPhone 6 Plus, iPad Air 2 and iPad mini 3. Apple Pay will also work with the newly announced Apple Watch upon its expected availability in early calendar year 2015.

Operating System Software

iOS

iOS is the Company’s Multi-Touch operating system that serves as the foundation for iOS devices. Apps delivered with iOS for qualifying devices include Safari web browser, FaceTime® video calling, Maps, Mail, Contacts, Calendar, Clock, Weather, Calculator, Notes, Reminders, Stocks, Compass and Messages. Devices running iOS are compatible with both Mac and Windows personal computers and Apple’s iCloud services. In September 2014, the Company released iOS 8, which provides new features for Messages and Photos, predictive typing for Apple’s QuickType™ keyboard and a new Health app. iOS 8 also introduced Family Sharing, which enables easier sharing of purchases, photos and calendars within the same household.

OS X

OS X, the Company’s Mac operating system, is built on an open-source UNIX-based foundation and provides an intuitive and integrated computer experience. OS X Yosemite, released in October 2014, is the eleventh major release of OS X. Support for iCloud is built into OS X so users can access content and information from their Macs, their iOS devices and other supported devices and access downloaded content and apps from the iTunes Store. Apps delivered with OS X include Mail, Safari web browser, Messages, Calendar, Reminders, Contacts, Maps, iBooks® and the iLife apps. OS X Yosemite incorporates additional continuity features including Handoff, which allows users to start an activity on one Mac or iOS device and pass it to another Mac or iOS device.

Apple Inc. | 2014 Form 10-K | 3

Application Software

iLife

iLife for Mac is the Company’s consumer-oriented digital lifestyle software application suite included with all Mac computers. iLife features iPhoto®, a digital photo application for storing, viewing, editing and sharing photos; iMovie®, a digital video editing application; and GarageBand®, a music creation application that allows users to play, record and create music. The Company also has Multi-Touch versions of these iLife applications designed specifically for use on iOS devices.

iWork

iWork for Mac is the Company’s integrated productivity suite designed to help users create, present and publish documents, presentations and spreadsheets. iWork includes Pages® for word processing and page layout, Keynote® for presentations and Numbers® for spreadsheets. The Company also has iOS Multi-Touch versions of each iWork application designed specifically for use on iOS devices.

Other Application Software

The Company also sells various other application software, including its professional line of applications: Final Cut Pro®, Logic® Pro X and its FileMaker® Pro database software.

Accessories

The Company sells a variety of Apple-branded and third-party Mac-compatible and iOS-compatible accessories, including Apple TV, headphones, cases, displays, storage devices and various other connectivity and computing products and supplies. In July 2014, the Company acquired Beats Electronics, LLC, which makes Beats® headphones, speakers and audio software.

Apple TV

Apple TV connects to consumers’ high definition TVs and enables them to access iTunes content directly for streaming HD video, playing music and viewing photos. Content from iTunes Radio, Beats Music™ and other media services, including Netflix, YouTube, Flickr, Hulu Plus, Vevo, MLB, NBA and NHL is available on Apple TV. Apple TV allows streaming iTunes content from Macs and Windows personal computers through Home Share and through AirPlay® from compatible Mac and iOS devices. Compatible Mac and iOS devices can also mirror their device screens as well as stream and play games on Apple TV.

Apple Watch

In September 2014, the Company announced Apple Watch, a personal electronic device that combines new precision watch technology with an iOS-based user interface created specifically for a smaller device. Apple Watch features Digital Crown, a unique navigation tool that allows users to seamlessly scroll, zoom and navigate. Apple Watch enables customers to communicate in new ways from their wrist and features Force Touch, a technology that senses the difference between a tap and a press and allows users to access controls within apps. Apple Watch is expected to be available in early calendar year 2015 and will be compatible with iPhone 5 and newer iPhone models running the latest version of iOS 8.

iOS and Mac Developer Programs

The Company’s iOS and Mac Developer Programs support app developers with the development, testing and distribution of iOS and Mac apps through the App Store and the Mac App Store. Development tools included with the Company’s Developer Programs include Xcode®, the Company’s integrated development environment for creating apps for iOS devices and Mac. Xcode includes project management tools; analysis tools to collect, display and compare app performance data; simulation tools to locally run, test and debug apps; tools to simplify the design and development of user interfaces; Swift™, the Company’s new programming language for both iOS and OS X introduced in June 2014; and the latest software development kits for iOS and OS X. The Company’s Developer Programs also provide access to multiple development resources including the Company’s Developer Forums, extensive technical documentation and sample code. The Company’s Developer Programs also provide developers with access tools and information for submitting their apps to the App Store and the Mac App Store.

Apple Inc. | 2014 Form 10-K | 4

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

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers and SMBs through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and value-added resellers. During 2014, the Company’s net sales through its direct and indirect distribution channels accounted for 28% and 72%, respectively, of total net sales.

The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware and software integration and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers.

To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to build and improve its distribution capabilities by expanding the number of its own retail stores worldwide. The Company’s retail stores are typically located at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations the Company is better positioned to ensure a high quality customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. The retail stores employ experienced and knowledgeable personnel who provide product advice, service and training and offer a wide selection of third-party hardware, software and other accessories that complement the Company’s products.

The Company has also invested in programs to enhance reseller sales by placing high-quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of product expertise, integration and support services.

The Company is committed to delivering solutions to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement and has designed a range of products, services and programs to address the needs of education customers. The Company also supports mobile learning and real-time distribution of, and access to, education related materials through iTunes U, a platform that allows students and teachers to share and distribute educational media online. The Company sells its products to the education market through its direct sales force, select third-party resellers and its online and retail stores.

The Company also sells its hardware and software products to enterprise and government customers in each of its geographic segments. The Company’s products are deployed in these markets because of their performance, productivity, ease of use and seamless integration into information technology environments. The Company’s products are compatible with thousands of third-party business applications and services, and its tools enable the development and secure deployment of custom applications as well as remote device administration. In July 2014, the Company announced a global partnership with IBM to offer MobileFirst for iOS, a new class of industry-specific mobile solutions; AppleCare for Enterprise, a new service and support product tailored to the needs of enterprise customers; and Device Supply, Activate and Manage, a suite of value-added reselling services for iPhone, iPad and Mac.

No single customer accounted for more than 10% of net sales in 2014, 2013 or 2012.

Apple Inc. | 2014 Form 10-K | 5

Competition

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. The Company’s competitors who sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support and corporate reputation.

The Company is focused on expanding its market opportunities related to personal computers and mobile communication and media devices. These markets are highly competitive and include many large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers and businesses.

The Company’s digital content services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets in which it competes. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iPhone, iPad, Mac and iPod), software (iOS, OS X and iTunes), online services and distribution of digital content and applications (iTunes Store, App Store, iBooks Store and Mac App Store). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

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

Apple Inc. | 2014 Form 10-K | 6

While the Company manufactures some Macs in the United States, substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through R&D, licensing of intellectual property and acquisition of third-party businesses and technology. Total R&D expense was $6.0 billion, $4.5 billion and $3.4 billion in 2014, 2013 and 2012, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its hardware devices, accessories, software and services. The Company has registered or has applied for trademarks and service marks in the U.S. and a number of foreign countries. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

The Company regularly files patent applications to protect innovations arising from its research, development and design, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a large portfolio of issued patents around the world. The Company holds copyrights relating to certain aspects of its products and services. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Many of the Company’s products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of its products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

During 2014, the Company’s domestic and international net sales accounted for 38% and 62%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

While substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia, the Company also performs final assembly of certain products at its manufacturing facility in Ireland. The supply and manufacture of a number of components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties. Information regarding concentration in the available sources of supply of materials and products is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies.”

Apple Inc. | 2014 Form 10-K | 7

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

Warranty

The Company offers a limited parts and labor warranty on most of its hardware products. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In certain jurisdictions, local law requires that manufacturers guarantee their products for a period prescribed by statute, typically at least two years. In addition, where available, consumers may purchase APP or AC+, which extends service coverage on many of the Company’s hardware products.

Backlog

In the Company’s experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases immediately following new product introductions as customers anticipate shortages. Backlog is often reduced once customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance.

Employees

As of September 27, 2014, the Company had approximately 92,600 full-time equivalent employees and an additional 4,400 full-time equivalent temporary employees and contractors. Approximately 46,200 of the total full-time equivalent employees worked in the Company’s Retail segment.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Apple Inc. | 2014 Form 10-K | 8

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

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company’s actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and stock price.

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

The Company’s operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values and/or other factors. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations as a result of currency fluctuations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence worldwide or regional demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed income, credit, currency and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; failure of derivative counterparties and other financial institutions; and restrictions on the Company’s ability to issue new debt. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

Apple Inc. | 2014 Form 10-K | 9

Global markets for the Company’s products and services are highly competitive and subject to rapid technological change, and the Company may be unable to compete effectively in these markets.

The Company’s products and services compete in highly competitive global markets characterized by aggressive price cutting and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers.

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. The Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing on its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

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

The Company is the only authorized maker of hardware using OS X, which has a minority market share in the personal computer market. This market has been contracting and is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and accessories, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of Internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results also depend on its ability to continually improve the Mac platform to maintain its functional and design advantages.

There can be no assurance the Company will be able to continue to provide products and services that compete effectively.

Apple Inc. | 2014 Form 10-K | 10

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

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts and open orders, in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. Purchase commitments typically cover forecasted component and manufacturing requirements for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.

Apple Inc. | 2014 Form 10-K | 11

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

The Company relies on sole-sourced outsourcing partners in the U.S., Asia and Europe to supply and manufacture many critical components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform may have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations may be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions or economic, business, labor, environmental, public health, or political issues.

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

The Company sells complex hardware and software products and services that can contain design and manufacturing defects. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. The Company’s online services may from time to time experience outages, service slowdowns, or errors. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the hardware, software and services it sells. Failure to do so could result in lost revenue, significant warranty and other expenses and harm to the Company’s reputation.

Apple Inc. | 2014 Form 10-K | 12

The Company relies on access to third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with numerous third parties to offer their digital content through the iTunes Store. This includes the right to make available music, movies, TV shows and books currently available through the iTunes Store. The licensing or other distribution arrangements with these third parties are for relatively short terms and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license or otherwise distribute their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make available third-party digital content, or to make available such content on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.

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

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of Mac sales and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Mac’s prospects, developers could be less inclined to develop or upgrade software for the Company’s Mac products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.

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

Apple Inc. | 2014 Form 10-K | 13

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

Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into arrangements to settle litigation.

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

The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, in areas of labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health and safety.

Apple Inc. | 2014 Form 10-K | 14

By way of example, laws and regulations related to mobile communications and media devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes could include, among others, restrictions on the production, manufacture, distribution and use of devices, locking devices to a carrier’s network, or mandating the use of devices on more than one carrier’s network. These devices are also subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications, or delays in product shipment dates, or could preclude the Company from selling certain products.

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

The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur.

The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs and political instability. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectability risk on its trade receivables with customers in certain international markets. There can be no assurance the Company can effectively limit its credit risk and avoid losses.

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

Apple Inc. | 2014 Form 10-K | 15

Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful.

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

There may be breaches of the Company’s information technology systems that materially damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores and services, or subject the Company to significant reputational, financial, legal and operational consequences.

The Company’s business requires it to use and store customer, employee and business partner personally identifiable information (“PII”). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. Although malicious attacks to gain access to PII affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the amount of PII it manages.

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

The Company devotes significant resources to network security, data encryption and other security measures to protect its systems and data, but these security measures cannot provide absolute security. To the extent the Company was to experience a breach of its systems and was unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise adversely impact access to online stores and services. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged, use of the Company’s products and services could decrease, and the Company could be exposed to a risk of loss or litigation and possible liability. While the Company maintains insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Apple Inc. | 2014 Form 10-K | 16

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

War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by, among others, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s R&D activities, its corporate headquarters, information technology systems and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Apple Inc. | 2014 Form 10-K | 17

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

The Company’s stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company believes its stock price reflects expectations of future growth and profitability. The Company also believes its stock price reflects expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet any of these expectations related to future growth, profitability, dividends, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

The Company uses derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Apple Inc. | 2014 Form 10-K | 18

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 27, 2014, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

The Company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows and financial condition could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Apple Inc. | 2014 Form 10-K | 19

Item 2.	Properties

The Company’s headquarters are located in Cupertino, California. As of September 27, 2014, the Company owned or leased 19.7 million square feet of building space, primarily in the U.S. The Company also owned or leased building space in various locations, including throughout Europe, China, Singapore and Japan. Of the total owned or leased building space 13.6 million square feet was leased building space, which includes approximately 4.9 million square feet related to retail store space. Additionally, the Company owns a total of 1,486 acres of land in various locations.

As of September 27, 2014, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center; facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center; and a manufacturing facility in Mesa, Arizona. The Company also owned land in Austin, Texas where it is expanding its existing office space and customer support call center. In addition, the Company owned facilities for R&D and corporate functions in Cupertino, California, including land that is being developed for the Company’s second corporate campus. The Company also owned data centers in Newark, California; Maiden, North Carolina; Prineville, Oregon; and Reno, Nevada. Outside the U.S., the Company owned additional facilities for various purposes.

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

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2014 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.)

These related cases were filed on January 3, 2005 and July 21, 2006 in the United States District Court for the Northern District of California on behalf of a purported class of direct purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking digital rights management free versions of any songs downloaded from iTunes or an order requiring the Company to license its digital rights management to all competing music players. The cases are set for trial in November 2014.

Apple Inc. | 2014 Form 10-K | 20

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

The Company’s common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol AAPL.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of the two most recent years.

On June 6, 2014, the Company effected a seven-for-one stock split to shareholders of record as of June 2, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014 price range per share	$103.74 - $ 92.09	$95.05 - $ 73.05	$80.18 - $ 70.51	$82.16 - $ 67.77
2013 price range per share	$73.39 - $ 57.32	$66.54 - $ 55.01	$79.29 - $ 59.86	$96.68 - $ 71.60

Holders

As of October 10, 2014, there were 26,112 shareholders of record.

Dividends

The Company paid a total of $11.0 billion and $10.5 billion in dividends during 2014 and 2013, respectively, and expects to pay quarterly dividends of $0.47 per common share each quarter, subject to declaration by the Board of Directors. The Company also plans to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

Recent Sales of Unregistered Securities

On July 31, 2014, in connection with its acquisitions of Beats Music, LLC and Beats Electronics, LLC (collectively “Beats”), the Company issued approximately 5.1 million shares of its common stock to certain former equity holders of Beats in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The majority of these shares will vest over time based on continued employment with Apple.

Apple Inc. | 2014 Form 10-K | 21

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 27, 2014 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Q4 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2014 to August 2, 2014:
Open Market Purchases	19,530		$96.77		19,530
August 3, 2014 to August 30, 2014:
August 2014 ASR	59,924	(2)		(2)	59,924	(2)
Open Market Purchases	56,062		$98.83		56,062
August 31, 2014 to September 27, 2014:
Open Market Purchases	5,663		$100.64		5,663

Total	141,179						$22,050

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the share repurchase program authorization to $60 billion in April 2013 and to $90 billion in April 2014. As of September 27, 2014, $67.9 billion of the $90 billion had been utilized. The remaining $22.1 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 27, 2014. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

In August 2014, the Company entered into a new accelerated share repurchase arrangement (“ASR”) to purchase up to $9.0 billion of the Company’s common stock. In exchange for up-front payments totaling $9.0 billion, the financial institutions committed to deliver shares during the ASR’s purchase period, which will end in or before February 2015. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. During the fourth quarter of 2014, 59.9 million shares were delivered and retired under the ASR, and the final number of shares to be delivered will be determined at the conclusion of the purchase period.

Apple Inc. | 2014 Form 10-K | 22

Company Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Index, the Dow Jones U.S. Technology Supersector Index and the S&P Information Technology Index for the five years ended September 27, 2014. The Company has added the S&P Information Technology Index to the graph to capture the stock performance of companies whose products and services relate to those of the Company. The S&P Information Technology Index replaces the S&P Computer Hardware Index, which is no longer tracked by S&P. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the Dow Jones U.S. Technology Supersector Index and the S&P Information Technology Index as of the market close on September 25, 2009. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on 9/25/09 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	September 2009	September 2010	September 2011	September 2012	September 2013	September 2014
Apple Inc.	$100	$160	$222	$367	$272	$407
S&P 500 Index	$100	$110	$111	$145	$173	$207
Dow Jones U.S. Technology Supersector Index	$100	$112	$115	$150	$158	$205
S&P Information Technology Index	$100	$111	$115	$152	$163	$210

Apple Inc. | 2014 Form 10-K | 23

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 27, 2014, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2014	2013	2012	2011	2010
Net sales	$182,795	$170,910	$156,508	$108,249	$65,225
Net income	$39,510	$37,037	$41,733	$25,922	$14,013
Earnings per share:
Basic	$6.49	$5.72	$6.38	$4.01	$2.20
Diluted	$6.45	$5.68	$6.31	$3.95	$2.16
Cash dividends declared per share	$1.82	$1.64	$0.38	$0	$0
Shares used in computing earnings per share:
Basic	6,085,572	6,477,320	6,543,726	6,469,806	6,366,224
Diluted	6,122,663	6,521,634	6,617,483	6,556,514	6,472,983

Total cash, cash equivalents and marketable securities	$155,239	$146,761	$121,251	$81,570	$51,011
Total assets	$231,839	$207,000	$176,064	$116,371	$75,183
Commercial paper	$6,308	$0	$0	$0	$0
Long-term debt	$28,987	$16,960	$0	$0	$0
Other long-term obligations (1)	$24,826	$20,208	$16,664	$10,100	$5,531
Total liabilities	$120,292	$83,451	$57,854	$39,756	$27,392
Total shareholders’ equity	$111,547	$123,549	$118,210	$76,615	$47,791

(1)	Other long-term obligations exclude non-current deferred revenue.

Apple Inc. | 2014 Form 10-K | 24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview and Highlights

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers; small and mid-sized businesses; and education, enterprise and government customers.

Fiscal 2014 Highlights

Net sales rose 7% or $11.9 billion during 2014 compared to 2013. This was driven by increases in net sales of iPhone; Mac; iTunes, Software and Services; and Accessories. Net sales and unit sales increased for iPhone primarily due to the successful introduction of iPhone 5s and 5c in the latter half of calendar year 2013, the successful launch of iPhone 6 and 6 Plus beginning in the fourth quarter of 2014, and expanded distribution. Mac net sales and unit sales increased primarily due to strong demand for MacBook Air and MacBook Pro which were updated in 2014 with faster processors and offered at lower prices. Net sales of iTunes, Software and Services grew primarily due to increased revenue from sales through the App Store, AppleCare and licensing. Net sales and unit sales for iPad declined in 2014 compared to 2013 due to lower unit sales in many markets. Growth in total net sales during 2014 was also negatively impacted by the continuing decline of iPod sales. All of the Company’s operating segments other than the Rest of Asia Pacific segment experienced increased net sales in 2014, with growth being strongest in the Greater China and Japan operating segments.

During the first quarter of 2014, the Company introduced iPad Air, its fifth generation iPad and iPad mini with Retina display. At its Worldwide Developer Conference in June 2014, the Company announced iOS 8 and OS X Yosemite. In September 2014, the Company introduced iPhone 6 and 6 Plus, released iOS 8, announced Apple Pay, which became available in the U.S. in October 2014, and previewed Apple Watch, which is expected to be available in early calendar 2015. In October 2014, the Company introduced iPad Air 2, iPad mini 3, iMac with Retina 5K Display and an updated Mac mini; and released OS X Yosemite.

During 2014, the Company completed various business acquisitions, including the acquisitions of Beats Music, LLC, which offers a subscription streaming music service, and Beats Electronics, LLC, which makes Beats headphones, speakers and audio software.

Apple Inc. | 2014 Form 10-K | 25

In April 2014, the Company increased its share repurchase authorization to $90 billion and the quarterly dividend was raised to $0.47 per common share, resulting in an overall increase in its capital return program from $100 billion to over $130 billion. During 2014, the Company utilized $45 billion to repurchase its common stock and paid dividends and dividend equivalents of $11.1 billion. The current share repurchase program is expected to be completed by the end of December 2015. The Company also issued $12.0 billion of long-term debt during 2014 with varying maturities through 2044 and launched a commercial paper program, with $6.3 billion outstanding as of September 27, 2014.

Fiscal 2013 Highlights

Net sales rose 9% or $14.4 billion during 2013 compared to 2012. This resulted from growth in net sales of iPhone; iTunes, Software and Services; and iPad. Growth in 2013 reflected strong sales of iPhone 5, strong continuing sales of iPhone 4 and 4s, the introduction of iPhone 5c and 5s, strong performance of the iPad mini and fourth generation iPad, and continued growth in the Company’s online sales of apps, digital content and services. Growth in these areas was partially offset by declines in net sales of Mac and iPod. All of the Company’s operating segments experienced increased net sales in 2013, with net sales growth being particularly strong in the Americas, Greater China and Japan operating segments. Growth in total net sales was higher during the first half of 2013, rising $12.6 billion or 14.7% over the same period in 2012. First half growth in 2013 was driven by iPhone and iPad introductions at or near the beginning of 2013.

During the first quarter of 2013, the Company introduced the fourth generation iPad and iPad mini, a new MacBook Pro with Retina display, a new iPod touch, a new iMac, and expanded the rollout of iPhone 5 which began in September 2012. In June 2013 at its Worldwide Developer Conference, the Company announced iOS 7 and OS X Mavericks, announced iTunes Radio, introduced a significant upgrade to MacBook Air, and provided a preview of all new Mac Pro desktops that were introduced during 2014. In September 2013, the Company introduced iPhone 5s and iPhone 5c, released iOS 7, launched iTunes Radio, and announced that beginning in September 2013 iPhoto, iMovie and iWork Apps for iOS would be available as free downloads with all new iPhone, iPad and iPod touch devices (“iOS devices”).

In April 2013, the Company announced a significant increase to its program to return capital to shareholders by raising the total amount it expected to utilize for the program through December 2015 to $100 billion. This included increasing its share repurchase authorization to $60 billion and raising its quarterly dividend to $0.44 per common share beginning in May 2013. During 2013, the Company utilized $23.0 billion to repurchase common shares and paid dividends of $10.5 billion or $1.64 per common share. In conjunction with its capital return program, in May 2013 the Company issued $17.0 billion of long-term debt with varying maturities through 2043.

Apple Inc. | 2014 Form 10-K | 26

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during 2014, 2013 and 2012 (dollars in millions and units in thousands):

	2014	Change	2013	Change	2012
Net Sales by Operating Segment:
Americas	$65,232	4%	$62,739	9%	$57,512
Europe	40,929	8%	37,883	4%	36,323
Greater China	29,846	17%	25,417	13%	22,533
Japan	14,982	11%	13,462	27%	10,571
Rest of Asia Pacific	10,344	(7)%	11,181	4%	10,741
Retail	21,462	6%	20,228	7%	18,828

Total net sales	$182,795	7%	$170,910	9%	$156,508

Net Sales by Product:
iPhone (1)	$101,991	12%	$91,279	16%	$78,692
iPad (1)	30,283	(5)%	31,980	3%	30,945
Mac (1)	24,079	12%	21,483	(7)%	23,221
iPod (1)	2,286	(48)%	4,411	(21)%	5,615
iTunes, Software and Services (2)	18,063	13%	16,051	25%	12,890
Accessories (3)	6,093	7%	5,706	11%	5,145

Total net sales	$182,795	7%	$170,910	9%	$156,508

Unit Sales by Product:
iPhone	169,219	13%	150,257	20%	125,046
iPad	67,977	(4)%	71,033	22%	58,310
Mac	18,906	16%	16,341	(10)%	18,158
iPod	14,377	(45)%	26,379	(25)%	35,165

(1)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(2)	Includes revenue from the iTunes Store, the App Store, the Mac App Store, the iBooks Store, AppleCare, licensing and other services.

(3)	Includes sales of Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2014, 2013 and 2012 ended on September 27, 2014, September 28, 2013 and September 29, 2012, respectively. Both fiscal years 2014 and 2013 spanned 52 weeks. Fiscal year 2012 spanned 53 weeks, with a 14th week included in the first quarter of 2012, as is done approximately every six years to realign the Company’s fiscal quarters more closely to calendar quarters. Inclusion of the additional week in 2012 increased the Company’s overall net sales and operating expenses for the year.

Apple Inc. | 2014 Form 10-K | 27

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for 2014, 2013 and 2012 (dollars in millions and units in thousands):

	2014	Change	2013	Change	2012
Net sales	$101,991	12%	$91,279	16%	$78,692
Percentage of total net sales	56%		53%		50%
Unit sales	169,219	13%	150,257	20%	125,046

The year-over-year growth in iPhone net sales and unit sales in 2014 resulted primarily from the successful introduction of new iPhones in the latter half of calendar year 2013, the successful launch of iPhone 6 and 6 Plus beginning in September 2014, and expanded distribution. iPhone unit sales grew in all of the Company’s operating segments, while iPhone net sales grew in all segments except Rest of Asia Pacific. Overall average selling prices (“ASPs”) for iPhone were relatively flat in 2014 compared to 2013, with growth in ASPs in the Americas and Retail segments being offset by a decline in ASPs in the Greater China, Japan and Rest of Asia Pacific segments.

The growth in iPhone net sales and unit sales during 2013 resulted from increased demand for iPhone in all of the Company’s operating segments primarily due to the launch of iPhone 5 beginning in September 2012 and strong ongoing demand for iPhone 4 and 4s. All of the Company’s operating segments experienced increases in net sales and unit sales of iPhone during 2013 compared to 2012. The year-over-year impact of higher iPhone unit sales in 2013 was partially offset by a 3% decline in iPhone ASPs primarily as a result of a shift in product mix towards lower-priced iPhone models, particularly iPhone 4. All of the Company’s geographic operating segments experienced a decline in iPhone ASPs during 2013.

iPad

The following table presents iPad net sales and unit sales information for 2014, 2013 and 2012 (dollars in millions and units in thousands):

	2014	Change	2013	Change	2012
Net sales	$30,283	(5)%	$31,980	3%	$30,945
Percentage of total net sales	17%		19%		20%
Unit sales	67,977	(4)%	71,033	22%	58,310

Net sales and unit sales for iPad declined in 2014 compared to 2013. iPad net sales and unit sales grew in the Greater China and Japan segments but this growth was more than offset by a decline in all other segments. Overall iPad ASPs were relatively flat in 2014 compared to 2013 with a shift in mix to higher-priced iPads being offset by the October 2013 price reduction of iPad mini. ASPs increased in the Japan and Retail segments but were flat to slightly down in other segments.

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

Apple Inc. | 2014 Form 10-K | 28

Mac

The following table presents Mac net sales and unit sales information for 2014, 2013 and 2012 (dollars in millions and units in thousands):

	2014	Change	2013	Change	2012
Net sales	$24,079	12%	$21,483	(7)%	$23,221
Percentage of total net sales	13%		13%		15%
Unit sales	18,906	16%	16,341	(10)%	18,158

The year-over-year growth in Mac net sales and unit sales for 2014 was primarily driven by increased sales of MacBook Air, MacBook Pro and Mac Pro. Mac net sales and unit sales increased in all of the Company’s operating segments. Mac ASPs decreased during 2014 compared to 2013 primarily due to price reductions on certain Mac models and a shift in mix towards Mac portable systems.

Mac net sales and unit sales for 2013 were down or relatively flat in all of the Company’s operating segments. Mac ASPs increased slightly partially offsetting the impact of lower unit sales on net sales. The decline in Mac unit sales and net sales reflected the overall weakness in the market for personal computers.

iTunes, Software and Services

The following table presents net sales information of iTunes, Software and Services for 2014, 2013 and 2012 (dollars in millions):

	2014	Change	2013	Change	2012
iTunes, Software and Services	$18,063	13%	$16,051	25%	$12,890
Percentage of total net sales	10%		9%		8%

The increase in net sales of iTunes, Software and Services in 2014 compared to 2013 was primarily due to growth in net sales from the iTunes Store, AppleCare and licensing. The iTunes Store generated a total of $10.2 billion in net sales during 2014 compared to $9.3 billion during 2013. Growth in net sales from the iTunes Store was driven by increases in revenue from app sales reflecting continued growth in the installed base of iOS devices and the expanded offerings of iOS Apps and related in-App purchases. This was partially offset by a decline in sales of digital music.

The increase in net sales of iTunes, Software and Services in 2013 compared to 2012 was primarily due to growth in net sales from the iTunes Store, AppleCare and licensing. The iTunes Store generated a total of $9.3 billion in net sales during 2013, a 24% increase from 2012. Growth in the iTunes Store, which includes the App Store, the Mac App Store and the iBooks Store, reflected continued growth in the installed base of iOS devices, expanded offerings of iOS Apps and related in-App purchases, and expanded offerings of iTunes digital content.

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

Apple Inc. | 2014 Form 10-K | 29

Americas

The following table presents Americas net sales information for 2014, 2013 and 2012 (dollars in millions):

	2014	Change	2013	Change	2012
Net sales	$65,232	4%	$62,739	9%	$57,512
Percentage of total net sales	36%		37%		37%

The growth in the Americas segment in 2014 was due to increased net sales of iPhone, Mac and iTunes, Software and Services that were partially offset by a decline in net sales of iPod and iPad and weakness in foreign currencies relative to the U.S. dollar compared to 2013. iPhone growth resulted primarily from the successful introduction of iPhone 5s and 5c in September 2013 and the successful launch of iPhone 6 and 6 Plus in September 2014. Mac growth was driven primarily by increased net sales and unit sales of MacBook Air and Mac Pro.

The growth in the Americas segment net sales during 2013 was driven by increased sales of iPhone following the introduction of iPhone 5 in September 2012 and iPhone 5s and 5c in September 2013, increased sales from the iTunes Store, and increased sales of iPad, particularly iPad mini. These increases were partially offset by a decrease in net sales of iPod and Mac and a decline in iPad ASPs.

Europe

The following table presents Europe net sales information for 2014, 2013 and 2012 (dollars in millions):

	2014	Change	2013	Change	2012
Net sales	$40,929	8%	$37,883	4%	$36,323
Percentage of total net sales	22%		22%		23%

The growth in the Europe segment in 2014 was due to increased net sales of iPhone, Mac and iTunes, Software and Services, as well as strength in European currencies relative to the U.S. dollar, partially offset by a decline in net sales of both iPad and iPod. iPhone growth resulted primarily from the successful introduction of iPhone 5s and 5c in the second half of calendar 2013 and the successful launch of iPhone 6 and 6 Plus in over 20 countries in Europe in September 2014. Mac growth was driven primarily by increased net sales and unit sales of MacBook Air, MacBook Pro and Mac Pro.

The growth in net sales in the Europe segment during 2013 was primarily driven by increased sales of iPhone, iPad and higher net sales from iTunes. These increases were partially offset by decreases in net sales of Mac and iPod and a decline in iPad ASPs. Net sales in the Europe segment continued to be negatively impacted by unfavorable economic conditions in parts of the region reflected by second half 2013 net sales falling 4% compared to the second half of 2012, which followed an 11% increase in net sales during the first half of 2013.

Greater China

The following table presents Greater China net sales information for 2014, 2013 and 2012 (dollars in millions):

	2014	Change	2013	Change	2012
Net sales	$29,846	17%	$25,417	13%	$22,533
Percentage of total net sales	16%		15%		14%

The Greater China segment experienced year-over-year growth in net sales in 2014 that was significantly higher than the growth rate for the Company overall. Greater China growth was driven by higher unit sales and net sales of all major product categories except iPod, in addition to higher net sales of iTunes, Software and Services. Growth in net sales and unit sales of iPhone was especially strong, driven by the successful launch of iPhone 5s and 5c in Mainland China and Hong Kong in September 2013, the successful launch of iPhone 6 and 6 Plus in Hong Kong in September 2014, increased demand for the Company’s entry-priced iPhones and the addition of a significant new carrier in the second quarter of 2014.

Apple Inc. | 2014 Form 10-K | 30

The growth in net sales in the Greater China segment during 2013 resulted from two major iPhone introductions during the year, iPhone 5 in December 2012 and iPhone 5c and iPhone 5s in September 2013. Further contributing to the growth in 2013 was the introduction of the fourth generation iPad and iPad mini during the second quarter of 2013 and an increase in iPhone channel inventory as of the end of 2013 compared to the end of 2012. While net sales in the Greater China segment were up 13% for all of 2013, net sales for the second half of 2013 declined 4% compared to the second half of 2012.

Japan

The following table presents Japan net sales information for 2014, 2013 and 2012 (dollars in millions):

	2014	Change	2013	Change	2012
Net sales	$14,982	11%	$13,462	27%	$10,571
Percentage of total net sales	8%		8%		7%

In 2014 the Japan segment generated year-over-year increases in net sales and unit sales of every major product category except iPod and experienced growth in net sales of iTunes, Software and Service. The year-over-year growth in iPhone was driven by the successful launch of iPhone 5s and 5c in September 2013, the successful launch of iPhone 6 and 6 Plus in September 2014, increased demand for the Company’s entry-priced iPhones and the addition of a significant new carrier in the fourth quarter of 2013. These positive factors were partially offset by weakness in the Japanese Yen relative to the U.S. dollar.

The increase in net sales in the Japan segment during 2013 reflected significant increases in unit volumes of iPhone and iPad, strong growth of iTunes Store net sales and an increase in iPhone channel inventory as of the end of 2013 compared to the end of 2012. These positive factors were partially offset by declines in ASPs for iPhone and iPad and by weakness in the Japanese Yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for 2014, 2013 and 2012 (dollars in millions):

	2014	Change	2013	Change	2012
Net sales	$10,344	(7)%	$11,181	4%	$10,741
Percentage of total net sales	6%		7%		7%

Net sales in the Rest of Asia Pacific segment declined in 2014 compared to 2013 due to year-over-year reductions in net sales in all major product categories except Mac and reductions in unit sales of iPad and iPod. Net sales in 2014 were also negatively affected by the weakness in several foreign currencies relative to the U.S. dollar, including the Australian dollar.

The year-over-year growth in Rest of Asia Pacific segment net sales during 2013 was primarily driven by the launch of iPhone 5 and higher sales from the iTunes Store, partially offset by a decrease in net sales of iPad and Mac.

Apple Inc. | 2014 Form 10-K | 31

Retail

The following table presents Retail information for the years ended and as of September 27, 2014, September 28, 2013 and September 29, 2012 (dollars in millions):

	2014	Change	2013	Change	2012
Net sales	$21,462	6%	$20,228	7%	$18,828
Percentage of total net sales	12%		12%		12%

U.S. stores	259		254		250
International stores	178		162		140

Total store count	437		416		390

Headcount	46,200		42,800		42,400

The growth in Retail segment net sales in 2014 was primarily driven by increases in net sales and unit sales of iPhone and Mac, partially offset by declines in net sales and unit sales of iPad and iPod. With an average of 424 and 403 open stores during 2014 and 2013, respectively, average revenue per store increased to $50.6 million in 2014 from $50.2 million in 2013.

The growth in Retail segment net sales during 2013 was primarily driven by increased unit sales of iPhone and iPad following the new product introductions in the first half of 2013 and increased sales of services. With an average of 403 and 365 open stores during 2013 and 2012, respectively, average revenue per store decreased to $50.2 million in 2013, compared to $51.5 million in 2012.

The Retail segment’s operating income was $4.6 billion, $4.0 billion and $4.6 billion during 2014, 2013 and 2012, respectively. The year-over-year increase in Retail segment operating income in 2014 was attributable to higher net sales and higher gross margin primarily due to a higher mix of iPhone. The year-over-year decrease in Retail segment operating income in 2013 was primarily attributable to lower gross margin similar to that experienced by the Company overall, partially offset by higher net sales.

Gross Margin

Gross margin for 2014, 2013 and 2012 are as follows (dollars in millions):

	2014	2013	2012
Net sales	$182,795	$170,910	$156,508
Cost of sales	112,258	106,606	87,846

Gross margin	$70,537	$64,304	$68,662

Gross margin percentage	38.6%	37.6%	43.9%

The year-over-year increase in the gross margin percentage in 2014 was driven by multiple factors including lower commodity costs, a favorable shift in mix to products with higher margins and improved leverage on fixed costs from higher net sales, which was partially offset by the weakness in several foreign currencies relative to the U.S. dollar, price reductions on select products and higher cost structures on certain new products.

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

Apple Inc. | 2014 Form 10-K | 32

The Company anticipates gross margin during the first quarter of 2015 to be between 37.5% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the first quarter of 2015 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to those set forth above in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for 2014, 2013 and 2012 are as follows (dollars in millions):

	2014	Change	2013	Change	2012
Research and development	$6,041	35%	$4,475	32%	$3,381
Percentage of total net sales	3%		3%		2%
Selling, general and administrative	$11,993	11%	$10,830	8%	$10,040
Percentage of total net sales	7%		6%		6%
Total operating expenses	$18,034	18%	$15,305	14%	$13,421
Percentage of total net sales	10%		9%		9%

Research and Development (“R&D”) Expense

The year-over-year growth in 2014 and 2013 R&D expense was driven primarily by an increase in headcount and related expenses, including share-based compensation costs and machinery and equipment to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative (“SG&A”) Expense

The growth in SG&A expense during 2014 compared to 2013 was primarily due to increased headcount and related expenses, including share-based compensation costs; higher spending on marketing, advertising and professional services; and the Company’s continued expansion of its Retail segment. The growth in SG&A during 2013 compared to 2012 was primarily due to the Company’s continued expansion of its Retail segment and increased headcount and related expenses, partially offset by decreased spending on professional services.

Apple Inc. | 2014 Form 10-K | 33

Other Income and Expense

Other income and expense for 2014, 2013 and 2012 are as follows (dollars in millions):

	2014	Change	2013	Change	2012
Interest and dividend income	$1,795		$1,616		$1,088
Interest expense	(384)		(136)		0
Other expense, net	(431)		(324)		(566)

Total other income/(expense), net	$980	(15)%	$1,156	121%	$522

The decrease in other income and expense during 2014 compared to 2013 was due primarily to higher interest expense on debt and higher expenses associated with foreign exchange rate movements, partially offset by lower premium expenses on foreign exchange contracts and higher interest income. The year-over-year increase in other income and expense during 2013 was due primarily to higher interest and dividend income resulting from the Company’s higher cash, cash equivalents and marketable securities balances and lower premium expenses on foreign exchange contracts, partially offset by interest expense on debt issued in the third quarter of 2013 and higher expenses associated with foreign exchange rate movements. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.11%, 1.03% and 1.03% during 2014, 2013 and 2012, respectively. The Company had no debt outstanding during 2012 and accordingly did not incur any related interest expense.

Provision for Income Taxes

Provision for income taxes and effective tax rates for 2014, 2013 and 2012 are as follows (dollars in millions):

	2014	2013	2012
Provision for income taxes	$13,973	$13,118	$14,030
Effective tax rate	26.1%	26.2%	25.2%

The Company’s effective tax rates for all years differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 27, 2014, the Company had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $5.1 billion and deferred tax liabilities of $20.3 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.

During the fiscal year ended September 27, 2014, the U.S. Internal Revenue Service (“IRS”) concluded its review of the years 2004 through 2009. The IRS is currently examining the years 2010 through 2012. In addition, the Company is subject to audits by state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Apple Inc. | 2014 Form 10-K | 34

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended September 27, 2014, September 28, 2013 and September 29, 2012 (in millions):

	2014	2013	2012
Cash, cash equivalents and marketable securities	$155,239	$146,761	$121,251
Property, plant and equipment, net	$20,624	$16,597	$15,452
Long-term debt	$28,987	$16,960	$0
Working capital	$5,083	$29,628	$19,111

Cash generated by operating activities	$59,713	$53,666	$50,856
Cash used in investing activities	$(22,579)	$(33,774)	$(48,227)
Cash used in financing activities	$(37,549)	$(16,379)	$(1,698)

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

As of September 27, 2014 and September 28, 2013, $137.1 billion and $111.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During 2014, cash generated from operating activities of $59.7 billion was a result of $39.5 billion of net income, non-cash adjustments to net income of $13.2 billion and an increase in net change in operating assets and liabilities of $7.0 billion. Cash used in investing activities of $22.6 billion during 2014 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $9.0 billion; cash used to acquire property, plant and equipment of $9.6 billion; and cash paid for business acquisitions, net of cash acquired, of $3.8 billion. Cash used in financing activities of $37.5 billion during 2014 consisted primarily of cash used to repurchase common stock of $45.0 billion and cash used to pay dividends and dividend equivalents of $11.1 billion, partially offset by net proceeds from the issuance of long-term debt and commercial paper of $12.0 billion and $6.3 billion, respectively.

During 2013, cash generated from operating activities of $53.7 billion was a result of $37.0 billion of net income, non-cash adjustments to net income of $10.2 billion and an increase in net change in operating assets and liabilities of $6.5 billion. Cash used in investing activities of $33.8 billion during 2013 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $24.0 billion and cash used to acquire property, plant and equipment of $8.2 billion. Cash used in financing activities of $16.4 billion during 2013 consisted primarily of cash used to repurchase common stock of $22.9 billion and cash used to pay dividends and dividend equivalents of $10.6 billion, partially offset by net proceeds from the issuance of long-term debt of $16.9 billion.

Apple Inc. | 2014 Form 10-K | 35

Capital Assets

The Company’s capital expenditures were $11.0 billion during 2014, consisting of $491 million for retail store facilities and $10.5 billion for other capital expenditures, including product tooling and manufacturing process equipment and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during 2014 were $9.6 billion.

The Company anticipates utilizing approximately $13.0 billion for capital expenditures during 2015, including approximately $600 million for retail store facilities and approximately $12.4 billion for other capital expenditures, including product tooling and manufacturing process equipment, data centers and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

During 2015, the Company expects to open about 25 new retail stores, with approximately three-quarters located outside of the U.S. During 2015, the Company also expects to remodel approximately five of its existing stores.

Debt

In April 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 27, 2014, the Company had $6.3 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.12% and maturities generally less than nine months.

In the third quarter of 2014 and 2013, the Company issued $12.0 billion and $17.0 billion of long-term debt, respectively. The debt issuances included floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $29.0 billion (collectively the “Notes”). The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on the Notes. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In the third quarter of 2014, the Company entered into interest rate swaps with an aggregate notional amount of $9.0 billion, which effectively converted most of the fixed-rate notes into floating-rate notes, and in the third quarter of 2013, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted the floating-rate notes into fixed-rate notes.

Capital Return Program

In April 2014, the Company’s Board of Directors increased the share repurchase program authorization from $60 billion to $90 billion of the Company’s common stock, of which $67.9 billion had been utilized as of September 27, 2014. The share repurchase program is expected to be completed by the end of December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Apple Inc. | 2014 Form 10-K | 36

The increase to the Company’s share repurchase program authorization resulted in a total capital return program of over $130 billion. The Company expects to complete the capital return program by the end of December 2015 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to access the debt markets, both domestically and internationally.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through September 2014 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2014	$11,126	$21,000	$24,000	$1,158	$57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$24,178	$34,950	$33,000	$2,296	$94,424

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company, or engages in leasing, hedging, or R&D services with the Company.

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 27, 2014, and excludes amounts already recorded on the Consolidated Balance Sheet, except for long-term debt (in millions):

	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years	Total
Long-term debt	$0	$5,000	$9,000	$15,000	$29,000
Operating leases	662	1,321	1,127	1,877	4,987
Purchase commitments	24,529	0	0	0	24,529
Other obligations	2,056	1,276	19	0	3,351

Total	$27,247	$7,597	$10,146	$16,877	$61,867

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 27, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $5.0 billion, of which $3.6 billion related to leases for retail space.

Apple Inc. | 2014 Form 10-K | 37

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier.

Other Obligations

The Company’s other obligations were comprised mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment and commitments related to advertising, R&D, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 27, 2014, the Company had non-current deferred tax liabilities of $20.3 billion. Additionally, as of September 27, 2014, the Company had gross unrecognized tax benefits of $4.0 billion and an additional $630 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of September 27, 2014 or September 28, 2013.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations and payments made under these agreements historically have not been material.

Apple Inc. | 2014 Form 10-K | 38

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

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation and impairment of marketable securities, inventory valuation and valuation of manufacturing-related assets and estimated purchase commitment cancellation fees, warranty costs, income taxes and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, accessories, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products, software bundled with hardware that is essential to the functionality of the hardware and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software and/or undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Apple Inc. | 2014 Form 10-K | 39

The Company’s process for determining ESPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. Should future facts and circumstances change, the Company’s ESPs and the future rate of related amortization for software upgrades and non-software services related to future sales of these devices could change. Factors subject to change include the unspecified software upgrade rights offered, the estimated value of unspecified software upgrade rights, the estimated or actual costs incurred to provide non-software services and the estimated period software upgrades and non-software services are expected to be provided.

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

Inventory Valuation and Valuation of Manufacturing-Related Assets and Estimated Purchase Commitment Cancellation Fees

The Company must order components for its products and build inventory in advance of product shipments and has invested in manufacturing process equipment, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.

Apple Inc. | 2014 Form 10-K | 40

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

The Company records accruals for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. Purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, if the Company’s product development plans change, or if there is an unanticipated change in technological requirements for any of the Company’s products, then the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees are identified and recorded.

Warranty Costs

The Company provides for the estimated cost of warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company re-evaluates these estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s results of operations.

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

Apple Inc. | 2014 Form 10-K | 41

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

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income and expense are most sensitive to fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities and the fair value of those securities, as well as costs associated with hedging and interest paid on the Company’s debt.

Investments

The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives.

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

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 27, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.4 billion incremental decline in the fair market value of the portfolio. As of September 28, 2013, a similar 100 basis point increase in the yield curve would have resulted in a $2.7 billion incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Apple Inc. | 2014 Form 10-K | 42

Debt

In April 2014, the Board of Directors authorized the Company to issue Commercial Paper pursuant to a commercial paper program. As of September 27, 2014, the Company had $6.3 billion of Commercial Paper outstanding, with maturities generally less than nine months.

In the third quarters of 2014 and 2013, the Company issued $12.0 billion and $17.0 billion of long-term debt, respectively. The debt issuances included floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $29.0 billion (collectively the “Notes”). The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on the Notes. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In the third quarter of 2014, the Company entered into interest rate swaps with an aggregate notional amount of $9.0 billion, which effectively converted most of the fixed-rate notes into floating-rate notes, and in the third quarter of 2013, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted the floating-rate notes into fixed-rate notes. As of September 27, 2014, a 100 basis point increase in market interest rates would cause interest expense on the Company’s debt to increase by $110 million on an annualized basis.

Further details regarding the Company’s debt is provided in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6, “Debt.”

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. The Company’s practice is to hedge a portion of its material foreign exchange exposures, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $240 million as of September 27, 2014 compared to a maximum one-day loss in fair value of $201 million as of September 28, 2013. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 27, 2014 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Apple Inc. | 2014 Form 10-K | 43

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Apple Inc. | 2014 Form 10-K | 44

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net sales	$182,795	$170,910	$156,508
Cost of sales	112,258	106,606	87,846

Gross margin	70,537	64,304	68,662

Operating expenses:
Research and development	6,041	4,475	3,381
Selling, general and administrative	11,993	10,830	10,040

Total operating expenses	18,034	15,305	13,421

Operating income	52,503	48,999	55,241
Other income/(expense), net	980	1,156	522

Income before provision for income taxes	53,483	50,155	55,763
Provision for income taxes	13,973	13,118	14,030

Net income	$39,510	$37,037	$41,733

Earnings per share:
Basic	$6.49	$5.72	$6.38
Diluted	$6.45	$5.68	$6.31

Shares used in computing earnings per share:
Basic	6,085,572	6,477,320	6,543,726
Diluted	6,122,663	6,521,634	6,617,483

Cash dividends declared per common share	$1.82	$1.64	$0.38

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2014 Form 10-K | 45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net income	$39,510	$37,037	$41,733

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $50, $35 and $13, respectively	(137)	(112)	(15)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(297), $(351) and $73, respectively	1,390	522	(131)
Adjustment for net losses/(gains) realized and included in net income, net of tax expense/(benefit) of $(36), $255 and $220, respectively	149	(458)	(399)

Total change in unrecognized gains/losses on derivative instruments, net of tax	1,539	64	(530)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $(153), $458 and $(421), respectively	285	(791)	715
Adjustment for net losses/(gains) realized and included in net income, net of tax expense/(benefit) of $71, $82 and $68, respectively	(134)	(131)	(114)

Total change in unrealized gains/losses on marketable securities, net of tax	151	(922)	601

Total other comprehensive income/(loss)	1,553	(970)	56

Total comprehensive income	$41,063	$36,067	$41,789

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2014 Form 10-K | 46

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

	September 27, 2014	September 28, 2013

ASSETS:
Current assets:
Cash and cash equivalents	$13,844	$14,259
Short-term marketable securities	11,233	26,287
Accounts receivable, less allowances of $86 and $99, respectively	17,460	13,102
Inventories	2,111	1,764
Deferred tax assets	4,318	3,453
Vendor non-trade receivables	9,759	7,539
Other current assets	9,806	6,882

Total current assets	68,531	73,286
Long-term marketable securities	130,162	106,215
Property, plant and equipment, net	20,624	16,597
Goodwill	4,616	1,577
Acquired intangible assets, net	4,142	4,179
Other assets	3,764	5,146

Total assets	$231,839	$207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$30,196	$22,367
Accrued expenses	18,453	13,856
Deferred revenue	8,491	7,435
Commercial paper	6,308	0

Total current liabilities	63,448	43,658
Deferred revenue – non-current	3,031	2,625
Long-term debt	28,987	16,960
Other non-current liabilities	24,826	20,208

Total liabilities	120,292	83,451

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value; 12,600,000 shares authorized; 5,866,161 and 6,294,494 shares issued and outstanding, respectively	23,313	19,764
Retained earnings	87,152	104,256
Accumulated other comprehensive income/(loss)	1,082	(471)

Total shareholders’ equity	111,547	123,549

Total liabilities and shareholders’ equity	$231,839	$207,000

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2014 Form 10-K | 47

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except number of shares which are reflected in thousands)

	Common Stock and Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 24, 2011	6,504,937	$13,331	$62,841	$443	$76,615

Net income	0	0	41,733	0	41,733
Other comprehensive income/(loss)	0	0	0	56	56
Dividends and dividend equivalents declared	0	0	(2,523)	0	(2,523)
Share-based compensation	0	1,740	0	0	1,740
Common stock issued, net of shares withheld for employee taxes	69,521	200	(762)	0	(562)
Tax benefit from equity awards, including transfer pricing adjustments	0	1,151	0	0	1,151

Balances as of September 29, 2012	6,574,458	16,422	101,289	499	118,210

Net income	0	0	37,037	0	37,037
Other comprehensive income/(loss)	0	0	0	(970)	(970)
Dividends and dividend equivalents declared	0	0	(10,676)	0	(10,676)
Repurchase of common stock	(328,837)	0	(22,950)	0	(22,950)
Share-based compensation	0	2,253	0	0	2,253
Common stock issued, net of shares withheld for employee taxes	48,873	(143)	(444)	0	(587)
Tax benefit from equity awards, including transfer pricing adjustments	0	1,232	0	0	1,232

Balances as of September 28, 2013	6,294,494	19,764	104,256	(471)	123,549

Net income	0	0	39,510	0	39,510
Other comprehensive income/(loss)	0	0	0	1,553	1,553
Dividends and dividend equivalents declared	0	0	(11,215)	0	(11,215)
Repurchase of common stock	(488,677)	0	(45,000)	0	(45,000)
Share-based compensation	0	2,863	0	0	2,863
Common stock issued, net of shares withheld for employee taxes	60,344	(49)	(399)	0	(448)
Tax benefit from equity awards, including transfer pricing adjustments	0	735	0	0	735

Balances as of September 27, 2014	5,866,161	$23,313	$87,152	$1,082	$111,547

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2014 Form 10-K | 48

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash and cash equivalents, beginning of the year	$14,259	$10,746	$9,815

Operating activities:
Net income	39,510	37,037	41,733
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	7,946	6,757	3,277
Share-based compensation expense	2,863	2,253	1,740
Deferred income tax expense	2,347	1,141	4,405
Changes in operating assets and liabilities:
Accounts receivable, net	(4,232)	(2,172)	(5,551)
Inventories	(76)	(973)	(15)
Vendor non-trade receivables	(2,220)	223	(1,414)
Other current and non-current assets	167	1,080	(3,162)
Accounts payable	5,938	2,340	4,467
Deferred revenue	1,460	1,459	2,824
Other current and non-current liabilities	6,010	4,521	2,552

Cash generated by operating activities	59,713	53,666	50,856

Investing activities:
Purchases of marketable securities	(217,128)	(148,489)	(151,232)
Proceeds from maturities of marketable securities	18,810	20,317	13,035
Proceeds from sales of marketable securities	189,301	104,130	99,770
Payments made in connection with business acquisitions, net	(3,765)	(496)	(350)
Payments for acquisition of property, plant and equipment	(9,571)	(8,165)	(8,295)
Payments for acquisition of intangible assets	(242)	(911)	(1,107)
Other	16	(160)	(48)

Cash used in investing activities	(22,579)	(33,774)	(48,227)

Financing activities:
Proceeds from issuance of common stock	730	530	665
Excess tax benefits from equity awards	739	701	1,351
Taxes paid related to net share settlement of equity awards	(1,158)	(1,082)	(1,226)
Dividends and dividend equivalents paid	(11,126)	(10,564)	(2,488)
Repurchase of common stock	(45,000)	(22,860)	0
Proceeds from issuance of long-term debt, net	11,960	16,896	0
Proceeds from issuance of commercial paper, net	6,306	0	0

Cash used in financing activities	(37,549)	(16,379)	(1,698)

Increase/(decrease) in cash and cash equivalents	(415)	3,513	931

Cash and cash equivalents, end of the year	$13,844	$14,259	$10,746

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$10,026	$9,128	$7,682
Cash paid for interest	$339	$0	$0

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2014 Form 10-K | 49

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, and education, enterprise and government customers.

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

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2014, 2013 and 2012 ended on September 27, 2014, September 28, 2013 and September 29, 2012, respectively. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Fiscal years 2014 and 2013 spanned 52 weeks each. Fiscal year 2012 spanned 53 weeks, with a 14th week included in the first quarter of 2012. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

During the first quarter of 2014, the Company adopted updated accounting standards that (i) required disclosure of additional information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component and (ii) required gross and net disclosures about offsetting assets and liabilities. The adoption of these updated standards only impacted the disclosures in the Notes to Consolidated Financial Statements; accordingly, the adoption had no impact on the Company’s financial position or results of operations. The Company has provided these additional disclosures in this Form 10-K in Note 8, “Comprehensive Income” and Note 2, “Financial Instruments,” respectively.

Common Stock Split

On June 6, 2014, the Company effected a seven-for-one stock split to shareholders of record as of June 2, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, accessories and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products, software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Apple Inc. | 2014 Form 10-K | 50

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

Apple Inc. | 2014 Form 10-K | 51

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

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers would be reluctant to buy unspecified software upgrade rights for the essential software included with its qualifying hardware products. This view is primarily based on the fact that unspecified software upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. The Company also believes its customers would be unwilling to pay a significant amount for access to the non-software services because other companies offer similar services at little or no cost to users. Therefore, the Company has concluded that if it were to sell upgrade rights or access to the non-software services on a standalone basis, including those rights and services attached to iOS devices, Mac and Apple TV, the selling prices would be relatively low. Key factors considered by the Company in developing the ESPs for software upgrade rights include prices charged by the Company for similar offerings, market trends in the pricing of Apple-branded and third-party Mac and iOS compatible software, the nature of the upgrade rights (e.g., unspecified versus specified) and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider additional factors as appropriate, including the impact of other products and services provided to customers, the pricing of competitive alternatives if they exist, product-specific business objectives and the length of time a particular version of a device has been available. When relevant, the same factors are considered by the Company in developing ESPs for offerings such as the non-software services with additional consideration given to the estimated cost to provide such services.

In 2014, 2013 and 2012, the Company’s combined ESPs for the unspecified software upgrade rights and the rights to receive the non-software services included with its qualifying hardware devices have ranged from $5 to $40. As of September 27, 2014, the combined ESPs for Mac was $40 and for iPhone and iPad ranged from $15 to $25. Revenue allocated to such rights is deferred and recognized on a straight-line basis over the estimated period the rights are expected to be provided for each device, which ranges from two to four years.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

Warranty Costs

The Company generally provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its pre-existing warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2014, 2013 and 2012.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was $1.2 billion, $1.1 billion and $1.0 billion for 2014, 2013 and 2012, respectively.

Apple Inc. | 2014 Form 10-K | 52

Share-based Compensation

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock and restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance metrics. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. In addition, the Company recognizes the indirect effects of share-based compensation on R&D tax credits, foreign tax credits and domestic manufacturing deductions in the Consolidated Statements of Operations. Further information regarding share-based compensation can be found in Note 9, “Benefit Plans” of this Form 10-K.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, unvested restricted stock and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share for 2014, 2013 and 2012 (net income in millions and shares in thousands):

	2014	2013	2012
Numerator:
Net income	$39,510	$37,037	$41,733
Denominator:
Weighted-average shares outstanding	6,085,572	6,477,320	6,543,726
Effect of dilutive securities	37,091	44,314	73,757

Weighted-average diluted shares	6,122,663	6,521,634	6,617,483

Basic earnings per share	$6.49	$5.72	$6.38
Diluted earnings per share	$6.45	$5.68	$6.31

Potentially dilutive securities, the effect of which would have been antidilutive, were not significant for 2014, 2013 and 2012. The Company excluded these securities from the computation of diluted earnings per share.

Apple Inc. | 2014 Form 10-K | 53

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments designated as a hedge of the foreign currency translation exposure of the net investment in a foreign operation, the net gain or loss on the effective portion of the derivative instrument is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. Derivatives that do not qualify as hedges are adjusted to fair value through current income.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between two to five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $6.9 billion, $5.8 billion and $2.6 billion during 2014, 2013 and 2012, respectively.

Apple Inc. | 2014 Form 10-K | 54

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant and equipment, inventory component prepayments and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company did not record any significant impairments during 2014, 2013 and 2012.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2014, 2013 and 2012. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. In 2014 and 2013, the Company’s goodwill was allocated to the Americas and Europe reportable operating segments.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.

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

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Apple Inc. | 2014 Form 10-K | 55

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in AOCI in shareholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant during 2014, 2013 and 2012 and have been included in the Company’s results of operations.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of September 27, 2014 and September 28, 2013 (in millions):

	2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$10,232	$0	$0	$10,232	$10,232	$0	$0

Level 1:
Money market funds	1,546	0	0	1,546	1,546	0	0
Mutual funds	2,531	1	(132)	2,400	0	2,400	0

Subtotal	4,077	1	(132)	3,946	1,546	2,400	0

Level 2:
U.S. Treasury securities	23,140	15	(9)	23,146	12	607	22,527
U.S. agency securities	7,373	3	(11)	7,365	652	157	6,556
Non-U.S. government securities	6,925	69	(69)	6,925	0	204	6,721
Certificates of deposit and time deposits	3,832	0	0	3,832	1,230	1,233	1,369
Commercial paper	475	0	0	475	166	309	0
Corporate securities	85,431	296	(241)	85,486	6	6,298	79,182
Municipal securities	940	8	0	948	0	0	948
Mortgage- and asset-backed securities	12,907	26	(49)	12,884	0	25	12,859

Subtotal	141,023	417	(379)	141,061	2,066	8,833	130,162

Total	$155,332	$418	$(511)	$155,239	$13,844	$11,233	$130,162

Apple Inc. | 2014 Form 10-K | 56

	2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,705	$0	$0	$8,705	$8,705	$0	$0

Level 1:
Money market funds	1,793	0	0	1,793	1,793	0	0
Mutual funds	3,999	0	(197)	3,802	0	3,802	0

Subtotal	5,792	0	(197)	5,595	1,793	3,802	0

Level 2:
U.S. Treasury securities	27,642	24	(47)	27,619	431	7,554	19,634
U.S. agency securities	16,878	12	(52)	16,838	177	3,412	13,249
Non-U.S. government securities	5,545	35	(137)	5,443	50	313	5,080
Certificates of deposit and time deposits	2,344	0	0	2,344	1,264	844	236
Commercial paper	2,998	0	0	2,998	1,835	1,163	0
Corporate securities	54,586	275	(252)	54,609	0	8,077	46,532
Municipal securities	6,257	45	(22)	6,280	4	1,114	5,162
Mortgage- and asset-backed securities	16,396	23	(89)	16,330	0	8	16,322

Subtotal	132,646	414	(599)	132,461	3,761	22,485	106,215

Total	$147,143	$414	$(796)	$146,761	$14,259	$26,287	$106,215

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company, related to such sales, were not significant during 2014, 2013 and 2012. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of September 27, 2014 and September 28, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of September 27, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During 2014, 2013 and 2012 the Company did not recognize any significant impairment charges.

Apple Inc. | 2014 Form 10-K | 57

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency and interest rate risk. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset some of the risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.

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

Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized as a component of other income/(expense), net in the same period as the related income or expense is recognized. The Company’s foreign currency and interest rate transactions hedged with cash flow hedges as of September 27, 2014 are expected to occur within 12 months and four years, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2014, 2013 and 2012.

The gain/loss recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments was not significant during 2014, 2013 and 2012. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

Apple Inc. | 2014 Form 10-K | 58

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 27, 2014 and September 28, 2013 (in millions):

	2014		2013
	Notional Amount	Credit Risk Amounts	Notional Amount	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$42,945	$1,333	$35,013	$159
Interest rate contracts	$12,000	$89	$3,000	$44
Instruments not designated as accounting hedges:
Foreign exchange contracts	$38,510	$222	$16,131	$25

The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency or interest rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change. Although the table above reflects the notional and credit risk amounts of the Company’s derivative instruments, it does not reflect the gains or losses associated with the exposures and transactions that the instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. As of September 27, 2014, the Company received $2.1 billion of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as accrued expenses in the Consolidated Balance Sheet. As of September 28, 2013, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $164 million, which were recorded as other current assets in the Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of September 27, 2014 or September 28, 2013.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 27, 2014 and September 28, 2013, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.6 billion and $333 million, respectively, resulting in net derivative liabilities of $549 million and $57 million, respectively.

Apple Inc. | 2014 Form 10-K | 59

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013 (in millions):

	2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,332	$222	$1,554
Interest rate contracts	$81	$0	$81
Derivative liabilities (2):
Foreign exchange contracts	$41	$40	$81

	2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$145	$25	$170
Interest rate contracts	$44	$0	$44
Derivative liabilities (2):
Foreign exchange contracts	$389	$46	$435

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Consolidated Statements of Operations for 2014, 2013 and 2012 (in millions):

	Gains/(Losses) Recognized in OCI-Effective Portion			Gains/(Losses) Reclassified from AOCI into Net Income-Effective Portion
	2014	2013	2012	2014	2013	2012
Cash flow hedges:
Foreign exchange contracts	$1,750	$891	$(175)	$(154)	$676	$607
Interest rate contracts	(15)	12	0	(16)	(6)	0

Total	$1,735	$903	$(175)	$(170)	$670	$607

Net investment hedges:
Foreign exchange contracts	$53	$143	$(5)	$0	$0	$0

	Gains/(Losses) On Derivative Instruments			Gains/(Losses) Related to Hedged Items
	2014	2013	2012	2014	2013	2012
Fair value hedges:
Interest rate contracts	$39	$0	$0	$(39)	$0	$0

The Company recognized a charge of $120 million, $301 million and $658 million in other income and expense during 2014, 2013 and 2012, respectively, for the ineffective portions of and amounts excluded from the effectiveness testing of cash flow hedges. The ineffective portions of and amounts excluded from the effectiveness testing of net investment and fair value hedges recognized in other income and expense were not significant during 2014, 2013 and 2012.

Apple Inc. | 2014 Form 10-K | 60

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

As of September 27, 2014, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 16% and the other 13%. As of September 28, 2013, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 13% and the other 10%. The Company’s cellular network carriers accounted for 72% and 68% of trade receivables as of September 27, 2014 and September 28, 2013, respectively. The additions and write-offs to the Company’s allowance for doubtful accounts during 2014, 2013 and 2012 were not significant.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Three of the Company’s vendors accounted for 51%, 16% and 14% of total vendor non-trade receivables as of September 27, 2014 and three of the Company’s vendors accounted for 47%, 21% and 15% of total vendor non-trade receivables as of September 28, 2013. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time any profit is recognized as a reduction of cost of sales.

Note 3 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated balance sheet details as of September 27, 2014 and September 28, 2013 (in millions):

Inventories

	2014	2013
Components	$471	$683
Finished goods	1,640	1,081

Total inventories	$2,111	$1,764

Property, Plant and Equipment

	2014	2013
Land and buildings	$4,863	$3,309
Machinery, equipment and internal-use software	29,639	21,242
Leasehold improvements	4,513	3,968

Gross property, plant and equipment	39,015	28,519
Accumulated depreciation and amortization	(18,391)	(11,922)

Net property, plant and equipment	$20,624	$16,597

Apple Inc. | 2014 Form 10-K | 61

Accrued Expenses

	2014	2013
Accrued warranty and related costs	$4,159	$2,967
Accrued marketing and selling expenses	2,321	1,291
Accrued taxes	1,209	1,200
Accrued compensation and employee benefits	1,209	959
Deferred margin on component sales	1,057	1,262
Other current liabilities	8,498	6,177

Total accrued expenses	$18,453	$13,856

Non-Current Liabilities

	2014	2013
Deferred tax liabilities	$20,259	$16,489
Other non-current liabilities	4,567	3,719

Total other non-current liabilities	$24,826	$20,208

Other Income and Expense

The following table shows the detail of other income and expense for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Interest and dividend income	$1,795	$1,616	$1,088
Interest expense	(384)	(136)	0
Other expense, net	(431)	(324)	(566)

Total other income/(expense), net	$980	$1,156	$522

Note 4 – Goodwill and Other Intangible Assets

On July 31, 2014, the Company completed the acquisitions of Beats Music, LLC, which offers a subscription streaming music service, and Beats Electronics, LLC, which makes Beats® headphones, speakers and audio software (collectively, “Beats”). The total purchase price consideration for these acquisitions was $2.6 billion, which consisted primarily of cash, of which $2.2 billion was allocated to goodwill, $636 million to acquired intangible assets and $258 million to net liabilities assumed. Concurrent with the close of the acquisition, the Company repaid $295 million of existing Beats outstanding debt to third-party creditors. In conjunction with the Beats acquisitions, the Company issued approximately 5.1 million shares of its common stock to certain former equity holders of Beats. The restricted stock was valued at approximately $485 million based on the Company’s common stock on the acquisition date. The majority of these shares, valued at approximately $417 million, will vest over time based on continued employment with Apple.

The Company also completed various other business acquisitions during 2014 for an aggregate cash consideration, net of cash acquired, of $957 million, of which $828 million was allocated to goodwill, $257 million to acquired intangible assets and $128 million to net liabilities assumed.

The Company completed various business acquisitions during 2013 for an aggregate cash consideration, net of cash acquired, of $496 million, of which $419 million was allocated to goodwill, $179 million to acquired intangible assets and $102 million to net liabilities assumed.

The Company’s gross carrying amount of goodwill was $4.6 billion and $1.6 billion as of September 27, 2014 and September 28, 2013, respectively. The Company did not have any goodwill impairments during 2014, 2013 or 2012.

Apple Inc. | 2014 Form 10-K | 62

The following table summarizes the components of gross and net intangible asset balances as of September 27, 2014 and September 28, 2013 (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,127	$(3,085)	$4,042	$6,081	$(2,002)	$4,079
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$7,227	$(3,085)	$4,142	$6,181	$(2,002)	$4,179

Amortization expense related to acquired intangible assets was $1.1 billion, $960 million and $605 million in 2014, 2013 and 2012, respectively. As of September 27, 2014, the remaining weighted-average amortization period for acquired intangible assets is 3.8 years. The expected annual amortization expense related to acquired intangible assets as of September 27, 2014, is as follows (in millions):

2015	$1,204
2016	1,083
2017	825
2018	592
2019	175
Thereafter	163

Total	$4,042

Note 5 – Income Taxes

The provision for income taxes for 2014, 2013 and 2012, consisted of the following (in millions):

	2014	2013	2012
Federal:
Current	$8,624	$9,334	$7,240
Deferred	3,183	1,878	5,018

	11,807	11,212	12,258

State:
Current	855	1,084	1,182
Deferred	(178)	(311)	(123)

	677	773	1,059

Foreign:
Current	2,147	1,559	1,203
Deferred	(658)	(426)	(490)

	1,489	1,133	713

Provision for income taxes	$13,973	$13,118	$14,030

Apple Inc. | 2014 Form 10-K | 63

The foreign provision for income taxes is based on foreign pre-tax earnings of $33.6 billion, $30.5 billion and $36.8 billion in 2014, 2013 and 2012, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by subsidiaries organized in Ireland, which has a statutory tax rate of 12.5%. As of September 27, 2014, U.S. income taxes have not been provided on a cumulative total of $69.7 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $23.3 billion.

As of September 27, 2014 and September 28, 2013, $137.1 billion and $111.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2014, 2013 and 2012) to income before provision for income taxes for 2014, 2013 and 2012, is as follows (dollars in millions):

	2014	2013	2012
Computed expected tax	$18,719	$17,554	$19,517
State taxes, net of federal effect	469	508	677
Indefinitely invested earnings of foreign subsidiaries	(4,744)	(4,614)	(5,895)
Research and development credit, net	(88)	(287)	(103)
Domestic production activities deduction	(495)	(308)	(328)
Other	112	265	162

Provision for income taxes	$13,973	$13,118	$14,030

Effective tax rate	26.1%	26.2%	25.2%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $706 million, $643 million and $1.4 billion in 2014, 2013 and 2012, respectively, which were reflected as increases to common stock.

Apple Inc. | 2014 Form 10-K | 64

As of September 27, 2014 and September 28, 2013, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2014	2013
Deferred tax assets:
Accrued liabilities and other reserves	$2,761	$1,892
Deferred revenue	1,787	1,475
Basis of capital assets and investments	898	1,020
Share-based compensation	454	458
Other	644	1,029

Total deferred tax assets	6,544	5,874
Less valuation allowance	0	0

Deferred tax assets, net of valuation allowance	6,544	5,874

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	21,544	18,044
Other	120	112

Total deferred tax liabilities	21,664	18,156

Net deferred tax liabilities	$(15,120)	$(12,282)

Deferred tax assets and liabilities reflect the effects of tax losses, credits and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

As of September 27, 2014, the total amount of gross unrecognized tax benefits was $4.0 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate. As of September 28, 2013, the total amount of gross unrecognized tax benefits was $2.7 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2014, 2013 and 2012, is as follows (in millions):

	2014	2013	2012
Beginning Balance	$2,714	$2,062	$1,375
Increases related to tax positions taken during a prior year	1,295	745	340
Decreases related to tax positions taken during a prior year	(280)	(118)	(107)
Increases related to tax positions taken during the current year	882	626	467
Decreases related to settlements with taxing authorities	(574)	(592)	(3)
Decreases related to expiration of statute of limitations	(4)	(9)	(10)

Ending Balance	$4,033	$2,714	$2,062

Apple Inc. | 2014 Form 10-K | 65

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 27, 2014 and September 28, 2013, the total amount of gross interest and penalties accrued was $630 million and $590 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2014, 2013 and 2012 of $40 million, $189 million and $140 million, respectively.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. During the fiscal year ended September 27, 2014, the U.S. Internal Revenue Service (“IRS”) concluded its review of the years 2004 through 2009, which resulted in the Company reducing its gross unrecognized tax benefits by $570 million and recognizing a tax benefit of $166 million. The IRS is currently examining the years 2010 through 2012. In addition, the Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 1996 and 2002, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

Note 6 – Debt

Commercial Paper

In April 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 27, 2014, the Company had $6.3 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.12% and maturities generally less than nine months.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2014 (in millions):

Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$1,865
Maturities greater than 90 days:
Proceeds from commercial paper	4,771
Repayments of commercial paper	(330)

Maturities greater than 90 days, net	4,441

Total proceeds from issuance of commercial paper, net	$6,306

Apple Inc. | 2014 Form 10-K | 66

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

The following table provides a summary of the Company’s long-term debt as of September 27, 2014 and September 28, 2013:

	2014		2013
	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Floating-rate notes due 2016	$1,000	0.51%	$1,000	0.51%
Floating-rate notes due 2017	1,000	0.31%	0	0
Floating-rate notes due 2018	2,000	1.10%	2,000	1.10%
Floating-rate notes due 2019	1,000	0.54%	0	0
Fixed-rate 0.45% notes due 2016	1,500	0.51%	1,500	0.51%
Fixed-rate 1.05% notes due 2017	1,500	0.30%	0	0
Fixed-rate 1.00% notes due 2018	4,000	1.08%	4,000	1.08%
Fixed-rate 2.10% notes due 2019	2,000	0.53%	0	0
Fixed-rate 2.85% notes due 2021	3,000	0.79%	0	0
Fixed-rate 2.40% notes due 2023	5,500	2.44%	5,500	2.44%
Fixed-rate 3.45% notes due 2024	2,500	0.90%	0	0
Fixed-rate 3.85% notes due 2043	3,000	3.91%	3,000	3.91%
Fixed-rate 4.45% notes due 2044	1,000	4.48%	0	0

Total borrowings	29,000		17,000

Unamortized discount	(52)		(40)
Hedge accounting fair value adjustments	39		0

Total long-term debt	$28,987		$16,960

The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on the Notes. Such swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In the third quarter of 2014, the Company entered into interest rate swaps with an aggregate notional amount of $9.0 billion, which effectively converted the fixed-rate notes due 2017, 2019, 2021 and 2024 into floating-rate notes. In the third quarter of 2013, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted the floating-rate notes due 2016 and 2018 into fixed-rate notes.

The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $381 million and $136 million of interest expense on its long-term debt for the years ended September 27, 2014 and September 28, 2013, respectively. The Company did not have any long-term debt in 2012.

Apple Inc. | 2014 Form 10-K | 67

Future principal payments for the Company’s Notes as of September 27, 2014, are as follows (in millions):

2015	$0
2016	2,500
2017	2,500
2018	6,000
2019	3,000
Thereafter	15,000

Total	$29,000

As of September 27, 2014 and September 28, 2013, the fair value of the Company’s Notes, based on Level 2 inputs, was $28.5 billion and $15.9 billion, respectively.

Note 7 – Shareholders’ Equity

Preferred and Common Stock

During the second quarter of 2014, the Company’s shareholders approved amendments (the “Amendments”) to the Company’s Restated Articles of Incorporation. The Amendments included the elimination of the Board of Directors’ authority to issue preferred stock and established a par value for the Company’s common stock of $0.00001 per share.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2014:
Fourth quarter	$0.47	$2,807
Third quarter	0.47	2,830
Second quarter	0.44	2,655
First quarter	0.44	2,739

Total	$1.82	$11,031

2013:
Fourth quarter	$0.44	$2,763
Third quarter	0.44	2,789
Second quarter	0.38	2,490
First quarter	0.38	2,486

Total	$1.64	$10,528

The Company paid cash dividends of $0.38 per share, totaling $2.5 billion, during the fourth quarter of 2012. Future dividends are subject to declaration by the Board of Directors.

Apple Inc. | 2014 Form 10-K | 68

Share Repurchase Program

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the share repurchase authorization to $60 billion in April 2013 and to $90 billion in April 2014. As of September 27, 2014, $67.9 billion of the $90 billion had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has entered into four accelerated share repurchase arrangements (“ASRs”) with financial institutions beginning in August 2012. In exchange for up-front payments, the financial institutions deliver shares of the Company’s common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet in the periods the payments are made. The Company reflects the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore, were not accounted for as derivative instruments.

The following table presents the Company’s ASRs:

	Purchase Period End Date		Number of Shares (in thousands)		Average Repurchase Price Per Share		ASR Amount (in millions)
August 2014 ASR		(1)	59,924	(1)		(1)	$9,000
January 2014 ASR		(1)	134,247	(1)		(1)	$12,000
April 2013 ASR	March 2014		172,548	(2)	$69.55		$12,000
August 2012 ASR	April 2013		28,544		$68.31		$1,950

(1)

“Number of Shares” represents those shares delivered in advance of settlement and does not represent the final number of shares to be delivered under the ASRs. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. The August 2014 ASR and January 2014 ASR purchase periods will end in or before February 2015 and December 2014, respectively.

(2)	Includes 8.0 million shares that were delivered and retired at the end of the purchase period, which concluded in the second quarter of 2014.

Apple Inc. | 2014 Form 10-K | 69

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2014:
Fourth quarter	81,255	$98.46	$8,000
Third quarter	58,661	$85.23	5,000
Second quarter	79,749	$75.24	6,000
First quarter	66,847	$74.79	5,000

Total	286,512		$24,000

2013:
Fourth quarter	73,064	$68.43	$5,000
Third quarter	62,676	$63.82	4,000
Second quarter	0	$0	0
First quarter	0	$0	0

Total	135,740		$9,000

Note 8 – Comprehensive Income

Comprehensive income consists of two components, net income and OCI. OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table shows the gross amounts reclassified from AOCI into the Consolidated Statements of Operations and the associated financial statement line item for 2014 (in millions):

Comprehensive Income Components	Financial Statement Line Item	2014
Unrecognized gains/losses on derivative instruments:
Foreign exchange contracts	Revenue	$449
	Cost of sales	(295)
	Other income/expense, net	15
Interest rate contracts	Other income/expense, net	16

		185
Unrealized gains/losses on marketable securities	Other income/expense, net	(205)

Total amounts reclassified from AOCI		$(20)

Apple Inc. | 2014 Form 10-K | 70

The following table shows the changes in AOCI by component for 2014 (in millions):

	Cumulative Foreign Currency Translation	Unrecognized Gains/Losses on Derivative Instruments	Unrealized Gains /Losses on Marketable Securities	Total
Balance at September 28, 2013	$(105)	$(175)	$(191)	$(471)

Other comprehensive income/(loss) before reclassifications	(187)	1,687	438	1,938
Amounts reclassified from AOCI	0	185	(205)	(20)
Tax effect	50	(333)	(82)	(365)

Other comprehensive income/(loss)	(137)	1,539	151	1,553

Balance at September 27, 2014	$(242)	$1,364	$(40)	$1,082

Note 9 – Benefit Plans

Stock Plans

2014 Employee Stock Plan

In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2014 Plan reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs cancelled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are cancelled or otherwise terminate, or are withheld to satisfy tax withholding obligations with respect to RSUs, will also be available for awards under the 2014 Plan. As of September 27, 2014, approximately 492.6 million shares were reserved for future issuance under the 2014 Plan.

2003 Employee Stock Plan

The 2003 Plan is a shareholder approved plan that provided for broad-based equity grants to employees, including executive officers. The 2003 Plan permitted the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. Options granted under the 2003 Plan generally expire seven to ten years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual, semi-annual or quarterly vesting. RSUs granted under the 2003 Plan generally vest over two to four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. All RSUs, other than RSUs held by the Chief Executive Officer, granted under the 2003 Plan have DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. In the second quarter of 2014, the Company terminated the authority to grant new awards under the 2003 Plan.

Apple Inc. | 2014 Form 10-K | 71

1997 Director Stock Plan

The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 27, 2014, approximately 1.2 million shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2014, Section 16 officers Timothy D. Cook, Luca Maestri, Daniel Riccio, Philip W. Schiller, D. Bruce Sewell and Jeffrey E. Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 27, 2014, approximately 7.6 million shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($17,500 for calendar year 2014). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the 401(k) Plan were $163 million, $135 million and $114 million in 2014, 2013 and 2012, respectively.

Apple Inc. | 2014 Form 10-K | 72

Restricted Stock Units

A summary of the Company’s RSU activity and related information for 2014, 2013 and 2012, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at September 24, 2011	101,122	$33.07
RSUs granted	54,597	$61.62
RSUs vested	(44,137)	$29.32
RSUs cancelled	(6,545)	$36.57

Balance at September 29, 2012	105,037	$49.27
RSUs granted	39,415	$78.23
RSUs vested	(42,291)	$45.96
RSUs cancelled	(8,877)	$57.31

Balance at September 28, 2013	93,284	$62.24
RSUs granted	59,269	$74.54
RSUs vested	(43,111)	$57.29
RSUs cancelled	(5,620)	$68.47

Balance at September 27, 2014	103,822	$70.98	$10,460

The fair value as of the respective vesting dates of RSUs was $3.4 billion, $3.1 billion and $3.3 billion for 2014, 2013 and 2012, respectively. The majority of RSUs that vested in 2014, 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 15.6 million, 15.5 million and 16.1 million for 2014, 2013 and 2012, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $1.2 billion, $1.1 billion and $1.2 billion in 2014, 2013 and 2012, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Options

The Company had 6.6 million stock options outstanding as of September 27, 2014, with a weighted-average exercise price per share of $21.99 and weighted-average remaining contractual term of 1.4 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of September 27, 2014 was $520 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding. Total intrinsic value of options at time of exercise was $1.5 billion, $1.0 billion and $2.3 billion for 2014, 2013 and 2012, respectively.

Apple Inc. | 2014 Form 10-K | 73

Share-based Compensation

The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Cost of sales	$450	$350	$265
Research and development	1,216	917	668
Selling, general and administrative	1,197	986	807

Total share-based compensation expense	$2,863	$2,253	$1,740

The income tax benefit related to share-based compensation expense was $1.0 billion, $816 million and $567 million for 2014, 2013 and 2012, respectively. As of September 27, 2014, the total unrecognized compensation cost related to outstanding stock options, RSUs and restricted stock was $6.3 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its pre-existing warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

The following table shows changes in the Company’s accrued warranties and related costs for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Beginning accrued warranty and related costs	$2,967	$1,638	$1,240
Cost of warranty claims	(3,760)	(3,703)	(1,786)
Accruals for product warranty	4,952	5,032	2,184

Ending accrued warranty and related costs	$4,159	$2,967	$1,638

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of September 27, 2014 or September 28, 2013.

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

Apple Inc. | 2014 Form 10-K | 74

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 27, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $5.0 billion, of which $3.6 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $717 million, $645 million and $488 million in 2014, 2013 and 2012, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 27, 2014, are as follows (in millions):

2015	$662
2016	676
2017	645
2018	593
2019	534
Thereafter	1,877

Total	$4,987

Apple Inc. | 2014 Form 10-K | 75

Other Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 27, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $24.5 billion.

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $3.4 billion as of September 27, 2014, which consisted mainly of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, R&D, Internet and telecommunications services and other obligations.

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

Apple Inc. v. Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. Because the award is now subject to appeal, the Company has not recognized the award in its results of operations.

VirnetX, Inc. v. Apple Inc. et al.

On August 11, 2010, VirnetX, Inc. filed an action against the Company alleging that certain of its products infringed on four patents relating to network communications technology. On November 6, 2012, a jury returned a verdict against the Company, and awarded damages of $368 million. On September 16, 2014, the Court of Appeals for the Federal Circuit affirmed the District Court’s decision in part, reversed in part, and vacated the damages award. The case has been remanded for further proceedings.

Apple Inc. | 2014 Form 10-K | 76

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales through the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as R&D, corporate marketing expenses, share-based compensation expense, income taxes, various nonrecurring charges, other separately managed general and administrative costs and certain manufacturing period expenses. The Company does not include intercompany transfers between segments for management reporting purposes.

Segment assets include receivables and inventories, and for the Retail segment also includes capital assets. Segment assets exclude corporate assets, such as cash and cash equivalents, short-term and long-term marketable securities, vendor non-trade receivables, other long-term investments, manufacturing and corporate facilities, product tooling and manufacturing process equipment, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment and therefore are excluded from the geographic segment assets and instead included in corporate assets. Cash payments for capital asset purchases by the Retail segment were $484 million, $495 million and $858 million for 2014, 2013 and 2012, respectively. The Company’s total depreciation and amortization was $7.9 billion, $6.8 billion and $3.3 billion in 2014, 2013 and 2012, respectively, of which $441 million, $382 million and $319 million was related to the Retail segment in the respective years. Depreciation and amortization on segment assets included in the geographic segments was not significant.

As the Company continues to expand its business, management believes collaboration across its online, Retail and indirect channels is integral to better serve its customers and optimize its financial results. Beginning in the first quarter of 2015, management will be assessing business performance and making decisions on a geographic basis, including the results of its retail stores in each respective geographic segment. Accordingly, the Company will be changing its reportable segments to align with the way the business is managed. The Company’s reportable operating segments will consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific operations, and the Retail segment will no longer be classified as a separate reportable segment. The historical segment data for prior periods will be reclassified to reflect this change beginning in the Quarterly Report on Form 10-Q for the quarter ending December 27, 2014.

Apple Inc. | 2014 Form 10-K | 77

The following table shows information by operating segment for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Americas:
Net sales	$65,232	$62,739	$57,512
Operating income	$24,316	$22,817	$23,414

Europe:
Net sales	$40,929	$37,883	$36,323
Operating income	$14,771	$13,025	$14,869

Greater China:
Net sales	$29,846	$25,417	$22,533
Operating income	$11,016	$8,541	$9,843

Japan:
Net sales	$14,982	$13,462	$10,571
Operating income	$7,183	$6,819	$5,861

Rest of Asia Pacific:
Net sales	$10,344	$11,181	$10,741
Operating income	$3,636	$3,753	$4,253

Retail:
Net sales	$21,462	$20,228	$18,828
Operating income	$4,575	$4,025	$4,613

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2014, 2013 and 2012, is as follows (in millions):

	2014	2013	2012
Segment operating income	$65,497	$58,980	$62,853
Research and development expense (1)	(4,825)	(3,558)	(2,713)
Share-based compensation expense	(2,863)	(2,253)	(1,740)
Other corporate expenses, net	(5,306)	(4,170)	(3,159)

Total operating income	$52,503	$48,999	$55,241

(1)	Amount excludes research and development share-based compensation expense.

Apple Inc. | 2014 Form 10-K | 78

The following table shows total assets by segment and reconciliation to the Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013 (in millions):

	2014	2013
Segment assets:
Americas	$9,352	$5,653
Europe	4,631	3,134
Greater China	3,172	2,943
Japan	3,106	2,932
Rest of Asia Pacific	908	923
Retail	3,626	3,329

Total segment assets	24,795	18,914
Corporate assets	207,044	188,086

Total assets	$231,839	$207,000

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2014, 2013 and 2012. There was no single customer that accounted for more than 10% of net sales in 2014, 2013 or 2012. Net sales for 2014, 2013 and 2012 and long-lived assets as of September 27, 2014 and September 28, 2013 are as follows (in millions):

	2014	2013	2012
Net sales:
U.S.	$68,909	$66,197	$60,949
China (1)	30,638	25,946	22,797
Other countries	83,248	78,767	72,762

Total net sales	$182,795	$170,910	$156,508

	2014	2013
Long-lived assets:
U.S.	$9,108	$7,399
China (1)	9,477	7,403
Other countries	2,917	2,786

Total long-lived assets	$21,502	$17,588

(1)	China includes Hong Kong. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Apple Inc. | 2014 Form 10-K | 79

Information regarding net sales by product for 2014, 2013 and 2012, is as follows (in millions):

	2014	2013	2012
Net Sales by Product:
iPhone (1)	$101,991	$91,279	$78,692
iPad (1)	30,283	31,980	30,945
Mac (1)	24,079	21,483	23,221
iPod (1)	2,286	4,411	5,615
iTunes, Software and Services (2)	18,063	16,051	12,890
Accessories (3)	6,093	5,706	5,145

Total net sales	$182,795	$170,910	$156,508

(1)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(2)	Includes revenue from the iTunes Store, the App Store, the Mac App Store, the iBooks Store, AppleCare, licensing and other services.

(3)	Includes sales of Apple-branded and third-party accessories for iPhone, iPad, Mac and iPod.

Note 12 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2014 and 2013 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014:
Net sales	$42,123	$37,432	$45,646	$57,594
Gross margin	$16,009	$14,735	$17,947	$21,846
Net income	$8,467	$7,748	$10,223	$13,072

Earnings per share (1):
Basic	$1.43	$1.29	$1.67	$2.08
Diluted	$1.42	$1.28	$1.66	$2.07

2013:
Net sales	$37,472	$35,323	$43,603	$54,512
Gross margin	$13,871	$13,024	$16,349	$21,060
Net income	$7,512	$6,900	$9,547	$13,078

Earnings per share (1):
Basic	$1.19	$1.07	$1.45	$1.99
Diluted	$1.18	$1.07	$1.44	$1.97

(1)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Apple Inc. | 2014 Form 10-K | 80

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 27, 2014 and September 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2014

Apple Inc. | 2014 Form 10-K | 81

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Apple Inc. and our report dated October 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2014

Apple Inc. | 2014 Form 10-K | 82

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 27, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 27, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Apple Inc. | 2014 Form 10-K | 83

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after September 27, 2014 in connection with the solicitation of proxies for the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2014” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after September 27, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after September 27, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after September 27, 2014 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after September 27, 2014 and is incorporated herein by reference.

Apple Inc. | 2014 Form 10-K | 84

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

Apple Inc. | 2014 Form 10-K | 85

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2014

APPLE INC.

By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy D. Cook and Luca Maestri, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook TIMOTHY D. COOK	Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2014

/s/ Luca Maestri LUCA MAESTRI	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2014

/s/ Millard S. Drexler MILLARD S. DREXLER	Director	October 27, 2014

/s/ Al Gore AL GORE	Director	October 27, 2014

/s/ Robert A. Iger ROBERT A. IGER	Director	October 27, 2014

/s/ Andrea Jung ANDREA JUNG	Director	October 27, 2014

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 27, 2014

/s/ Ronald D. Sugar RONALD D. SUGAR	Director	October 27, 2014

/s/ Susan L. Wagner SUSAN L. WAGNER	Director	October 27, 2014

Apple Inc. | 2014 Form 10-K | 86

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.8*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

10.11*, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.

10.12*, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.

10.13*, **	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the Registrant.

Apple Inc. | 2014 Form 10-K | 87

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Apple Inc. | 2014 Form 10-K | 88