Form 10-Q
period 2014-12-27
APPLE INC
filed 2015-01-28
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-36743

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

Yes  ☐    No  ☒

5,824,748,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of January 9, 2015

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended December 27, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	$74,599	$57,594
Cost of sales	44,858	35,748

Gross margin	29,741	21,846

Operating expenses:
Research and development	1,895	1,330
Selling, general and administrative	3,600	3,053

Total operating expenses	5,495	4,383

Operating income	24,246	17,463
Other income/(expense), net	170	246

Income before provision for income taxes	24,416	17,709

Provision for income taxes	6,392	4,637

Net income	$18,024	$13,072

Earnings per share:
Basic	$3.08	$2.08
Diluted	$3.06	$2.07

Shares used in computing earnings per share:
Basic	5,843,082	6,272,504
Diluted	5,881,803	6,310,161

Cash dividends declared per common share	$0.47	$0.44

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net income	$18,024	$13,072

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(66)	(67)

Change in unrecognized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	1,982	213
Adjustment for net losses/(gains) realized and included in net income, net of tax	(565)	72

Total change in unrecognized gains/losses on derivative instruments, net of tax	1,417	285

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(456)	(42)
Adjustment for net losses/(gains) realized and included in net income, net of tax	(14)	(11)

Total change in unrealized gains/losses on marketable securities, net of tax	(470)	(53)

Total other comprehensive income/(loss)	881	165

Total comprehensive income	$18,905	$13,237

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands and par value)

	December 27, 2014	September 27, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$19,478	$13,844
Short-term marketable securities	12,985	11,233
Accounts receivable, less allowances of $87 and $86, respectively	16,709	17,460
Inventories	2,283	2,111
Deferred tax assets	5,046	4,318
Vendor non-trade receivables	13,267	9,759
Other current assets	13,635	9,806

Total current assets	83,403	68,531

Long-term marketable securities	145,492	130,162
Property, plant and equipment, net	20,392	20,624
Goodwill	4,629	4,616
Acquired intangible assets, net	4,370	4,142
Other assets	3,608	3,764

Total assets	$261,894	$231,839

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$38,001	$30,196
Accrued expenses	22,724	18,453
Deferred revenue	8,987	8,491
Commercial paper	3,899	6,308

Total current liabilities	73,611	63,448

Deferred revenue – non-current	3,480	3,031
Long-term debt	32,504	28,987
Other non-current liabilities	28,971	24,826

Total liabilities	138,566	120,292

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,826,419 and 5,866,161 shares issued and outstanding, respectively	24,187	23,313
Retained earnings	97,178	87,152
Accumulated other comprehensive income/(loss)	1,963	1,082

Total shareholders’ equity	123,328	111,547

Total liabilities and shareholders’ equity	$261,894	$231,839

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended
	December 27, 2014	December 28, 2013
Cash and cash equivalents, beginning of the period	$13,844	$14,259

Operating activities:
Net income	18,024	13,072
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,575	2,144
Share-based compensation expense	888	681
Deferred income tax expense	2,197	1,253
Changes in operating assets and liabilities:
Accounts receivable, net	751	(1,098)
Inventories	(172)	(358)
Vendor non-trade receivables	(3,508)	(3,459)
Other current and non-current assets	(1,648)	(319)
Accounts payable	9,003	8,191
Deferred revenue	945	1,368
Other current and non-current liabilities	4,667	1,195

Cash generated by operating activities	33,722	22,670

Investing activities:
Purchases of marketable securities	(44,915)	(48,397)
Proceeds from maturities of marketable securities	2,807	5,556
Proceeds from sales of marketable securities	24,166	30,302
Payments made in connection with business acquisitions, net	(23)	(525)
Payments for acquisition of property, plant and equipment	(3,217)	(1,985)
Payments for acquisition of intangible assets	(48)	(59)
Other	65	5

Cash used in investing activities	(21,165)	(15,103)

Financing activities:
Proceeds from issuance of common stock	80	134
Excess tax benefits from equity awards	264	280
Taxes paid related to net share settlement of equity awards	(512)	(365)
Dividends and dividend equivalents paid	(2,801)	(2,769)
Repurchase of common stock	(5,030)	(5,029)
Proceeds from issuance of long-term debt, net	3,485	0
Repayments of commercial paper, net	(2,409)	0

Cash used in financing activities	(6,923)	(7,749)

Increase/(decrease) in cash and cash equivalents	5,634	(182)

Cash and cash equivalents, end of the period	$19,478	$14,077

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,869	$3,387
Cash paid for interest	$202	$161

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

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

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. In the first quarter of 2015, the Company changed its reportable operating segments and began allocating certain costs to its operating segments that were previously included in other corporate expenses. The Company has reclassified the corresponding prior period amounts to conform to the current period’s presentation as further described in Note 11, “Segment Information and Geographic Data.”

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 27, 2014, included in its Annual Report on Form 10-K (the “2014 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. The Company’s fiscal years 2015 and 2014 each include 52 weeks. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, unvested restricted stock and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share for the three months ended December 27, 2014 and December 28, 2013 (net income in millions and shares in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013
Numerator:
Net income	$18,024	$13,072

Denominator:
Weighted-average shares outstanding	5,843,082	6,272,504
Effect of dilutive securities	38,721	37,657

Weighted-average diluted shares	5,881,803	6,310,161

Basic earnings per share	$3.08	$2.08
Diluted earnings per share	$3.06	$2.07

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three months ended December 27, 2014 and December 28, 2013. The Company excluded these securities from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of December 27, 2014 and September 27, 2014 (in millions):

	December 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$13,757	$0	$0	$13,757	$13,757	$0	$0

Level 1 (1):
Money market funds	3,346	0	0	3,346	3,346	0	0
Mutual funds	2,544	0	(159)	2,385	0	2,385	0

Subtotal	5,890	0	(159)	5,731	3,346	2,385	0

Level 2 (2):
U.S. Treasury securities	35,107	16	(58)	35,065	545	692	33,828
U.S. agency securities	6,788	2	(11)	6,779	582	291	5,906
Non-U.S. government securities	6,498	58	(105)	6,451	0	177	6,274
Certificates of deposit and time deposits	2,778	0	0	2,778	272	1,168	1,338
Commercial paper	1,159	0	0	1,159	879	280	0
Corporate securities	92,371	159	(720)	91,810	97	7,932	83,781
Municipal securities	939	4	(1)	942	0	0	942
Mortgage- and asset-backed securities	13,501	32	(50)	13,483	0	60	13,423

Subtotal	159,141	271	(945)	158,467	2,375	10,600	145,492

Total	$178,788	$271	$(1,104)	$177,955	$19,478	$12,985	$145,492

	September 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$10,232	$0	$0	$10,232	$10,232	$0	$0

Level 1 (1):
Money market funds	1,546	0	0	1,546	1,546	0	0
Mutual funds	2,531	1	(132)	2,400	0	2,400	0

Subtotal	4,077	1	(132)	3,946	1,546	2,400	0

Level 2 (2):
U.S. Treasury securities	23,140	15	(9)	23,146	12	607	22,527
U.S. agency securities	7,373	3	(11)	7,365	652	157	6,556
Non-U.S. government securities	6,925	69	(69)	6,925	0	204	6,721
Certificates of deposit and time deposits	3,832	0	0	3,832	1,230	1,233	1,369
Commercial paper	475	0	0	475	166	309	0
Corporate securities	85,431	296	(241)	85,486	6	6,298	79,182
Municipal securities	940	8	0	948	0	0	948
Mortgage- and asset-backed securities	12,907	26	(49)	12,884	0	25	12,859

Subtotal	141,023	417	(379)	141,061	2,066	8,833	130,162

Total	$155,332	$418	$(511)	$155,239	$13,844	$11,233	$130,162

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three months ended December 27, 2014 and December 28, 2013. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of December 27, 2014 and September 27, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

As of December 27, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended December 27, 2014 and December 28, 2013, the Company did not recognize any significant impairment charges.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar may hedge a portion of forecasted foreign currency revenue, and subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company may enter into forward contracts, option contracts or other instruments to manage this risk and may designate these instruments as cash flow hedges. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.

To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. The Company designates these instruments as net investment hedges.

The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies.

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of December 27, 2014 are expected to be recognized within twelve years.

Cash Flow Hedges

The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in other income/(expense), net in the same period as the related income or expense is recognized.

The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in other income/(expense), net. These amounts were not significant during the three months ended December 27, 2014 and December 28, 2013.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income/(expense), net. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 27, 2014 and December 28, 2013.

Net Investment Hedges

The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a part of the cumulative translation adjustment. The ineffective portions and amounts excluded from the effectiveness testing of net investment hedges are recognized in other income/(expense), net. These amounts were not significant during the three months ended December 27, 2014 and December 28, 2013.

Fair Value Hedges

Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item. The ineffective portions and amounts excluded from the effectiveness testing of fair value hedges recognized were not significant during the three months ended December 27, 2014 and December 28, 2013.

Non-Designated Derivatives

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The net gains and losses recognized for foreign currency forward and option contracts not designated as hedging instruments was not significant during the three months ended December 27, 2014 and December 28, 2013.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 27, 2014 and September 27, 2014 (in millions):

	December 27, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$3,561	$501	$4,062
Interest rate contracts	$201	$0	$201

Derivative liabilities (2):
Foreign exchange contracts	$51	$119	$170
Interest rate contracts	$87	$0	$87

	September 27, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,332	$222	$1,554
Interest rate contracts	$81	$0	$81

Derivative liabilities (2):
Foreign exchange contracts	$41	$40	$81

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Condensed Consolidated Statements of Operations for the three months ended December 27, 2014 and December 28, 2013 (in millions):

	Gains/(Losses) Recognized in OCI – Effective Portion		Gains/(Losses) Reclassified from AOCI into Net Income – Effective Portion
	Three Months Ended		Three Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Cash flow hedges:
Foreign exchange contracts	$2,585	$264	$762	$(74)
Interest rate contracts	(88)	21	(99)	(4)

Total	$2,497	$285	$663	$(78)

Net investment hedges:
Foreign exchange contracts	$118	$24	$0	$0

	Gains/(Losses) on Derivative Instruments		Gains/(Losses) Related to Hedged Items
	Three Months Ended		Three Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Fair value hedges:
Interest rate contracts	$117	$0	$(117)	$0

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 27, 2014 and September 27, 2014 (in millions):

	December 27, 2014		September 27, 2014
	Notional Amount	Credit Risk Amounts	Notional Amount	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$55,761	$3,561	$42,945	$1,333
Interest rate contracts	$15,513	$201	$12,000	$89

Instruments not designated as accounting hedges:
Foreign exchange contracts	$39,872	$501	$38,510	$222

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of December 27, 2014 and September 27, 2014, the Company received $4.2 billion and $2.1 billion, respectively, of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as other current liabilities within accrued expenses in the Condensed Consolidated Balance Sheets. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of December 27, 2014 and September 27, 2014.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 27, 2014 and September 27, 2014, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $4.2 billion and $1.6 billion, respectively, resulting in net derivative liabilities of $184 million and $549 million, respectively.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of December 27, 2014, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 13%. As of September 27, 2014, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 16% and the other 13%. The Company’s cellular network carriers accounted for 63% and 72% of trade receivables as of December 27, 2014 and September 27, 2014, respectively.

Vendor Non-Trade Receivables

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 57%, 14% and 12% of total vendor non-trade receivables as of December 27, 2014 and three of the Company’s vendors accounted for 51%, 16% and 14% of total vendor non-trade receivables as of September 27, 2014.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 27, 2014 and September 27, 2014 (in millions):

Inventories

	December 27, 2014	September 27, 2014
Components	$228	$471
Finished goods	2,055	1,640

Total inventories	$2,283	$2,111

Property, Plant and Equipment, Net

	December 27, 2014	September 27, 2014
Land and buildings	$5,152	$4,863
Machinery, equipment and internal-use software	31,010	29,639
Leasehold improvements	4,585	4,513

Gross property, plant and equipment	40,747	39,015
Accumulated depreciation and amortization	(20,355)	(18,391)

Total property, plant and equipment, net	$20,392	$20,624

Accrued Expenses

	December 27, 2014	September 27, 2014
Accrued warranty and related costs	$5,195	$4,159
Accrued marketing and selling expenses	1,960	2,321
Accrued taxes	1,642	1,209
Accrued compensation and employee benefits	1,316	1,209
Deferred margin on component sales	1,133	1,057
Other current liabilities	11,478	8,498

Total accrued expenses	$22,724	$18,453

Other Non-Current Liabilities

	December 27, 2014	September 27, 2014
Deferred tax liabilities	$23,371	$20,259
Other non-current liabilities	5,600	4,567

Total other non-current liabilities	$28,971	$24,826

Other Income/(Expense), Net

The following table shows the detail of other income/(expense), net for the three months ended December 27, 2014 and December 28, 2013 (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Interest and dividend income	$654	$427
Interest expense	(131)	(84)
Other expense, net	(353)	(97)

Total other income/(expense), net	$170	$246

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of December 27, 2014 and September 27, 2014 (in millions):

	December 27, 2014			September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,641	$(3,371)	$4,270	$7,127	$(3,085)	$4,042
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$7,741	$(3,371)	$4,370	$7,227	$(3,085)	$4,142

Note 5 – Income Taxes

As of December 27, 2014, the Company recorded gross unrecognized tax benefits of $4.4 billion, of which $1.6 billion, if recognized, would affect the Company’s effective tax rate. As of September 27, 2014, the total amount of gross unrecognized tax benefits was $4.0 billion, of which $1.4 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $821 million and $630 million of gross interest and penalties accrued as of December 27, 2014 and September 27, 2014, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Note 6 – Debt

Commercial Paper

In April 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 27, 2014 and September 27, 2014, the Company had $3.9 billion and $6.3 billion of Commercial Paper outstanding, respectively, with a weighted-average interest rate of 0.11% and 0.12%, respectively, and maturities generally less than nine months.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 27, 2014 (in millions):

Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$62

Maturities greater than 90 days:
Proceeds from commercial paper	197
Repayments of commercial paper	(2,668)

Maturities greater than 90 days, net	(2,471)

Total repayments of commercial paper, net	$(2,409)

Long-Term Debt

As of December 27, 2014, the Company has issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $32.4 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the domestic floating-rate notes, semi-annually for the domestic fixed-rate notes and annually for the foreign fixed-rate notes.

The following table provides a summary of the Company’s long-term debt as of December 27, 2014 and September 27, 2014:

	December 27, 2014		September 27, 2014
	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Floating-rate notes due 2016 (1)	$1,000	0.51%	$1,000	0.51%
Floating-rate notes due 2017 (2)	1,000	0.30%	1,000	0.31%
Floating-rate notes due 2018 (1)	2,000	1.10%	2,000	1.10%
Floating-rate notes due 2019 (2)	1,000	0.53%	1,000	0.54%
Fixed-rate 0.45% notes due 2016 (1)	1,500	0.51%	1,500	0.51%
Fixed-rate 1.05% notes due 2017 (2)	1,500	0.30%	1,500	0.30%
Fixed-rate 1.00% notes due 2018 (1)	4,000	1.08%	4,000	1.08%
Fixed-rate 2.10% notes due 2019 (2)	2,000	0.53%	2,000	0.53%
Fixed-rate 2.85% notes due 2021 (2)	3,000	0.78%	3,000	0.79%
Fixed-rate 1.00% Euro-denominated notes due 2022 (3)	1,709	2.94%	0	0
Fixed-rate 2.40% notes due 2023 (1)	5,500	2.44%	5,500	2.44%
Fixed-rate 3.45% notes due 2024 (2)	2,500	0.89%	2,500	0.90%
Fixed-rate 1.63% Euro-denominated notes due 2026 (3)	1,709	3.45%	0	0
Fixed-rate 3.85% notes due 2043 (1)	3,000	3.91%	3,000	3.91%
Fixed-rate 4.45% notes due 2044 (2)	1,000	4.48%	1,000	4.48%

Total borrowings	32,418		29,000

Unamortized discount	(69)		(52)
Hedge accounting fair value adjustments	155		39

Total long-term debt	$32,504		$28,987

(1)	Tranche relates to the $17.0 billion debt issuance in the third quarter of 2013.

(2)	Tranche relates to the $12.0 billion debt issuance in the third quarter of 2014.

(3)	Tranche relates to Euro-denominated debt issuance of €2.8 billion in the first quarter of 2015.

The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. Such swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes.

In the first quarter of 2015, the Company issued €2.8 billion of Euro-denominated long-term debt. To manage foreign currency risk associated with this issuance, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the Euro-denominated notes to U.S. dollar-denominated notes.

The effective rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $128 million and $84 million of interest expense on its long-term debt for the three months ended December 27, 2014 and December 28, 2013, respectively.

Future principal payments for the Company’s Notes as of December 27, 2014 are as follows (in millions):

2015	$0
2016	2,500
2017	2,500
2018	6,000
2019	3,000
Thereafter	18,418

Total future principal payments	$32,418

As of December 27, 2014 and September 27, 2014, the fair value of the Company’s Notes, based on Level 2 inputs, was $32.4 billion and $28.5 billion, respectively.

Note 7 – Shareholders’ Equity

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2015:
First quarter	$0.47	$2,750

2014:
Fourth quarter	$0.47	$2,807
Third quarter	0.47	2,830
Second quarter	0.44	2,655
First quarter	0.44	2,739

Total cash dividends declared and paid	$1.82	$11,031

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In 2014, the Company’s Board of Directors increased the share repurchase authorization to $90 billion of the Company’s common stock. As of December 27, 2014, $72.9 billion of the $90 billion had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has entered, and in the future may enter, into accelerated share repurchase arrangements (“ASRs”) with financial institutions. In exchange for up-front payments, the financial institutions deliver shares of the Company’s common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the periods the payments are made. The Company reflects the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore, were not accounted for as derivative instruments.

A summary of the Company’s ASR activity and related information during the periods presented, is as follows:

	Purchase Period End Date	Number of Shares (in thousands)	Average Repurchase Price Per Share	ASR Amount (in millions)
August 2014 ASR	(1)	68,273 (1)	(1)	$9,000
January 2014 ASR	December 2014	134,247	$89.39	$12,000
April 2013 ASR	March 2014	172,548	$69.55	$12,000

(1)

Includes 8.3 million net shares delivered and retired under the August 2014 ASR in the first quarter of 2015. “Number of Shares” represents those shares delivered in advance of settlement and does not represent the final number of shares to be delivered under the ASRs. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. The August 2014 ASR purchase period will end in or before February 2015.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2015:
First quarter	45,704	$109.40	$5,000

2014:
Fourth quarter	81,255	$98.46	$8,000
Third quarter	58,661	$85.23	5,000
Second quarter	79,749	$75.24	6,000
First quarter	66,847	$74.79	5,000

Total open market common stock repurchases	286,512		$24,000

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

The following table shows the gross amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations and the associated financial statement line item, for the three months ended December 27, 2014 and December 28, 2013 (in millions):

Comprehensive Income Components	Financial Statement Line Item	December 27, 2014	December 28, 2013
Unrecognized gains/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(449)	$184
	Cost of sales	(313)	(110)
	Other income/expense, net	0	10
Interest rate contracts	Other income/expense, net	99	4

		(663)	88

Unrealized gains/losses on marketable securities	Other income/expense, net	(22)	(17)

Total amounts reclassified from AOCI		$(685)	$71

The following table shows the changes in AOCI by component for the three months ended December 27, 2014 (in millions):

	Cumulative Foreign Currency Translation	Unrecognized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 27, 2014	$(242)	$1,364	$(40)	$1,082

Other comprehensive income/(loss) before reclassifications	(114)	2,390	(707)	1,569
Amounts reclassified from AOCI	0	(663)	(22)	(685)
Tax effect	48	(310)	259	(3)

Other comprehensive income/(loss)	(66)	1,417	(470)	881

Balance at December 27, 2014	$(308)	$2,781	$(510)	$1,963

Note 9 – Benefit Plans

Stock Plans

The Company had 436.9 million shares reserved for future issuance under its stock plans as of December 27, 2014. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

Rule 10b5-1 Trading Plans

During the three months ended December 27, 2014, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri and Daniel Riccio had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three months ended December 27, 2014, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 27, 2014	103,822	$70.98
RSUs granted	36,294	$101.41
RSUs vested	(16,759)	$64.30
RSUs cancelled	(1,815)	$71.49

Balance at December 27, 2014	121,542	$80.98	$13,855

RSUs that vested during the three months ended December 27, 2014 and December 28, 2013 had a fair value of $1.7 billion and $1.1 billion, respectively, as of the vesting date.

Stock Options

The Company had 3.5 million stock options outstanding as of December 27, 2014, with a weighted average exercise price per share of $19.61 and weighted average remaining contractual term of 2.2 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of December 27, 2014 was $330 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The total intrinsic value of options at the time of exercise was $248 million and $559 million for the three months ended December 27, 2014 and December 28, 2013, respectively.

Share-Based Compensation

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 27, 2014 and December 28, 2013 (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Cost of sales	$140	$109
Research and development	374	289
Selling, general and administrative	374	283

Total share-based compensation expense	$888	$681

The income tax benefit related to share-based compensation expense was $351 million and $265 million for the three months ended December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $8.8 billion, which the Company expects to recognize over a weighted-average period of 3.1 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 27, 2014 and December 28, 2013 (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Beginning accrued warranty and related costs	$4,159	$2,967
Cost of warranty claims	(1,044)	(1,064)
Accruals for product warranty	2,080	2,077

Ending accrued warranty and related costs	$5,195	$3,980

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of December 27, 2014 or September 27, 2014.

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of December 27, 2014, the Company had a total of 447 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 27, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $4.8 billion, of which $3.5 billion related to leases for retail space.

Other Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of December 27, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.6 billion.

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $3.9 billion as of December 27, 2014, which were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development (“R&D”), Internet and telecommunications services, energy and other obligations.

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

Note 11 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments.

The Company manages its business primarily on a geographic basis. As the Company continues to expand its business, management believes collaboration across its online, retail and indirect channels is integral to better serving its customers and optimizing its financial results. In the first quarter of 2015, management began reporting business performance and making decisions primarily on a geographic basis, including the results of its retail stores in each respective geographic segment. Accordingly, to align with the way the business is currently managed, the Company’s reportable operating segments now consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Retail is no longer reported as a separate reportable operating segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. Each operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2014 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. In the first quarter of 2015, the Company also began allocating certain costs to its operating segments that were previously included in other corporate expenses, including certain share-based compensation costs. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as R&D, corporate marketing expenses, certain share-based compensation expense, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by operating segment for the three months ended December 27, 2014 and December 28, 2013 (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Americas:
Net sales	$30,566	$24,789
Operating income	$10,701	$8,069

Europe:
Net sales	$17,214	$14,335
Operating income	$5,882	$4,623

Greater China:
Net sales	$16,144	$9,496
Operating income	$6,366	$3,247

Japan:
Net sales	$5,448	$5,045
Operating income	$2,488	$2,330

Rest of Asia Pacific:
Net sales	$5,227	$3,929
Operating income	$1,849	$1,368

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 27, 2014 and December 28, 2013 is as follows (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Segment operating income	$27,286	$19,637
Research and development expense	(1,895)	(1,330)
Other corporate expenses, net	(1,145)	(844)

Total operating income	$24,246	$17,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 27, 2014 (the “2014 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Overview and Highlights

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and OS X® operating systems, iCloud®, Apple Pay™ and a variety of accessory, service and support offerings. In September 2014, the Company announced Apple Watch™, which is expected to be available in early calendar year 2015. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, Mac App Store and iBooks Store™ (collectively “iTunes”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through iTunes, which allows customers to discover and download digital content, iOS and Mac applications, and books through either a Mac or Windows-based computer or through iPhone, iPad and iPod touch® devices (“iOS devices”). The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

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

First Quarter Fiscal 2015 Highlights

Net sales rose 30% or $17.0 billion during the first quarter of 2015 compared to the same quarter in 2014. Net sales and unit sales increased for iPhone and Mac following the launches of new iPhone and Mac models, and net sales of Services increased primarily due to growth from iOS apps sales and licensing. This growth was partially offset by lower net sales and unit sales of iPad and by weakness in most foreign currencies relative to the U.S. dollar. Total net sales increased in each of the Company’s operating segments, with particularly strong growth in Greater China where net sales increased 70% year-over-year.

During the first quarter of 2015, the Company introduced iPad Air® 2, iPad mini™ 3, iMac® with Retina® 5K Display and an updated Mac mini; and released OS X Yosemite.

The Company utilized $5.0 billion to repurchase its common stock and paid dividends of $2.8 billion or $0.47 per common share during the first quarter of 2015. Additionally, the Company issued €2.8 billion of Euro-denominated long-term debt.

Sales Data

In the first quarter of 2015, the Company changed its reportable operating segments and categorization of product-level net sales reporting to align with the way its business is managed and to better reflect its evolving products and services. The following table shows net sales by operating segment and net sales and unit sales by product during the three months ended December 27, 2014 and December 28, 2013 (dollars in millions and units in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net Sales by Operating Segment:
Americas	$30,566	$24,789	23%
Europe	17,214	14,335	20%
Greater China	16,144	9,496	70%
Japan	5,448	5,045	8%
Rest of Asia Pacific	5,227	3,929	33%

Total net sales	$74,599	$57,594	30%

Net Sales by Product:
iPhone (1)	$51,182	$32,498	57%
iPad (1)	8,985	11,468	(22)%
Mac (1)	6,944	6,395	9%
Services (2)	4,799	4,397	9%
Other Products (1)(3)	2,689	2,836	(5)%

Total net sales	$74,599	$57,594	30%

Unit Sales by Product:
iPhone	74,468	51,025	46%
iPad	21,419	26,035	(18)%
Mac	5,519	4,837	14%

(1)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(2)	Includes revenue from iTunes, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of iPod, Apple TV, Beats Electronics and Apple-branded and third-party accessories.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the first quarter of 2015 and 2014 (dollars in millions and units in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$51,182	$32,498	57%
Percentage of total net sales	69%	56%
Unit sales	74,468	51,025	46%

The year-over-year growth in iPhone net sales and unit sales resulted from the launch of new iPhones at the end of 2014 and in the first quarter of 2015; and expanded distribution. Demand for iPhone 6 and 6 Plus was greater than available supply during the first quarter of 2015, and overall iPhone channel inventory decreased slightly from levels at the beginning of the quarter. Overall average selling prices (“ASPs”) for iPhone increased by 8% in the first quarter of 2015 compared to the first quarter of 2014 due to the introduction of iPhone 6 Plus and an increased mix of higher storage capacity iPhones, which was partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.

iPad

The following table presents iPad net sales and unit sales information for the first quarter of 2015 and 2014 (dollars in millions and units in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$8,985	$11,468	(22)%
Percentage of total net sales	12%	20%
Unit sales	21,419	26,035	(18)%

iPad net sales and unit sales declined on a year-over-year basis. The Company believes the decline in sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company’s other products. Additionally, while iPad channel inventory in all of the Company’s operating segments increased from the beginning to the end of the quarter to support new product introductions and seasonal demand, it was less than the increase in iPad channel inventory during the first quarter of 2014. iPad ASPs declined by 5% during the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of a shift in mix to lower-priced iPads and the effect of weakness in most foreign currencies relative to the U.S. dollar.

Mac

The following table presents Mac net sales and unit sales information for the first quarter of 2015 and 2014 (dollars in millions and units in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$6,944	$6,395	9%
Percentage of total net sales	9%	11%
Unit sales	5,519	4,837	14%

The year-over-year growth in Mac net sales and unit sales was driven by the launch of new Mac desktops and strong demand for MacBook Air. Mac ASPs declined by 5% during the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of price reductions on Mac portables in the second half of 2014 and the effect of weakness in most foreign currencies relative to the U.S. dollar.

Services

The following table presents net sales information of Services for the first quarter of 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$4,799	$4,397	9%
Percentage of total net sales	6%	8%

The increase in net sales of Services in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to growth from iTunes and licensing. iTunes generated a total of $2.6 billion in net sales during the first quarter of 2015 compared to $2.4 billion during the first quarter of 2014. Growth from iTunes was driven by increases in revenue from iOS app sales reflecting continued growth in the installed base of iOS devices, the expansion in third-party iOS apps available, and increased volume of in-app purchases; partially offset by a 7% year-over-year decrease in net sales of digital media consisting of music, movies, TV shows and books.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. As the Company continues to expand its business, management believes collaboration across its online, retail and indirect channels is integral to better serve its customers and optimize its financial results. In the first quarter of 2015, the Company’s management began reporting business performance and making decisions primarily on a geographic basis, including the results of its retail stores in each respective geographic segment. Accordingly, to align with the way the business is currently managed, the Company’s reportable operating segments now consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Retail is no longer reported as a separate reportable operating segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 11, “Segment Information and Geographic Data.”

Americas

The following table presents Americas net sales information for the first quarter of 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$30,566	$24,789	23%
Percentage of total net sales	41%	43%

The year-over-year increase in Americas net sales was driven primarily by growth in net sales and unit sales of iPhone and Mac, partially offset by a decline in net sales and unit sales of iPad and a stronger U.S. dollar, particularly relative to Latin American currencies. Net sales from Services in the Americas increased due to continued strong sales of iOS apps, partially offset by lower digital media sales.

Europe

The following table presents Europe net sales information for the first quarter of 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$17,214	$14,335	20%
Percentage of total net sales	23%	25%

The increase in Europe net sales during the first quarter of 2015 compared to the first quarter of 2014 primarily reflects strong growth in net sales and unit sales in iPhone and Mac, partially offset by a decline in net sales and unit sales of iPad and weaker European currencies relative to the U.S. dollar. iPhone channel inventory declined from the end of 2014 as demand for new iPhones was greater than available supply.

Greater China

The following table presents Greater China net sales information for the first quarter of 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$16,144	$9,496	70%
Percentage of total net sales	22%	16%

During the first quarter of 2015, Greater China experienced a year-over-year increase in net sales significantly higher than those experienced by the Company overall. iPhone and Mac net sales and unit sales grew strongly following the launch of new iPhone models and Mac desktops in Greater China. The addition of a significant new carrier in the second quarter of 2014 also contributed to the higher year-over-year iPhone net sales and unit sales growth. Additionally, Greater China experienced strong growth in net sales from Services primarily due to increased sales of iOS apps. This growth was partially offset by a decline in net sales and unit sales of iPad.

Japan

The following table presents Japan net sales information for the first quarter of 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$5,448	$5,045	8%
Percentage of total net sales	7%	9%

The increase in Japan net sales during the first quarter of 2015 compared to the first quarter of 2014 reflects higher net sales and unit sales of iPhone and iPad following the Company’s recent product launches, partially offset by lower net sales and unit sales of Mac and a significant adverse impact from weakness in the Japanese Yen relative to the U.S. dollar. iPad net sales and unit sales increased in Japan primarily due to the introduction of new iPad models and strong cellular network carrier performance. The increase in Japan net sales was also driven by strong growth in Services primarily due to higher sales of iOS apps.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the first quarter of 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Net sales	$5,227	$3,929	33%
Percentage of total net sales	7%	7%

The increase in Rest of Asia Pacific net sales during the first quarter of 2015 compared to the first quarter of 2014 primarily reflects strong growth in net sales and unit sales in iPhone and Mac, partially offset by a decline in net sales and unit sales of iPad and weaker foreign currencies relative to the U.S. dollar. iPhone channel inventory increased sequentially during the quarter to support recent product launches and seasonal demand.

Gross Margin

Gross margin for the first quarter of 2015 and 2014 was as follows (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	$74,599	$57,594
Cost of sales	44,858	35,748

Gross margin	$29,741	$21,846

Gross margin percentage	39.9%	37.9%

The increase in the gross margin percentage during the first quarter of 2015 compared to the first quarter of 2014 was driven by multiple factors including a favorable shift in mix to products with higher margins, improved leverage on fixed costs from higher net sales and lower commodity costs for some components, which was partially offset by higher cost structures on new products and the weakness in most foreign currencies relative to the U.S. dollar.

The Company anticipates gross margin during the second quarter of 2015 to be between 38.5% and 39.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the second quarter of 2015 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the first quarter of 2015 and 2014 were as follows (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Research and development	$1,895	$1,330	42%
Percentage of total net sales	2.5%	2.3%

Selling, general and administrative	$3,600	$3,053	18%
Percentage of total net sales	4.8%	5.3%

Total operating expenses	$5,495	$4,383	25%
Percentage of total net sales	7.4%	7.6%

Research and Development

The growth in R&D expense during the first quarter of 2015 compared to the first quarter of 2014 was driven primarily by an increase in headcount and related expenses, including share-based compensation costs, and machinery and equipment to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative

The growth in selling, general and administrative expense during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to increased headcount and related expenses, including share-based compensation costs; higher spending on marketing and advertising; and the Company’s continued expansion of its retail stores.

Other Income/(Expense), Net

Other income/(expense), net for the first quarter of 2015 and 2014 was as follows (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Interest and dividend income	$654	$427
Interest expense	(131)	(84)
Other expense, net	(353)	(97)

Total other income/(expense), net	$170	$246	(31)%

The decrease in other income/(expense), net during the first quarter of 2015 compared to the first quarter of 2014 was due primarily to higher expenses associated with foreign exchange rate movements, higher premium expenses on foreign exchange contracts and higher interest expense on debt, partially offset by higher interest income. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.41% and 1.03% in the first quarter of 2015 and 2014, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the first quarter of 2015 and 2014 were as follows (dollars in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Provision for income taxes	$6,392	$4,637
Effective tax rate	26.2%	26.2%

The Company’s effective tax rates for the first quarter of 2015 and 2014 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. Additionally, the passage of the Tax Increase Prevention Act of 2014, which temporarily reinstated the research tax credit, reduced the effective tax rate for the first quarter of 2015.

The U.S. Internal Revenue Service is currently examining the years 2010 through 2012. In addition, the Company is subject to audits by state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and during the three months ended December 27, 2014 and September 27, 2014 (in millions):

	December 27, 2014	September 27, 2014
Cash, cash equivalents and marketable securities	$177,955	$155,239
Property, plant and equipment, net	$20,392	$20,624
Long-term debt	$32,504	$28,987
Commercial paper	$3,899	$6,308
Working capital	$9,792	$5,083

	Three Months Ended
	December 27, 2014	December 28, 2013
Cash generated by operating activities	$33,722	$22,670
Cash used in investing activities	$(21,165)	$(15,103)
Cash used in financing activities	$(6,923)	$(7,749)

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

As of December 27, 2014 and September 27, 2014, $157.8 billion and $137.1 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the three months ended December 27, 2014, cash generated from operating activities of $33.7 billion was a result of $18.0 billion of net income, non-cash adjustments to net income of $5.7 billion and an increase in the net change in operating assets and liabilities of $10.0 billion. Cash used in investing activities of $21.2 billion during the three months ended December 27, 2014 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $17.9 billion and cash used to acquire property, plant and equipment of $3.2 billion. Cash used in financing activities of $6.9 billion during the three months ended December 27, 2014 consisted primarily of cash used to repurchase common stock of $5.0 billion, cash used to pay dividends and dividend equivalents of $2.8 billion and cash used for repayments of commercial paper, net of proceeds, of $2.4 billion, partially offset by proceeds from the issuance of long-term debt of $3.5 billion.

During the three months ended December 28, 2013, cash generated from operating activities of $22.7 billion was a result of $13.1 billion of net income, non-cash adjustments to net income of $4.1 billion and an increase in the net change in operating assets and liabilities of $5.5 billion. Cash used in investing activities of $15.1 billion during the three months ended December 28, 2013 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $12.5 billion and cash used to acquire property, plant and equipment of $2.0 billion. Cash used in financing activities of $7.7 billion during the three months ended December 28, 2013 consisted primarily of cash used to repurchase common stock of $5.0 billion and cash used to pay dividends and dividend equivalents of $2.8 billion.

Capital Assets

The Company’s capital expenditures were $2.1 billion during the first quarter of 2015. The Company anticipates utilizing approximately $13.0 billion for capital expenditures during 2015, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt

In April 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 27, 2014, the Company had $3.9 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.11% and maturities generally less than nine months.

As of December 27, 2014, the Company has issued floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $32.4 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes. In the first quarter of 2015, the Company issued €2.8 billion of Euro-denominated long-term debt. To manage foreign currency risk associated with this issuance, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the Euro-denominated notes to U.S. dollar-denominated notes.

Capital Return Program

In April 2014, the Company’s Board of Directors increased the share repurchase program authorization from $60 billion to $90 billion of the Company’s common stock, of which $72.9 billion had been utilized as of December 27, 2014. The share repurchase program is expected to be completed by the end of December 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through December 2014 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q1 2015	$2,801	$0	$5,000	$512	$8,313
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$26,979	$34,950	$38,000	$2,808	$102,737

In November 2014, the Company paid cash dividends of $0.47 per common share, totaling $2.8 billion. The Company plans to increase its dividend on an annual basis subject to declaration by the Board of Directors.

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

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of December 27, 2014, the Company had a total of 447 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 27, 2014, the Company’s total future minimum lease payments under noncancelable operating leases were $4.8 billion, of which $3.5 billion related to leases for retail space.

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of December 27, 2014, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.6 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $3.9 billion as of December 27, 2014, that were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, R&D, Internet and telecommunications services, energy and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 27, 2014, the Company had non-current deferred tax liabilities of $23.4 billion. Additionally, as of December 27, 2014, the Company had gross unrecognized tax benefits of $4.4 billion and an additional $821 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of December 27, 2014 or September 27, 2014.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2014 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, accessories, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. For payment terms in excess of the Company’s standard payment terms, revenue is recognized as payments become due unless the Company has positive evidence that the sales price is fixed or determinable, such as a successful history of collection, without concession, on comparable arrangements. The Company recognizes revenue from the sale of hardware products, software bundled with hardware that is essential to the functionality of the hardware and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 10, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the first quarter of 2015, the Company issued €2.8 billion of Euro-denominated long-term debt. To manage foreign currency risk associated with this issuance, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the Euro-denominated notes to U.S. dollar-denominated notes. Notwithstanding the resulting foreign currency risk applicable to the long-term debt, there have been no material changes to the Company’s market risk during the first quarter of 2015. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2014 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 27, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.)

These related cases were filed on January 3, 2005 and July 21, 2006 in the United States District Court for the Northern District of California on behalf of a purported class of direct purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. After a three week trial in December 2014, the jury returned a verdict in favor of the Company and, on January 5, 2015, the District Court entered judgment in favor of the Company, dismissing all claims against it with prejudice.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2014 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

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

The Company and other participants in the markets for mobile communication and media devices and personal computers also compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected for any number of reasons, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. The supply of components for a new or existing product could be delayed or constrained, or a key manufacturing vendor could delay shipments of completed products to the Company.

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

The Company has invested in manufacturing process equipment, much of which is held at certain of its outsourcing partners, and has made prepayments to certain of its suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if these outsourcing partners or suppliers experience severe financial problems or other disruptions in their business, such continued supply could be reduced or terminated and the net realizable value of these assets could be negatively impacted.

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

For example, technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase. In particular, the Company’s cellular enabled products compete with products from mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company has significantly increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

The Company’s retail stores have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.

The Company’s retail stores have required substantial investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high cost structure associated with the Company’s retail stores, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs.

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

The Company’s stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company believes its stock price reflects expectations of future growth and profitability. The Company also believes its stock price reflects expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 27, 2014, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland. For example, in June 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Ireland with regard to the corporate income tax to be paid by two of the Company’s Irish subsidiaries comply with European Union rules on state aid. If the European Commission were to take a final decision against Ireland, it could require Ireland to recover from the Company past taxes reflective of the disallowed state aid.

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

Share repurchase activity during the three months ended December 27, 2014 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2014 to November 1, 2014:
Open market and privately negotiated purchases	16,246	$104.02	16,246

November 2, 2014 to November 29, 2014:
August 2014 ASR	6,500 (2)	(2)	6,500 (2)
Open market and privately negotiated purchases	24,664	$112.31	24,664

November 30, 2014 to December 27, 2014:
August 2014 ASR	1,850 (2)	(2)	1,850 (2)
Open market and privately negotiated purchases	4,794	$112.64	4,794

Total	54,054			$17,050

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013 and to $90 billion in April 2014. As of December 27, 2014, $72.9 billion of the $90 billion had been utilized. The remaining $17.1 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 27, 2014. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

In August 2014, the Company entered into a new accelerated share repurchase arrangement (“ASR”) to purchase up to $9.0 billion of the Company’s common stock. In exchange for up-front payments totaling $9.0 billion, the financial institutions committed to deliver shares during the ASR’s purchase period, which will end in or before February 2015. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. During the first quarter of 2015, 8.3 million net shares were delivered and retired under the August 2014 ASR, and the final number of shares to be delivered will be determined at the conclusion of the purchase period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective January 26, 2015, the Company appointed Chris Kondo, the Company’s Senior Director of Corporate Accounting, to the role of Principal Accounting Officer, replacing Luca Maestri in such role effective as of the same date. Mr. Kondo, age 48, joined the Company in January 2010 and has previously served as the Company’s Director of Technical Accounting. Prior to joining the Company, Mr. Kondo was an audit partner with KPMG LLP.

With respect to the disclosure required pursuant to Item 401(d) of Regulation S-K, there are no family relationships between Mr. Kondo and any director or executive officer of the Company. With respect to Item 404(a) of Regulation S-K, there are no transactions between Mr. Kondo and the Company that would be required to be disclosed.

Item 6.	Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14

4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.00% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14

10.1*	Amended Employee Stock Purchase Plan, effective as of March 8, 2010.	10-Q	10.1	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.8*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.11	9/27/14

10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.12	9/27/14

10.13*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.14*, **	Offer Letter, dated August 1, 2013, from the Registrant to Angela Ahrendts.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 28, 2015	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer