Form 10-Q
period 2015-03-28
APPLE INC
filed 2015-04-28
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

Yes  ☐    No  ☒

5,761,030,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of April 10, 2015

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended March 28, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$58,010	$45,646	$132,609	$103,240
Cost of sales	34,354	27,699	79,212	63,447

Gross margin	23,656	17,947	53,397	39,793

Operating expenses:
Research and development	1,918	1,422	3,813	2,752
Selling, general and administrative	3,460	2,932	7,060	5,985

Total operating expenses	5,378	4,354	10,873	8,737

Operating income	18,278	13,593	42,524	31,056
Other income/(expense), net	286	225	456	471

Income before provision for income taxes	18,564	13,818	42,980	31,527

Provision for income taxes	4,995	3,595	11,387	8,232

Net income	$13,569	$10,223	$31,593	$23,295

Earnings per share:
Basic	$2.34	$1.67	$5.43	$3.76
Diluted	$2.33	$1.66	$5.39	$3.74

Shares used in computing earnings per share:
Basic	5,793,799	6,123,302	5,818,441	6,197,903
Diluted	5,834,858	6,156,699	5,858,330	6,233,430

Cash dividends declared per share	$0.47	$0.44	$0.94	$0.88

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income	$13,569	$10,223	$31,593	$23,295

Other comprehensive income:
Change in foreign currency translation, net of tax	(180)	(19)	(246)	(86)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	1,037	(109)	3,019	104
Adjustment for net (gains)/losses realized and included in net income, net of tax	(739)	(13)	(1,304)	59

Total change in unrealized gains/losses on derivative instruments, net of tax	298	(122)	1,715	163

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	593	235	137	193
Adjustment for net (gains)/losses realized and included in net income, net of tax	36	(39)	22	(50)

Total change in unrealized gains/losses on marketable securities, net of tax	629	196	159	143

Total other comprehensive income	747	55	1,628	220

Total comprehensive income	$14,316	$10,278	$33,221	$23,515

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands and par value)

	March 28, 2015	September 27, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$14,489	$13,844
Short-term marketable securities	18,607	11,233
Accounts receivable, less allowances of $83 and $86, respectively	10,905	17,460
Inventories	2,396	2,111
Deferred tax assets	5,141	4,318
Vendor non-trade receivables	7,259	9,759
Other current assets	9,094	9,806

Total current assets	67,891	68,531

Long-term marketable securities	160,443	130,162
Property, plant and equipment, net	20,151	20,624
Goodwill	4,711	4,616
Acquired intangible assets, net	4,061	4,142
Other assets	3,937	3,764

Total assets	$261,194	$231,839

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$23,159	$30,196
Accrued expenses	22,827	18,453
Deferred revenue	8,944	8,491
Commercial paper	3,799	6,308

Total current liabilities	58,729	63,448

Deferred revenue – non-current	3,571	3,031
Long-term debt	40,072	28,987
Other non-current liabilities	29,816	24,826

Total liabilities	132,188	120,292

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,762,278 and 5,866,161 shares issued and outstanding, respectively	25,376	23,313
Retained earnings	100,920	87,152
Accumulated other comprehensive income	2,710	1,082

Total shareholders’ equity	129,006	111,547

Total liabilities and shareholders’ equity	$261,194	$231,839

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended
	March 28, 2015	March 29, 2014
Cash and cash equivalents, beginning of the period	$13,844	$14,259

Operating activities:
Net income	31,593	23,295
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,054	4,031
Share-based compensation expense	1,815	1,377
Deferred income tax expense	1,879	2,059
Changes in operating assets and liabilities:
Accounts receivable, net	6,555	3,401
Inventories	(285)	(65)
Vendor non-trade receivables	2,500	1,419
Other current and non-current assets	2,448	14
Accounts payable	(5,428)	(2,375)
Deferred revenue	993	1,414
Other current and non-current liabilities	5,679	1,638

Cash generated by operating activities	52,803	36,208

Investing activities:
Purchases of marketable securities	(92,523)	(90,360)
Proceeds from maturities of marketable securities	5,871	10,869
Proceeds from sales of marketable securities	48,924	80,241
Payments made in connection with business acquisitions, net	(115)	(559)
Payments for acquisition of property, plant and equipment	(5,586)	(3,367)
Payments for acquisition of intangible assets	(155)	(163)
Other	88	(23)

Cash used in investing activities	(43,496)	(3,362)

Financing activities:
Proceeds from issuance of common stock	309	341
Excess tax benefits from equity awards	357	363
Taxes paid related to net share settlement of equity awards	(608)	(430)
Dividends and dividend equivalents paid	(5,544)	(5,430)
Repurchase of common stock	(12,000)	(23,000)
Proceeds from issuance of long-term debt, net	11,332	0
Repayments of commercial paper, net	(2,508)	0

Cash used in financing activities	(8,662)	(28,156)

Increase in cash and cash equivalents	645	4,690

Cash and cash equivalents, end of the period	$14,489	$18,949

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,058	$5,369
Cash paid for interest	$220	$161

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 27, 2014, included in its Annual Report on Form 10-K as updated by the Company’s Current Report on Form 8-K dated January 28, 2015 (hereinafter, the “2014 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. The Company’s fiscal years 2015 and 2014 each include 52 weeks. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.

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

The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Numerator:
Net income	$13,569	$10,223	$31,593	$23,295

Denominator:
Weighted-average shares outstanding	5,793,799	6,123,302	5,818,441	6,197,903
Effect of dilutive securities	41,059	33,397	39,889	35,527

Weighted-average diluted shares	5,834,858	6,156,699	5,858,330	6,233,430

Basic earnings per share	$2.34	$1.67	$5.43	$3.76
Diluted earnings per share	$2.33	$1.66	$5.39	$3.74

Potentially dilutive securities, whose effect would have been antidilutive, were not significant for the three- and six-month periods ended March 28, 2015 and the three- and six-month periods ended March 29, 2014. The Company excluded these securities from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of March 28, 2015 and September 27, 2014 (in millions):

	March 28, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$9,879	$0	$0	$9,879	$9,879	$0	$0

Level 1 (1):
Money market funds	1,457	0	0	1,457	1,457	0	0
Mutual funds	2,384	0	(126)	2,258	0	2,258	0

Subtotal	3,841	0	(126)	3,715	1,457	2,258	0

Level 2 (2):
U.S. Treasury securities	42,854	145	(12)	42,987	0	1,791	41,196
U.S. agency securities	6,901	11	(2)	6,910	585	1,056	5,269
Non-U.S. government securities	7,114	86	(80)	7,120	41	271	6,808
Certificates of deposit and time deposits	3,473	0	0	3,473	1,163	1,252	1,058
Commercial paper	2,956	0	0	2,956	1,364	1,592	0
Corporate securities	100,658	427	(370)	100,715	0	10,325	90,390
Municipal securities	942	5	(1)	946	0	24	922
Mortgage- and asset-backed securities	14,782	75	(19)	14,838	0	38	14,800

Subtotal	179,680	749	(484)	179,945	3,153	16,349	160,443

Total	$193,400	$749	$(610)	$193,539	$14,489	$18,607	$160,443

	September 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$10,232	$0	$0	$10,232	$10,232	$0	$0

Level 1 (1):
Money market funds	1,546	0	0	1,546	1,546	0	0
Mutual funds	2,531	1	(132)	2,400	0	2,400	0

Subtotal	4,077	1	(132)	3,946	1,546	2,400	0

Level 2 (2):
U.S. Treasury securities	23,140	15	(9)	23,146	12	607	22,527
U.S. agency securities	7,373	3	(11)	7,365	652	157	6,556
Non-U.S. government securities	6,925	69	(69)	6,925	0	204	6,721
Certificates of deposit and time deposits	3,832	0	0	3,832	1,230	1,233	1,369
Commercial paper	475	0	0	475	166	309	0
Corporate securities	85,431	296	(241)	85,486	6	6,298	79,182
Municipal securities	940	8	0	948	0	0	948
Mortgage- and asset-backed securities	12,907	26	(49)	12,884	0	25	12,859

Subtotal	141,023	417	(379)	141,061	2,066	8,833	130,162

Total	$155,332	$418	$(511)	$155,239	$13,844	$11,233	$130,162

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three- and six-month periods ended March 28, 2015 and March 29, 2014. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of March 28, 2015 and September 27, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

During the three- and six-month periods ended March 28, 2015 and March 29, 2014, the Company did not recognize any significant impairment charges. As of March 28, 2015, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of March 28, 2015 are expected to be recognized within 12 years.

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

The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in other income/(expense), net. These amounts were not significant during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income/(expense), net. Any subsequent changes in fair value of such derivative instruments are reflected in other income/(expense), net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

Net Investment Hedges

The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a part of the cumulative translation adjustment. The ineffective portions and amounts excluded from the effectiveness testing of net investment hedges are recognized in other income/(expense), net. These amounts were not significant during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

Fair Value Hedges

Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item. The ineffective portions and amounts excluded from the effectiveness testing of fair value hedges recognized were not significant during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

Non-Designated Derivatives

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The net gains and losses recognized for foreign currency forward and option contracts not designated as hedging instruments were not significant during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 28, 2015 and September 27, 2014 (in millions):

	March 28, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$3,045	$86	$3,131
Interest rate contracts	$329	$0	$329

Derivative liabilities (2):
Foreign exchange contracts	$27	$91	$118
Interest rate contracts	$458	$0	$458

	September 27, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,332	$222	$1,554
Interest rate contracts	$81	$0	$81

Derivative liabilities (2):
Foreign exchange contracts	$41	$40	$81

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax gains and losses of the Company’s derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,591	$(121)	$4,176	$143
Interest rate contracts	(429)	(27)	(517)	(6)

Total	$1,162	$(148)	$3,659	$137

Net investment hedges:
Foreign exchange contracts	$(6)	$(19)	$112	$5

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,166	$22	$1,928	$(52)
Interest rate contracts	(353)	(4)	(452)	(8)

Total	$813	$18	$1,476	$(60)

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$122	$0	$239	$0

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$(122)	$0	$(239)	$0

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 28, 2015 and September 27, 2014 (in millions):

	March 28, 2015		September 27, 2014
	Notional Amount	Credit Risk Amounts	Notional Amount	Credit Risk Amounts
Instruments designated as accounting hedges:
Foreign exchange contracts	$37,855	$3,045	$42,945	$1,333
Interest rate contracts	$18,013	$329	$12,000	$89

Instruments not designated as accounting hedges:
Foreign exchange contracts	$27,486	$86	$38,510	$222

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of March 28, 2015 and September 27, 2014, the Company received $3.7 billion and $2.1 billion, respectively, of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as other current liabilities within accrued expenses in the Condensed Consolidated Balance Sheets. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of March 28, 2015 and September 27, 2014.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of March 28, 2015 and September 27, 2014, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $3.6 billion and $1.6 billion, respectively, resulting in net derivative liabilities of $859 million and $549 million, respectively.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of March 28, 2015, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 11%. As of September 27, 2014, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 16% and the other 13%. The Company’s cellular network carriers accounted for 63% and 72% of trade receivables as of March 28, 2015 and September 27, 2014, respectively.

Vendor Non-Trade Receivables

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 48%, 18% and 16% of total vendor non-trade receivables as of March 28, 2015 and three of the Company’s vendors accounted for 51%, 16% and 14% of total vendor non-trade receivables as of September 27, 2014.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 28, 2015 and September 27, 2014 (in millions):

Inventories

	March 28, 2015	September 27, 2014
Components	$537	$471
Finished goods	1,859	1,640

Total inventories	$2,396	$2,111

Property, Plant and Equipment, Net

	March 28, 2015	September 27, 2014
Land and buildings	$5,627	$4,863
Machinery, equipment and internal-use software	32,107	29,639
Leasehold improvements	4,726	4,513

Gross property, plant and equipment	42,460	39,015
Accumulated depreciation and amortization	(22,309)	(18,391)

Total property, plant and equipment, net	$20,151	$20,624

Accrued Expenses

	March 28, 2015	September 27, 2014
Accrued warranty and related costs	$5,143	$4,159
Accrued taxes	2,017	1,209
Accrued marketing and selling expenses	1,384	2,321
Accrued compensation and employee benefits	1,254	1,209
Deferred margin on component sales	1,130	1,057
Other current liabilities	11,899	8,498

Total accrued expenses	$22,827	$18,453

Other Non-Current Liabilities

	March 28, 2015	September 27, 2014
Deferred tax liabilities	$23,825	$20,259
Other non-current liabilities	5,991	4,567

Total other non-current liabilities	$29,816	$24,826

Other Income/(Expense), Net

The following table shows the detail of other income/(expense), net for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest and dividend income	$675	$410	$1,329	$837
Interest expense	(163)	(85)	(294)	(169)
Other expense, net	(226)	(100)	(579)	(197)

Total other income/(expense), net	$286	$225	$456	$471

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of March 28, 2015 and September 27, 2014 (in millions):

	March 28, 2015			September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,672	$(3,711)	$3,961	$7,127	$(3,085)	$4,042
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$7,772	$(3,711)	$4,061	$7,227	$(3,085)	$4,142

Note 5 – Income Taxes

As of March 28, 2015, the Company recorded gross unrecognized tax benefits of $4.6 billion, of which $1.6 billion, if recognized, would affect the Company’s effective tax rate. As of September 27, 2014, the total amount of gross unrecognized tax benefits was $4.0 billion, of which $1.4 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $844 million and $630 million of gross interest and penalties accrued as of March 28, 2015 and September 27, 2014, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of March 28, 2015 the Company is unable to estimate the impact.

Note 6 – Debt

Commercial Paper

In 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 28, 2015 and September 27, 2014, the Company had $3.8 billion and $6.3 billion of Commercial Paper outstanding, respectively, with a weighted-average interest rate of 0.10% and 0.12%, respectively, and maturities generally less than nine months.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 28, 2015 (in millions):

Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$985

Maturities greater than 90 days:
Proceeds from commercial paper	547
Repayments of commercial paper	(4,040)

Maturities greater than 90 days, net	(3,493)

Total repayments of commercial paper, net	$(2,508)

Long-Term Debt

As of March 28, 2015, the Company has outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $39.9 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the domestic floating-rate notes, semi-annually for the domestic fixed-rate notes and annually for the foreign fixed-rate notes. The following table provides a summary of the Company’s long-term debt as of March 28, 2015 and September 27, 2014:

	March 28, 2015		September 27, 2014
	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Floating-rate notes due 2016 (1)	$1,000	0.51%	$1,000	0.51%
Floating-rate notes due 2017 (2)	1,000	0.33%	1,000	0.31%
Floating-rate notes due 2018 (1)	2,000	1.10%	2,000	1.10%
Floating-rate notes due 2019 (2)	1,000	0.56%	1,000	0.54%
Floating-rate notes due 2020 (3)	500	0.51%	0	0
Fixed-rate 0.45% notes due 2016 (1)	1,500	0.51%	1,500	0.51%
Fixed-rate 1.05% notes due 2017 (2)	1,500	0.32%	1,500	0.30%
Fixed-rate 1.00% notes due 2018 (1)	4,000	1.08%	4,000	1.08%
Fixed-rate 2.10% notes due 2019 (2)	2,000	0.55%	2,000	0.53%
Fixed-rate 1.55% notes due 2020 (3)	1,250	0.50%	0	0
Fixed-rate 2.85% notes due 2021 (2)	3,000	0.81%	3,000	0.79%
Fixed-rate 2.15% notes due 2022 (3)	1,250	0.82%	0	0
Fixed-rate 1.00% Euro-denominated notes due 2022 (4)	1,534	2.94%	0	0
Fixed-rate 2.40% notes due 2023 (1)	5,500	2.44%	5,500	2.44%
Fixed-rate 3.45% notes due 2024 (2)	2,500	0.92%	2,500	0.90%
Fixed-rate 0.38% Swiss Franc-denominated notes due 2024 (5)	915	0.28%	0	0
Fixed-rate 2.50% notes due 2025 (3)	1,500	2.60%	0	0
Fixed-rate 1.63% Euro-denominated notes due 2026 (4)	1,534	3.45%	0	0
Fixed-rate 0.75% Swiss Franc-denominated notes due 2030 (5)	392	0.74%	0	0
Fixed-rate 3.85% notes due 2043 (1)	3,000	3.91%	3,000	3.91%
Fixed-rate 4.45% notes due 2044 (2)	1,000	4.48%	1,000	4.48%
Fixed-rate 3.45% notes due 2045 (3)	2,000	3.58%	0	0

Total borrowings	39,875		29,000

Unamortized discount	(80)		(52)
Hedge accounting fair value adjustments	277		39

Total long-term debt	$40,072		$28,987

(1)	Tranche relates to the $17.0 billion debt issuance in the third quarter of 2013.

(2)	Tranche relates to the $12.0 billion debt issuance in the third quarter of 2014.

(3)	Tranche relates to the $6.5 billion debt issuance in the second quarter of 2015.

(4)	Tranche relates to Euro-denominated debt issuance of €2.8 billion in the first quarter of 2015.

(5)	Tranche relates to Swiss Franc-denominated debt issuance of SFr1.3 billion in the second quarter of 2015.

During the first six months of 2015, the Company issued €2.8 billion of Euro-denominated notes, $6.5 billion of U.S. dollar-denominated notes and SFr1.3 billion of Swiss Franc-denominated notes. To manage foreign currency risk associated with the Euro-denominated notes, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the Euro-denominated notes to U.S. dollar-denominated notes. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes maturing in 2020 and 2022, the Company entered into interest rate swaps with an aggregate notional amount of $2.5 billion, which effectively converted the fixed interest rates on these notes to a floating interest rate. For further discussion regarding the Company’s use of derivative instruments to manage interest rate and foreign currency risk, see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $161 million and $289 million of interest expense on its long-term debt for the three- and six-month periods ended March 28, 2015, respectively. The Company recognized $84 million and $168 million of interest expense on its long-term debt for the three- and six-month periods ended March 29, 2014, respectively.

Future principal payments for the Company’s Notes as of March 28, 2015 are as follows (in millions):

2015	$0
2016	2,500
2017	2,500
2018	6,000
2019	3,000
Thereafter	25,875

Total future principal payments	$39,875

As of March 28, 2015 and September 27, 2014, the fair value of the Company’s Notes, based on Level 2 inputs, was $40.2 billion and $28.5 billion, respectively.

Note 7 – Shareholders’ Equity

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2015:
Second quarter	$0.47	$2,734
First quarter	0.47	2,750

Total cash dividends declared and paid	$0.94	$5,484

2014:
Fourth quarter	$0.47	$2,807
Third quarter	0.47	2,830
Second quarter	0.44	2,655
First quarter	0.44	2,739

Total cash dividends declared and paid	$1.82	$11,031

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In 2014, the Company’s Board of Directors increased the share repurchase authorization to $90 billion of the Company’s common stock, of which $80.0 billion had been utilized as of March 28, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The following table shows the Company’s ASR activity and related information during the six months ended March 28, 2015 and the year ended September 27, 2014:

	Purchase Period End Date	Number of Shares (in thousands)	Average Repurchase Price Per Share	ASR Amount (in millions)
August 2014 ASR	February 2015	81,525 (1)	$110.40	$9,000
January 2014 ASR	December 2014	134,247	$89.39	$12,000
April 2013 ASR	March 2014	172,548	$69.55	$12,000

(1)

Includes 59.9 million shares delivered and retired at the beginning of the purchase period, which began in the fourth quarter of 2014, 8.3 million net shares delivered and retired in the first quarter of 2015 and 13.3 million shares delivered and retired at the end of the purchase period, which concluded in the second quarter of 2015.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2015:
Second quarter	56,400	$124.11	$7,000
First quarter	45,704	$109.40	5,000

Total open market common stock repurchases	102,104		$12,000

2014:
Fourth quarter	81,255	$98.46	$8,000
Third quarter	58,661	$85.23	5,000
Second quarter	79,749	$75.24	6,000
First quarter	66,847	$74.79	5,000

Total open market common stock repurchases	286,512		$24,000

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

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Item	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(558)	$119	$(1,007)	$303
	Cost of sales	(608)	(141)	(921)	(251)
	Other income/(expense), net	(1)	4	(1)	14
Interest rate contracts	Other income/(expense), net	353	4	452	8

		(814)	(14)	(1,477)	74

Unrealized (gains)/losses on marketable securities	Other income/(expense), net	56	(60)	34	(77)

Total amounts reclassified from AOCI		$(758)	$(74)	$(1,443)	$(3)

The following table shows the changes in AOCI by component for the six months ended March 28, 2015 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 27, 2014	$(242)	$1,364	$(40)	$1,082

Other comprehensive income/(loss) before reclassifications	(365)	3,548	200	3,383
Amounts reclassified from AOCI	0	(1,477)	34	(1,443)
Tax effect	119	(356)	(75)	(312)

Other comprehensive income/(loss)	(246)	1,715	159	1,628

Balance at March 28, 2015	$(488)	$3,079	$119	$2,710

Note 9 – Benefit Plans

Stock Plans

The Company had 436.6 million shares reserved for future issuance under its stock plans as of March 28, 2015. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

Rule 10b5-1 Trading Plans

During the three months ended March 28, 2015, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri and Daniel Riccio had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the six months ended March 28, 2015 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 27, 2014	103,822	$70.98
RSUs granted	38,445	$102.36
RSUs vested	(19,423)	$65.24
RSUs cancelled	(2,980)	$75.15

Balance at March 28, 2015	119,864	$81.87	$14,773

RSUs that vested during the three- and six-month periods ended March 28, 2015 had fair values of $317 million and $2.0 billion, respectively, as of the vesting date. RSUs that vested during the three- and six-month periods ended March 29, 2014 had fair values of $198 million and $1.3 billion, respectively, as of the vesting date.

Stock Options

The Company had 2.3 million stock options outstanding as of March 28, 2015, with a weighted-average exercise price per share of $18.15 and weighted-average remaining contractual term of 2.6 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of March 28, 2015 was $239 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The total intrinsic value of options at the time of exercise was $119 million and $367 million for the three- and six-month periods ended March 28, 2015, respectively, and $148 million and $707 million for the three- and six-month periods ended March 29, 2014, respectively.

Share-Based Compensation

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cost of sales	$142	$110	$282	$219
Research and development	384	300	758	589
Selling, general and administrative	401	286	775	569

Total share-based compensation expense	$927	$696	$1,815	$1,377

The income tax benefit related to share-based compensation expense was $311 million and $662 million for the three- and six-month periods ended March 28, 2015, respectively, and was $230 million and $495 million for the three- and six-month periods ended March 29, 2014, respectively. As of March 28, 2015, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $8.1 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Beginning accrued warranty and related costs	$5,195	$3,980	$4,159	$2,967
Cost of warranty claims	(1,030)	(865)	(2,074)	(1,929)
Accruals for product warranty	978	1,253	3,058	3,330

Ending accrued warranty and related costs	$5,143	$4,368	$5,143	$4,368

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of March 28, 2015 or September 27, 2014.

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of March 28, 2015, the Company had a total of 453 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 28, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $5.1 billion, of which $3.4 billion related to leases for retail space.

Other Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 28, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $19.0 billion.

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $4.1 billion as of March 28, 2015, which were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development (“R&D”), Internet and telecommunications services, energy and other obligations.

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

Smartflash LLC, et al., v. Apple Inc., et al.

On May 29, 2013, Smartflash LLC and Smartflash Technologies Limited filed an action against the Company in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that the Company infringed certain patents relating to data storage and access systems. On February 24, 2015, a jury returned a verdict against the Company, and awarded damages of approximately $533 million. The Company is challenging the verdict, believes it has valid defenses and has not recorded a loss accrual at this time.

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. Each operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2014 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as R&D, corporate marketing expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by operating segment for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Americas:
Net sales	$21,316	$17,982	$51,882	$42,771
Operating income	$7,186	$6,029	$17,887	$14,098

Europe:
Net sales	$12,204	$10,941	$29,418	$25,276
Operating income	$4,112	$3,605	$9,994	$8,228

Greater China:
Net sales	$16,823	$9,835	$32,967	$19,331
Operating income	$6,714	$3,541	$13,080	$6,788

Japan:
Net sales	$3,457	$4,047	$8,905	$9,092
Operating income	$1,699	$1,832	$4,187	$4,162

Rest of Asia Pacific:
Net sales	$4,210	$2,841	$9,437	$6,770
Operating income	$1,600	$904	$3,449	$2,272

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2015 and March 29, 2014 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Segment operating income	$21,311	$15,911	$48,597	$35,548
Research and development expense	(1,918)	(1,422)	(3,813)	(2,752)
Other corporate expenses, net	(1,115)	(896)	(2,260)	(1,740)

Total operating income	$18,278	$13,593	$42,524	$31,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 27, 2014 (the “2014 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as updated by the Company’s Current Report on Form 8-K dated January 28, 2015, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Overview and Highlights

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and OS X® operating systems, iCloud®, Apple Pay™ and a variety of accessory, service and support offerings. In September 2014, the Company announced Apple Watch™, which began shipping in April 2015. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, Mac App Store, and iBooks Store™ (collectively “iTunes”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through iTunes®, which allows customers to discover and download digital content, iOS and Mac applications, and books through either a Mac or Windows-based computer or through iPhone, iPad and iPod touch® devices (“iOS devices”). The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

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

Second Quarter Fiscal 2015 Highlights

Net sales rose 27% or $12.4 billion during the second quarter of 2015 compared to the same quarter in 2014. Net sales and unit sales increased for iPhone and Mac following the launches of new iPhone and Mac models in the fourth quarter of 2014 and first quarter of 2015, and net sales of Services increased primarily due to growth from iOS app sales. This growth was partially offset by lower net sales and unit sales of iPad and by the effect of weakness in most foreign currencies relative to the U.S. dollar. Total net sales increased in each of the Company’s operating segments except Japan, with particularly strong growth in Greater China and Rest of Asia Pacific, where year-over-year net sales increased 71% and 48%, respectively.

During the second quarter of 2015, the Company introduced updates to MacBook Air® and MacBook Pro® and announced the all-new MacBook®, which began shipping in April 2015.

The Company utilized $7.0 billion to repurchase shares of its common stock and paid dividends of $2.7 billion or $0.47 per share during the second quarter of 2015. Additionally, the Company issued $6.5 billion of U.S. dollar-denominated and SFr1.3 billion of Swiss Franc-denominated long-term debt.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net Sales by Operating Segment:
Americas	$21,316	$17,982	19%	$51,882	$42,771	21%
Europe	12,204	10,941	12%	29,418	25,276	16%
Greater China	16,823	9,835	71%	32,967	19,331	71%
Japan	3,457	4,047	(15)%	8,905	9,092	(2)%
Rest of Asia Pacific	4,210	2,841	48%	9,437	6,770	39%

Total net sales	$58,010	$45,646	27%	$132,609	$103,240	28%

Net Sales by Product:
iPhone (1)	$40,282	$26,064	55%	$91,464	$58,562	56%
iPad (1)	5,428	7,610	(29)%	14,413	19,078	(24)%
Mac (1)	5,615	5,519	2%	12,559	11,914	5%
Services (2)	4,996	4,573	9%	9,795	8,970	9%
Other Products (1)(3)	1,689	1,880	(10)%	4,378	4,716	(7)%

Total net sales	$58,010	$45,646	27%	$132,609	$103,240	28%

Unit Sales by Product:
iPhone	61,170	43,719	40%	135,638	94,744	43%
iPad	12,623	16,350	(23)%	34,042	42,385	(20)%
Mac	4,563	4,136	10%	10,082	8,973	12%

(1)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(2)	Includes revenue from iTunes, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of iPod, Apple TV, Beats Electronics and Apple-branded and third-party accessories.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$40,282	$26,064	55%	$91,464	$58,562	56%
Percentage of total net sales	69%	57%		69%	57%
Unit sales	61,170	43,719	40%	135,638	94,744	43%

The year-over-year growth in iPhone net sales and unit sales in the second quarter and first six months of 2015 resulted from the launch of new iPhones in the fourth quarter of 2014 and first quarter of 2015; and expanded distribution. Overall average selling prices (“ASPs”) for iPhone increased by 10% and 9% in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, due to a shift in mix to iPhone 6 and 6 Plus and an increased mix of higher storage capacity iPhones, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.

iPad

The following table presents iPad net sales and unit sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$5,428	$7,610	(29)%	$14,413	$19,078	(24)%
Percentage of total net sales	9%	17%		11%	18%
Unit sales	12,623	16,350	(23)%	34,042	42,385	(20)%

Net sales and unit sales for iPad declined in the second quarter and first six months of 2015 compared to the same periods in 2014. The Company believes the decline in sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company’s other products. iPad ASPs declined by 8% and 6% during the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, primarily as a result of a shift in mix to lower-priced iPads and the effect of weakness in most foreign currencies relative to the U.S. dollar, partially offset by an increased mix of higher storage capacity iPads.

Mac

The following table presents Mac net sales and unit sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$5,615	$5,519	2%	$12,559	$11,914	5%
Percentage of total net sales	10%	12%		9%	12%
Unit sales	4,563	4,136	10%	10,082	8,973	12%

The year-over-year growth in Mac net sales and unit sales for the second quarter and first six months of 2015 was driven by strong demand for MacBook Air and the launch of new Mac desktops in the first quarter of 2015. Mac ASPs declined by 8% and 6% during the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, primarily as a result of the effect of weakness in most foreign currencies relative to the U.S. dollar, a shift in mix to lower-priced Macs, and price reductions on Mac portables in the second half of 2014.

Services

The following table presents Services net sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$4,996	$4,573	9%	$9,795	$8,970	9%
Percentage of total net sales	9%	10%		7%	9%

The increase in net sales of Services in the second quarter and first six months of 2015 compared to the same periods in 2014 was primarily due to growth from licensing and iTunes, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar. iTunes generated a total of $2.8 billion and $5.4 billion in net sales during the second quarter and first six months of 2015, respectively, compared to $2.6 billion and $5.0 billion during the second quarter and first six months of 2014, respectively. Growth from iTunes was driven primarily by increases in revenue from iOS app sales reflecting continued growth in the installed base of iOS devices, the expansion in third-party iOS apps available, and increased volume of in-app purchases. This growth was partially offset by year-over-year decreases in combined net sales of digital media, consisting of music, movies, TV shows and books, of 4% and 5% in the second quarter and first six months of 2015, respectively.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the location of its customers, to be the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and Asian countries, other than those countries included in the Company’s other operating segments. Each operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 11, “Segment Information and Geographic Data.”

Americas

The following table presents Americas net sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$21,316	$17,982	19%	$51,882	$42,771	21%
Percentage of total net sales	37%	39%		39%	41%

The year-over-year growth in Americas net sales for the second quarter and first six months of 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by a decline in net sales and unit sales of iPad. iPhone channel inventory decreased more in the second quarter and first six months of 2015 than in the prior year periods due to increased customer demand.

Europe

The following table presents Europe net sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$12,204	$10,941	12%	$29,418	$25,276	16%
Percentage of total net sales	21%	24%		22%	24%

The year-over-year increase in Europe net sales for the second quarter and first six months of 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by a decline in net sales and unit sales of iPad and the effect of weakness in European currencies relative to the U.S. dollar. iPhone channel inventory decreased significantly more in the first six months of 2015 than in the prior year period due to increased customer demand.

Greater China

The following table presents Greater China net sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$16,823	$9,835	71%	$32,967	$19,331	71%
Percentage of total net sales	29%	22%		25%	19%

During the second quarter and first six months of 2015, Greater China experienced year-over-year increases in net sales that were significantly higher than those experienced by the Company overall. iPhone net sales and unit sales grew strongly following the launch of new iPhone models in Greater China in the fourth quarter of 2014 and first quarter of 2015. iPhone channel inventory increased more in the second quarter and first six months of 2015 than in the prior year periods in anticipation of increased customer demand.

Japan

The following table presents Japan net sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$3,457	$4,047	(15)%	$8,905	$9,092	(2)%
Percentage of total net sales	6%	9%		7%	9%

The year-over-year decrease in Japan net sales for the second quarter and first six months of 2015 was driven primarily by a significant adverse impact from weakness in the Japanese Yen relative to the U.S. dollar, as well as lower net sales and unit sales of iPhone. iPhone channel inventory decreased during the first six months of 2015.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the three- and six-month periods ended March 28, 2015 and March 29, 2014 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Net sales	$4,210	$2,841	48%	$9,437	$6,770	39%
Percentage of total net sales	7%	6%		7%	7%

The year-over-year increase in Rest of Asia Pacific net sales for the second quarter and first six months of 2015 primarily reflects strong growth in net sales and unit sales of iPhone, partially offset by a decline in net sales and unit sales of iPad and the effect of weakness in foreign currencies relative to the U.S. dollar. iPhone channel inventory increased more in the second quarter and first six months of 2015 than in the prior year periods in anticipation of increased customer demand.

Gross Margin

Gross margin for the three- and six-month periods ended March 28, 2015 and March 29, 2014 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$58,010	$45,646	$132,609	$103,240
Cost of sales	34,354	27,699	79,212	63,447

Gross margin	$23,656	$17,947	$53,397	$39,793

Gross margin percentage	40.8%	39.3%	40.3%	38.5%

The increase in the gross margin percentage during the second quarter and first six months of 2015 compared to the same periods in 2014 was driven primarily by a favorable shift in mix to products with higher margins and, to a lesser extent, by improved leverage on fixed costs from higher net sales. These positive factors were partially offset primarily by higher cost structures on new products and, to a lesser extent, by the effect of weakness in most foreign currencies relative to the U.S. dollar.

The Company anticipates gross margin during the third quarter of 2015 to be between 38.5% and 39.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the third quarter of 2015 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and six-month periods ended March 28, 2015 and March 29, 2014 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Research and development	$1,918	$1,422	$3,813	$2,752
Percentage of total net sales	3.3%	3.1%	2.9%	2.7%

Selling, general and administrative	$3,460	$2,932	$7,060	$5,985
Percentage of total net sales	6.0%	6.4%	5.3%	5.8%

Total operating expenses	$5,378	$4,354	$10,873	$8,737
Percentage of total net sales	9.3%	9.5%	8.2%	8.5%

Research and Development

The growth in R&D expense during the second quarter and first six months of 2015 compared to the same periods in 2014 was driven primarily by an increase in headcount and related expenses, including share-based compensation costs, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.

Selling, General and Administrative

The growth in selling, general and administrative expense during the second quarter and first six months of 2015 compared to the same periods in 2014 was primarily due to increased headcount and related expenses, including share-based compensation costs, and higher spending on marketing and advertising.

Other Income/(Expense), Net

Other income/(expense), net for the three- and six-month periods ended March 28, 2015 and March 29, 2014 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Interest and dividend income	$675	$410		$1,329	$837
Interest expense	(163)	(85)		(294)	(169)
Other expense, net	(226)	(100)		(579)	(197)

Total other income/(expense), net	$286	$225	27%	$456	$471	(3)%

The increase in other income/(expense), net during the second quarter of 2015 compared to the same period in 2014 was due primarily to higher interest income and a gain on strategic investments, partially offset by higher premium expenses on foreign exchange contracts and higher interest expense on debt. The decrease in other income/(expense), net during the first six months of 2015 compared to the same period in 2014 was due primarily to higher premium expense on foreign exchange contracts, higher expenses associated with foreign exchange movements and higher interest expense on debt, partially offset by higher interest income. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.43% and 1.04% in the second quarter of 2015 and 2014, respectively, and 1.42% and 1.03% in the first six months of 2015 and 2014, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three- and six-month periods ended March 28, 2015 and March 29, 2014 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Provision for income taxes	$4,995	$3,595	$11,387	$8,232
Effective tax rate	26.9%	26.0%	26.5%	26.1%

The Company’s effective tax rates for the second quarter and first six months of 2015 and 2014 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the second quarter and first six months of 2015 as compared to the same periods in 2014 is due primarily to a different geographic mix of earnings.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of March 28, 2015 the Company is unable to estimate the impact.

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

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of March 28, 2015 and September 27, 2014 and during the first six months of 2015 and 2014 (in millions):

	March 28, 2015	September 27, 2014
Cash, cash equivalents and marketable securities	$193,539	$155,239
Property, plant and equipment, net	$20,151	$20,624
Long-term debt	$40,072	$28,987
Commercial paper	$3,799	$6,308
Working capital	$9,162	$5,083

	Six Months Ended
	March 28, 2015	March 29, 2014
Cash generated by operating activities	$52,803	$36,208
Cash used in investing activities	$(43,496)	$(3,362)
Cash used in financing activities	$(8,662)	$(28,156)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months. The Company currently anticipates the cash used for future dividends, the share repurchase program and debt repayments will come from its current domestic cash, cash generated from on-going U.S. operating activities and from borrowings.

As of March 28, 2015 and September 27, 2014, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $171.3 billion and $137.1 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the six months ended March 28, 2015, cash generated from operating activities of $52.8 billion was a result of $31.6 billion of net income, non-cash adjustments to net income of $8.7 billion and an increase in the net change in operating assets and liabilities of $12.5 billion. Cash used in investing activities of $43.5 billion during the six months ended March 28, 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $37.7 billion and cash used to acquire property, plant and equipment of $5.6 billion. Cash used in financing activities of $8.7 billion during the six months ended March 28, 2015 consisted primarily of cash used to repurchase common stock of $12.0 billion, cash used to pay dividends and dividend equivalents of $5.5 billion and cash used for repayments of commercial paper, net of $2.5 billion, partially offset by proceeds from the issuance of long-term debt, net of $11.3 billion.

During the six months ended March 29, 2014, cash generated from operating activities of $36.2 billion was a result of $23.3 billion of net income, non-cash adjustments to net income of $7.5 billion and an increase in net change in operating assets and liabilities of $5.4 billion. Cash used in investing activities of $3.4 billion during the six months ended March 29, 2014 consisted primarily of cash used to acquire property, plant and equipment of $3.4 billion. Cash used in financing activities of $28.2 billion during the six months ended March 29, 2014 consisted primarily of cash used to repurchase common stock of $23.0 billion and cash used to pay dividends and dividend equivalents of $5.4 billion.

Capital Assets

The Company’s capital expenditures were $4.1 billion during the first six months of 2015. The Company anticipates utilizing approximately $13.0 billion for capital expenditures during 2015, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt

In 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 28, 2015, the Company had $3.8 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.10% and maturities generally less than nine months.

As of March 28, 2015, the Company has outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $39.9 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes. During the first six months of 2015, the Company issued €2.8 billion of Euro-denominated notes, $6.5 billion of U.S. dollar-denominated notes and SFr1.3 billion of Swiss Franc-denominated notes. To manage foreign currency risk associated with the Euro-denominated notes, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the Euro-denominated notes to U.S. dollar-denominated notes. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes maturing in 2020 and 2022, the Company entered into interest rate swaps with an aggregate notional amount of $2.5 billion, which effectively converted the fixed interest rates on these notes to a floating interest rate.

Capital Return Program

In 2014, the Company’s Board of Directors increased the share repurchase program authorization from $60 billion to $90 billion of the Company’s common stock, which resulted in a total capital return program of over $130 billion. As of March 28, 2015, $80.0 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through March 28, 2015 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q2 2015	$2,743	$0	$7,000	$96	$9,839
Q1 2015	2,801	0	5,000	512	8,313
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$29,722	$34,950	$45,000	$2,904	$112,576

On April 27, 2015, the Company announced that the Board of Directors raised the cash dividend by 11% to $0.52 per share, beginning with the dividend to be paid during the third quarter of 2015. The Company plans to increase its dividend on an annual basis subject to declaration by the Board of Directors.

Additionally, the Company announced on April 27, 2015 that the Board of Directors increased the share repurchase authorization from $90 billion to $140 billion, increasing the total capital return program from $130 billion to $200 billion, which the Company expects to execute by the end of March 2017 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to continue to access the debt markets, both domestically and internationally.

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

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of March 28, 2015, the Company had a total of 453 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 28, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $5.1 billion, of which $3.4 billion related to leases for retail space.

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 28, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $19.0 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $4.1 billion as of March 28, 2015, that were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, R&D, Internet and telecommunications services, energy and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of March 28, 2015, the Company had non-current deferred tax liabilities of $23.8 billion. Additionally, as of March 28, 2015, the Company had gross unrecognized tax benefits of $4.6 billion and an additional $844 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of March 28, 2015 or September 27, 2014.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2014 Form 10-K, as updated by the Company’s Current Report on Form 8-K dated January 28, 2015, describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

During the six months ended March 28, 2015, the Company issued €2.8 billion of Euro-denominated notes, $6.5 billion of U.S. dollar-denominated notes and SFr1.3 billion in Swiss Franc-denominated notes. To manage foreign currency risk associated with the Euro-denominated notes, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the Euro-denominated notes to U.S. dollar-denominated notes. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes maturing in 2020 and 2022, the Company entered into interest rate swaps with an aggregate notional amount of $2.5 billion, which effectively converted the fixed interest rates on these notes to a floating interest rate. Notwithstanding the resulting foreign currency and interest rate risk applicable to these notes, there have been no material changes to the Company’s market risk during the first six months of 2015. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2014 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 28, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2014 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 27, 2014, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

The Company’s operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values and/or other factors. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations as a result of currency fluctuations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence worldwide or regional demand include changes in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. The Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing on its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the global smartphone market. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications and with business models that include content provided to users for free. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

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

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

The Company depends on the performance of distributors, carriers and other resellers.

The Company distributes its products through cellular network carriers, wholesalers, national and regional retailers and value-added resellers, many of whom distribute products from competing manufacturers. The Company also sells its products and third-party products in most of its major markets directly to education, enterprise and government customers and consumers and small and mid-sized businesses through its online and retail stores.

Carriers providing cellular network service for iPhone typically subsidize users’ purchases of the device. There is no assurance that such subsidies will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.

Many resellers have narrow operating margins and have been adversely affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

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

Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. A number of suppliers of components may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components. The effects of global or regional economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases.

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

With respect to iOS devices, the Company relies on the continued availability and development of compelling and innovative software applications, which are distributed through a single distribution channel, the App Store. iOS devices are subject to rapid technological change, and, if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing, maintaining or upgrading software for the Company’s iOS devices rather than its competitors’ platforms, such as Android. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s iOS devices may suffer.

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

The Company’s retail stores have required substantial investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high cost structure associated with the Company’s retail stores, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and severance costs.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of March 28, 2015, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland. For example, in June 2014, the European Commission opened a formal investigation of Ireland to examine whether decisions by the tax authorities with regard to the corporate income tax to be paid by two of the Company’s Irish subsidiaries comply with European Union rules on state aid. If the European Commission were to conclude against Ireland, it could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid, and such amount could be material.

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

Share repurchase activity during the three months ended March 28, 2015 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Q2 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2014 to January 31, 2015:
Open market and privately negotiated purchases	7,969	$112.06	7,969

February 1, 2015 to February 28, 2015:
August 2014 ASR	13,252 (2)	(2)	13,252 (2)
Open market and privately negotiated purchases	43,683	$126.07	43,683

March 1, 2015 to March 28, 2015:
Open market and privately negotiated purchases	4,748	$126.35	4,748

Total	69,652			$10,050

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013 and to $90 billion in April 2014. As of March 28, 2015, $80 billion of the $90 billion had been utilized. The remaining $10 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 28, 2015. Additionally, the Company announced on April 27, 2015 that the Board of Directors increased the share repurchase program authorization from $90 billion to $140 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

In August 2014, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $9.0 billion of the Company’s common stock. In February 2015, the purchase period for this ASR ended and an additional 13.3 million shares were delivered and retired. In total, 81.5 million net shares were delivered under this ASR at an average repurchase price of $110.40.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14

4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.00% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14

4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15

10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.8*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.11	9/27/14

10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.12	9/27/14

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.13*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14

10.14*	Offer Letter, dated August 1, 2013, from the Registrant to Angela Ahrendts.	10-Q	10.14	12/27/14

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)

Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2015	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer