Form 10-Q
period 2015-06-27
APPLE INC
filed 2015-07-22
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

Yes  ☐    No  ☒

5,702,722,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of July 10, 2015

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended June 27, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$49,605	$37,432	$182,214	$140,672
Cost of sales	29,924	22,697	109,136	86,144

Gross margin	19,681	14,735	73,078	54,528

Operating expenses:
Research and development	2,034	1,603	5,847	4,355
Selling, general and administrative	3,564	2,850	10,624	8,835

Total operating expenses	5,598	4,453	16,471	13,190

Operating income	14,083	10,282	56,607	41,338
Other income/(expense), net	390	202	846	673

Income before provision for income taxes	14,473	10,484	57,453	42,011

Provision for income taxes	3,796	2,736	15,183	10,968

Net income	$10,677	$7,748	$42,270	$31,043

Earnings per share:
Basic	$1.86	$1.29	$7.30	$5.06
Diluted	$1.85	$1.28	$7.25	$5.03

Shares used in computing earnings per share:
Basic	5,729,886	6,012,635	5,788,922	6,136,147
Diluted	5,773,099	6,051,711	5,829,920	6,172,857

Cash dividends declared per share	$0.52	$0.47	$1.46	$1.35

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$10,677	$7,748	$42,270	$31,043

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	67	51	(179)	(35)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	(64)	(65)	2,955	39
Adjustment for net (gains)/losses realized and included in net income, net of tax	(1,195)	26	(2,499)	85

Total change in unrealized gains/losses on derivative instruments, net of tax	(1,259)	(39)	456	124

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(423)	357	(286)	550
Adjustment for net (gains)/losses realized and included in net income, net of tax	3	(32)	25	(82)

Total change in unrealized gains/losses on marketable securities, net of tax	(420)	325	(261)	468

Total other comprehensive income/(loss)	(1,612)	337	16	557

Total comprehensive income	$9,065	$8,085	$42,286	$31,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands and par value)

	June 27, 2015	September 27, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$15,319	$13,844
Short-term marketable securities	19,384	11,233
Accounts receivable, less allowances of $83 and $86, respectively	10,370	17,460
Inventories	2,042	2,111
Deferred tax assets	5,010	4,318
Vendor non-trade receivables	9,537	9,759
Other current assets	9,291	9,806

Total current assets	70,953	68,531

Long-term marketable securities	168,145	130,162
Property, plant and equipment, net	21,149	20,624
Goodwill	5,044	4,616
Acquired intangible assets, net	3,779	4,142
Other assets	4,081	3,764

Total assets	$273,151	$231,839

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$26,474	$30,196
Accrued expenses	22,724	18,453
Deferred revenue	9,088	8,491
Commercial paper	4,499	6,308
Current portion of long-term debt	2,500	0

Total current liabilities	65,285	63,448

Deferred revenue, non-current	3,474	3,031
Long-term debt	47,419	28,987
Other non-current liabilities	31,296	24,826

Total liabilities	147,474	120,292

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,705,400 and 5,866,161 shares issued and outstanding, respectively	26,327	23,313
Retained earnings	98,252	87,152
Accumulated other comprehensive income	1,098	1,082

Total shareholders’ equity	125,677	111,547

Total liabilities and shareholders’ equity	$273,151	$231,839

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended
	June 27, 2015	June 28, 2014
Cash and cash equivalents, beginning of the period	$13,844	$14,259

Operating activities:
Net income	42,270	31,043
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,138	5,977
Share-based compensation expense	2,671	2,101
Deferred income tax expense	2,820	3,154
Changes in operating assets and liabilities:
Accounts receivable, net	7,090	2,314
Inventories	69	170
Vendor non-trade receivables	222	1,486
Other current and non-current assets	2,286	931
Accounts payable	(3,263)	(2,531)
Deferred revenue	1,040	1,394
Other current and non-current liabilities	4,448	424

Cash generated by operating activities	67,791	46,463

Investing activities:
Purchases of marketable securities	(137,524)	(160,662)
Proceeds from maturities of marketable securities	9,916	15,111
Proceeds from sales of marketable securities	80,635	126,827
Payments made in connection with business acquisitions, net	(230)	(898)
Payments for acquisition of property, plant and equipment	(7,629)	(5,745)
Payments for acquisition of intangible assets	(201)	(216)
Other	134	7

Cash used in investing activities	(54,899)	(25,576)

Financing activities:
Proceeds from issuance of common stock	324	435
Excess tax benefits from equity awards	684	562
Taxes paid related to net share settlement of equity awards	(1,332)	(839)
Dividends and dividend equivalents paid	(8,597)	(8,297)
Repurchase of common stock	(22,000)	(28,000)
Proceeds from issuance of long-term debt, net	21,312	11,960
Change in commercial paper, net	(1,808)	2,010

Cash used in financing activities	(11,417)	(22,169)

Increase/(decrease) in cash and cash equivalents	1,475	(1,282)

Cash and cash equivalents, end of the period	$15,319	$12,977

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$10,604	$8,013
Cash paid for interest	$427	$322

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income	$10,677	$7,748	$42,270	$31,043

Denominator:
Weighted-average shares outstanding	5,729,886	6,012,635	5,788,922	6,136,147
Effect of dilutive securities	43,213	39,076	40,998	36,710

Weighted-average diluted shares	5,773,099	6,051,711	5,829,920	6,172,857

Basic earnings per share	$1.86	$1.29	$7.30	$5.06
Diluted earnings per share	$1.85	$1.28	$7.25	$5.03

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three- and nine-month periods ended June 27, 2015 and June 28, 2014. The Company excluded these securities from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of June 27, 2015 and September 27, 2014 (in millions):

	June 27, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$10,451	$0	$0	$10,451	$10,451	$0	$0

Level 1 (1):
Money market funds	1,007	0	0	1,007	1,007	0	0
Mutual funds	2,100	0	(163)	1,937	0	1,937	0

Subtotal	3,107	0	(163)	2,944	1,007	1,937	0

Level 2 (2):
U.S. Treasury securities	41,788	76	(50)	41,814	68	1,379	40,367
U.S. agency securities	5,719	8	(2)	5,725	683	580	4,462
Non-U.S. government securities	6,662	46	(105)	6,603	7	219	6,377
Certificates of deposit and time deposits	4,367	0	0	4,367	1,939	1,439	989
Commercial paper	2,997	0	0	2,997	1,133	1,864	0
Corporate securities	111,128	227	(514)	110,841	31	11,885	98,925
Municipal securities	945	3	(2)	946	0	43	903
Mortgage- and asset-backed securities	16,191	35	(66)	16,160	0	38	16,122

Subtotal	189,797	395	(739)	189,453	3,861	17,447	168,145

Total	$203,355	$395	$(902)	$202,848	$15,319	$19,384	$168,145

	September 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$10,232	$0	$0	$10,232	$10,232	$0	$0

Level 1 (1):
Money market funds	1,546	0	0	1,546	1,546	0	0
Mutual funds	2,531	1	(132)	2,400	0	2,400	0

Subtotal	4,077	1	(132)	3,946	1,546	2,400	0

Level 2 (2):
U.S. Treasury securities	23,140	15	(9)	23,146	12	607	22,527
U.S. agency securities	7,373	3	(11)	7,365	652	157	6,556
Non-U.S. government securities	6,925	69	(69)	6,925	0	204	6,721
Certificates of deposit and time deposits	3,832	0	0	3,832	1,230	1,233	1,369
Commercial paper	475	0	0	475	166	309	0
Corporate securities	85,431	296	(241)	85,486	6	6,298	79,182
Municipal securities	940	8	0	948	0	0	948
Mortgage- and asset-backed securities	12,907	26	(49)	12,884	0	25	12,859

Subtotal	141,023	417	(379)	141,061	2,066	8,833	130,162

Total	$155,332	$418	$(511)	$155,239	$13,844	$11,233	$130,162

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The net realized gains or losses recognized by the Company related to such sales were not significant during the three- and nine-month periods ended June 27, 2015 and June 28, 2014. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of June 27, 2015 and September 27, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

During the three- and nine-month periods ended June 27, 2015 and June 28, 2014, the Company did not recognize any significant impairment charges. As of June 27, 2015, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Derivative Financial Instruments

The Company may use derivatives to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.

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

To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. In addition, the Company may use non-derivative financial instruments, such as its foreign-currency-denominated debt, as economic hedges of its net investments in certain foreign subsidiaries. In both of these cases, the Company designates these instruments as net investment hedges.

The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies.

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of June 27, 2015 are expected to be recognized within 12 years.

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

The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in other income/(expense), net. These amounts were not significant during the three- and nine-month periods ended June 27, 2015 and June 28, 2014.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income/(expense), net. Any subsequent changes in fair value of such derivative instruments are reflected in other income/(expense), net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 27, 2015 and June 28, 2014.

Net Investment Hedges

The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a part of the cumulative translation adjustment. The ineffective portions and amounts excluded from the effectiveness testing of net investment hedges are recognized in other income/(expense), net and were not significant during the three- and nine-month periods ended June 27, 2015 and June 28, 2014.

Fair Value Hedges

Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item. The ineffective portions and amounts excluded from the effectiveness testing of fair value hedges recognized were not significant during the three- and nine-month periods ended June 27, 2015 and June 28, 2014.

Non-Designated Derivatives

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The net gains and losses recognized for foreign currency forward and option contracts not designated as hedging instruments were not significant during the three- and nine-month periods ended June 27, 2015 and June 28, 2014.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of June 27, 2015 and September 27, 2014 (in millions):

	June 27, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,747	$29	$1,776
Interest rate contracts	$160	$0	$160

Derivative liabilities (2):
Foreign exchange contracts	$120	$58	$178
Interest rate contracts	$533	$0	$533

	September 27, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,332	$222	$1,554
Interest rate contracts	$81	$0	$81

Derivative liabilities (2):
Foreign exchange contracts	$41	$40	$81

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(39)	$(73)	$4,137	$70
Interest rate contracts	6	(10)	(511)	(16)

Total	$(33)	$(83)	$3,626	$54

Net investment hedges:
Foreign exchange contracts	$55	$(5)	$167	$0
Foreign currency debt	(6)	0	(6)	0

Total	$49	$(5)	$161	$0

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,357	$(29)	$3,285	$(81)
Interest rate contracts	59	(4)	(393)	(12)

Total	$1,416	$(33)	$2,892	$(93)

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(254)	$83	$(15)	$83

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$254	$(83)	$15	$(83)

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 27, 2015 and September 27, 2014 (in millions):

	June 27, 2015		September 27, 2014
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$37,433	$564	$42,945	$1,333
Interest rate contracts	$22,263	$160	$12,000	$89

Instruments not designated as accounting hedges:
Foreign exchange contracts	$27,357	$29	$38,510	$222

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of June 27, 2015 and September 27, 2014, the Company received $2.1 billion of cash collateral related to the derivative instruments under its collateral security arrangements, which were recorded as other current liabilities within accrued expenses in the Condensed Consolidated Balance Sheets.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of June 27, 2015 and September 27, 2014, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.2 billion and $1.6 billion, respectively, resulting in net derivative liabilities of $868 million and $549 million, respectively.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of June 27, 2015, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 12%. As of September 27, 2014, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 16% and the other 13%. The Company’s cellular network carriers accounted for 57% and 72% of trade receivables as of June 27, 2015 and September 27, 2014, respectively.

Vendor Non-Trade Receivables

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 47%, 21% and 14% of total vendor non-trade receivables as of June 27, 2015 and three of the Company’s vendors accounted for 51%, 16% and 14% of total vendor non-trade receivables as of September 27, 2014.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 27, 2015 and September 27, 2014 (in millions):

Inventories

	June 27, 2015	September 27, 2014
Components	$474	$471
Finished goods	1,568	1,640

Total inventories	$2,042	$2,111

Property, Plant and Equipment, Net

	June 27, 2015	September 27, 2014
Land and buildings	$6,071	$4,863
Machinery, equipment and internal-use software	34,495	29,639
Leasehold improvements	4,978	4,513

Gross property, plant and equipment	45,544	39,015
Accumulated depreciation and amortization	(24,395)	(18,391)

Total property, plant and equipment, net	$21,149	$20,624

Accrued Expenses

	June 27, 2015	September 27, 2014
Accrued warranty and related costs	$5,137	$4,159
Accrued marketing and selling expenses	1,651	2,321
Accrued taxes	1,566	1,209
Accrued compensation and employee benefits	1,551	1,209
Deferred margin on component sales	1,369	1,057
Other current liabilities	11,450	8,498

Total accrued expenses	$22,724	$18,453

Other Non-Current Liabilities
	June 27, 2015	September 27, 2014
Deferred tax liabilities	$24,539	$20,259
Other non-current liabilities	6,757	4,567

Total other non-current liabilities	$31,296	$24,826

Other Income/(Expense), Net

The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Interest and dividend income	$766	$439	$2,095	$1,276
Interest expense	(201)	(100)	(495)	(269)
Other expense, net	(175)	(137)	(754)	(334)

Total other income/(expense), net	$390	$202	$846	$673

Note 4 – Goodwill and Other Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of June 27, 2015 and September 27, 2014 (in millions):

	June 27, 2015			September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,670	$(3,991)	$3,679	$7,127	$(3,085)	$4,042
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$7,770	$(3,991)	$3,779	$7,227	$(3,085)	$4,142

Note 5 – Income Taxes

As of June 27, 2015, the Company recorded gross unrecognized tax benefits of $5.4 billion, of which $2.0 billion, if recognized, would affect the Company’s effective tax rate. As of September 27, 2014, the total amount of gross unrecognized tax benefits was $4.0 billion, of which $1.4 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $928 million and $630 million of gross interest and penalties accrued as of June 27, 2015 and September 27, 2014, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of June 27, 2015 the Company is unable to estimate the impact.

Note 6 – Debt

Commercial Paper

In 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 27, 2015 and September 27, 2014, the Company had $4.5 billion and $6.3 billion of Commercial Paper outstanding, respectively, with a weighted-average interest rate of 0.10% and 0.12%, respectively, and maturities generally less than nine months.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 27, 2015 (in millions):

Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$579

Maturities greater than 90 days:
Proceeds from commercial paper	2,601
Repayments of commercial paper	(4,988)

Maturities greater than 90 days, net	(2,387)

Total change in commercial paper, net	$(1,808)

Long-Term Debt

As of June 27, 2015, the Company has outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $50.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated floating-rate notes, semi-annually for the U.S. dollar- and yen-denominated fixed-rate notes and annually for the euro- and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s long-term debt as of June 27, 2015 and September 27, 2014:

	Maturities	June 27, 2015		September 27, 2014
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2016 - 2018	$3,000	0.51% - 1.10%	$3,000	0.51% - 1.10%
Fixed-rate 0.45% - 3.85% notes	2016 - 2043	14,000	0.51% - 3.91%	14,000	0.51% - 3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 - 2019	2,000	0.35% - 0.58%	2,000	0.31% - 0.54%
Fixed-rate 1.05% - 4.45% notes	2017 - 2044	10,000	0.34% - 4.48%	10,000	0.30% - 4.48%

First quarter 2015 euro-denominated debt issuance of €2.8 billion:
Fixed-rate 1.00% notes	2022	1,567	2.94%	0	0
Fixed-rate 1.63% notes	2026	1,567	3.45%	0	0

Second quarter 2015 debt issuance of $6.5 billion:
Floating-rate notes	2020	500	0.53%	0	0
Fixed-rate 1.55% notes	2020	1,250	0.53%	0	0
Fixed-rate 2.15% notes	2022	1,250	0.84%	0	0
Fixed-rate 2.50% notes	2025	1,500	2.60%	0	0
Fixed-rate 3.45% notes	2045	2,000	3.58%	0	0

Second quarter 2015 Swiss franc-denominated debt issuance of SFr1.3 billion:
Fixed-rate 0.38% notes	2024	939	0.28%	0	0
Fixed-rate 0.75% notes	2030	403	0.74%	0	0

Third quarter 2015 debt issuance of $8.0 billion:
Floating-rate notes	2017	250	0.33%	0	0
Floating-rate notes	2020	500	0.58%	0	0
Fixed-rate 0.90% notes	2017	750	0.32%	0	0
Fixed-rate 2.00% notes	2020	1,250	0.57%	0	0
Fixed-rate 2.70% notes	2022	1,250	0.95%	0	0
Fixed-rate 3.20% notes	2025	2,000	1.18%	0	0
Fixed-rate 4.38% notes	2045	2,000	4.40%	0	0

Third quarter 2015 yen-denominated debt issuance of ¥250.0 billion:
Fixed-rate 0.35% notes	2020	2,016	0.35%	0	0

Total borrowings		49,992		29,000

Unamortized discount		(97)		(52)
Hedge accounting fair value adjustments		24		39
Less: Current portion of long-term debt		(2,500)		0

Total long-term debt		$47,419		$28,987

To manage foreign currency risk associated with the euro-denominated notes issued in the first quarter of 2015, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the euro-denominated notes to U.S. dollar-denominated notes.

To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the second quarter of 2015 and maturing in 2020 and 2022, the Company entered into interest rate swaps with an aggregate notional amount of $2.5 billion. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the third quarter of 2015 and maturing in 2017, 2020, 2022 and 2025, the Company entered into interest rate swaps with an aggregate notional amount of $4.3 billion. These interest rate swaps effectively converted the fixed interest rates on the U.S. dollar-denominated notes to a floating interest rate.

During the third quarter of 2015, the Company designated ¥212.4 billion of the ¥250.0 billion of yen-denominated notes as a hedge of the foreign currency exposure of its net investment in a foreign operation. As a result, the foreign currency transaction gain or loss on the portion of the yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of June 27, 2015, the carrying value of the debt designated as a net investment hedge was $1.7 billion.

For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $197 million and $486 million of interest expense on its long-term debt for the three- and nine-month periods ended June 27, 2015, respectively. The Company recognized $100 million and $268 million of interest expense on its long-term debt for the three- and nine-month periods ended June 28, 2014, respectively.

Future principal payments for the Company’s Notes as of June 27, 2015 are as follows (in millions):

2015	$0
2016	2,500
2017	3,500
2018	6,000
2019	3,000
Thereafter	34,992

Total future principal payments	$49,992

As of June 27, 2015 and September 27, 2014, the fair value of the Company’s Notes, based on Level 2 inputs, was $48.7 billion and $28.5 billion, respectively.

Note 7 – Shareholders’ Equity

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2015:
Third quarter	$0.52	$2,997
Second quarter	0.47	2,734
First quarter	0.47	2,750

Total cash dividends declared and paid	$1.46	$8,481

2014:
Fourth quarter	$0.47	$2,807
Third quarter	0.47	2,830
Second quarter	0.44	2,655
First quarter	0.44	2,739

Total cash dividends declared and paid	$1.82	$11,031

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In the third quarter of 2015, the Company’s Board of Directors increased the share repurchase authorization to $140 billion of the Company’s common stock, of which $90.0 billion had been utilized as of June 27, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has entered, and in the future may enter, into accelerated share repurchase arrangements (“ASRs”) with financial institutions. In exchange for up-front payments, the financial institutions deliver shares of the Company’s common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets in the periods the payments are made. The Company reflects the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative instruments.

The following table shows the Company’s ASR activity and related information during the nine months ended June 27, 2015 and the year ended September 27, 2014:

	Purchase Period End Date	Number of Shares (in thousands)	Average Repurchase Price Per Share	ASR Amount (in millions)
May 2015 ASR	November 2015	38,320 (1)	(1)	$6,000
August 2014 ASR	February 2015	81,525 (2)	$110.40	$9,000
January 2014 ASR	December 2014	134,247	$89.39	$12,000
April 2013 ASR	March 2014	172,548	$69.55	$12,000

(1)

The number of shares represents shares delivered in the third quarter of 2015 and does not represent the final number of shares to be delivered under the May 2015 ASR. The total number of shares ultimately delivered under the May 2015 ASR, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. The May 2015 ASR purchase period will end in or before November 2015.

(2)

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

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2015:
Third quarter	31,231	$128.08	$4,000
Second quarter	56,400	$124.11	7,000
First quarter	45,704	$109.40	5,000

Total open market common stock repurchases	133,335		$16,000

2014:
Fourth quarter	81,255	$98.46	$8,000
Third quarter	58,661	$85.23	5,000
Second quarter	79,749	$75.24	6,000
First quarter	66,847	$74.79	5,000

Total open market common stock repurchases	286,512		$24,000

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

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(828)	$86	$(1,835)	$389
	Cost of sales	(529)	(57)	(1,450)	(308)
	Other income/(expense), net	(52)	0	(53)	14
Interest rate contracts	Other income/(expense), net	(59)	4	393	12

		(1,468)	33	(2,945)	107

Unrealized (gains)/losses on marketable securities	Other income/(expense), net	3	(50)	37	(127)

Total amounts reclassified from AOCI		$(1,465)	$(17)	$(2,908)	$(20)

The following table shows the changes in AOCI by component for the nine months ended June 27, 2015 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 27, 2014	$(242)	$1,364	$(40)	$1,082

Other comprehensive income/(loss) before reclassifications	(280)	3,471	(442)	2,749
Amounts reclassified from AOCI	0	(2,945)	37	(2,908)
Tax effect	101	(70)	144	175

Other comprehensive income/(loss)	(179)	456	(261)	16

Balance at June 27, 2015	$(421)	$1,820	$(301)	$1,098

Note 9 – Benefit Plans

Stock Plans

The Company had 445.2 million shares reserved for future issuance under its stock plans as of June 27, 2015. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

Rule 10b5-1 Trading Plans

During the three months ended June 27, 2015, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri, Daniel Riccio and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the nine months ended June 27, 2015 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at September 27, 2014	103,822	$70.98
RSUs granted	41,679	$104.26
RSUs vested	(37,495)	$71.13
RSUs cancelled	(4,461)	$77.71

Balance at June 27, 2015	103,545	$84.03	$13,124

RSUs that vested during the three- and nine-month periods ended June 27, 2015 had fair values of $2.3 billion and $4.3 billion, respectively, as of the vesting date. RSUs that vested during the three- and nine-month periods ended June 28, 2014 had fair values of $1.3 billion and $2.6 billion, respectively, as of the vesting date.

Stock Options

The Company had 1.6 million stock options outstanding as of June 27, 2015, with a weighted-average exercise price per share of $16.62 and weighted-average remaining contractual term of 3.4 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of June 27, 2015 was $177 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The total intrinsic value of options at the time of exercise was $72 million and $439 million for the three- and nine-month periods ended June 27, 2015, respectively, and $271 million and $978 million for the three- and nine-month periods ended June 28, 2014, respectively.

Share-Based Compensation

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of sales	$148	$115	$430	$334
Research and development	388	313	1,146	902
Selling, general and administrative	320	296	1,095	865

Total share-based compensation expense	$856	$724	$2,671	$2,101

The income tax benefit related to share-based compensation expense was $286 million and $948 million for the three- and nine-month periods ended June 27, 2015, respectively, and was $260 million and $755 million for the three- and nine-month periods ended June 28, 2014, respectively. As of June 27, 2015, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $7.3 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Beginning accrued warranty and related costs	$5,143	$4,368	$4,159	$2,967
Cost of warranty claims	(1,077)	(882)	(3,151)	(2,811)
Accruals for product warranty	1,071	756	4,129	4,086

Ending accrued warranty and related costs	$5,137	$4,242	$5,137	$4,242

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of June 27, 2015 or September 27, 2014.

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of June 27, 2015, the Company had a total of 456 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 27, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $5.0 billion, of which $3.4 billion related to leases for retail space.

Other Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 27, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.7 billion.

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $4.8 billion as of June 27, 2015 that consisted of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, research and development (“R&D”), internet and telecommunications services, energy and other obligations. Subsequent to June 27, 2015, the Company entered into additional other off-balance sheet obligations of $2.1 billion.

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

On May 29, 2013, Smartflash LLC and Smartflash Technologies Limited filed an action against the Company in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that the Company infringed certain patents relating to data storage and access systems. On February 24, 2015, a jury returned a verdict against the Company, and awarded damages of approximately $533 million. On July 7, 2015, the District Court vacated the award and ordered a new trial for damages. Accordingly, the Company has not recorded a loss accrual at this time.

Apple Inc. v. Samsung Electronics Co., Ltd, et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Because the ruling remains subject to further proceedings, the Company has not recognized the award in its results of operations.

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

The following table shows information by operating segment for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Americas:
Net sales	$20,209	$17,574	$72,091	$60,345
Operating income	$6,177	$5,932	$24,064	$20,030

Europe:
Net sales	$10,342	$8,659	$39,760	$33,935
Operating income	$3,275	$2,855	$13,269	$11,083

Greater China:
Net sales	$13,230	$6,230	$46,197	$25,561
Operating income	$5,147	$2,081	$18,227	$8,869

Japan:
Net sales	$2,872	$2,627	$11,777	$11,719
Operating income	$1,447	$1,214	$5,634	$5,376

Rest of Asia Pacific:
Net sales	$2,952	$2,342	$12,389	$9,112
Operating income	$1,154	$706	$4,603	$2,978

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Segment operating income	$17,200	$12,788	$65,797	$48,336
Research and development expense	(2,034)	(1,603)	(5,847)	(4,355)
Other corporate expenses, net	(1,083)	(903)	(3,343)	(2,643)

Total operating income	$14,083	$10,282	$56,607	$41,338

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Overview and Highlights

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch™, Apple TV®, a portfolio of consumer and professional software applications, iOS, OS X® and watchOS™ operating systems, iCloud®, Apple Pay™ and a variety of accessory, service and support offerings. The Company also sells and delivers digital content and applications through the iTunes Store®, App Store™, Mac App Store, and iBooks Store™ (collectively “iTunes”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through iTunes®, which allows customers to discover and download digital content, iOS, Mac and Apple Watch applications, and books through either a Mac or Windows-based computer or through iPhone, iPad and iPod touch® devices (“iOS devices”) and Apple Watch. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

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

Third Quarter Fiscal 2015 Highlights

Net sales rose 33% or $12.2 billion during the third quarter of 2015 compared to the same quarter in 2014. Net sales and unit sales increased for iPhone and Mac due to continued strong demand for iPhone 6 and 6 Plus and for Mac portables following the launches of the new MacBook® and updated models of MacBook Pro®. Net sales of Other Products increased solely due to the launch of Apple Watch, and net sales of Services increased primarily due to growth from iOS app sales and licensing. Net sales growth was partially offset by lower net sales and unit sales of iPad and the effect of weakness in most foreign currencies relative to the U.S. dollar. Total net sales increased in each of the Company’s reportable operating segments, with particularly strong growth in Greater China where year-over-year net sales increased 112%.

During the third quarter of 2015, the Company introduced an updated 15” MacBook Pro and 27” iMac® with Retina® 5K display, and began shipping Apple Watch and the new MacBook. Additionally, at its Worldwide Developers Conference in June 2015, the Company announced Apple Music™, which launched at the end of June 2015, and announced its iOS 9, OS X El Capitan and watchOS 2 operating systems, which are expected to be available in the fall of 2015.

The Company utilized $10.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.1 billion during the third quarter of 2015. Additionally, the Company issued $8.0 billion of U.S. dollar-denominated and ¥250.0 billion of yen-denominated long-term debt.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net Sales by Operating Segment:
Americas	$20,209	$17,574	15%	$72,091	$60,345	19%
Europe	10,342	8,659	19%	39,760	33,935	17%
Greater China	13,230	6,230	112%	46,197	25,561	81%
Japan	2,872	2,627	9%	11,777	11,719	0%
Rest of Asia Pacific	2,952	2,342	26%	12,389	9,112	36%

Total net sales	$49,605	$37,432	33%	$182,214	$140,672	30%

Net Sales by Product:
iPhone (1)	$31,368	$19,751	59%	$122,832	$78,313	57%
iPad (1)	4,538	5,889	(23)%	18,951	24,967	(24)%
Mac (1)	6,030	5,540	9%	18,589	17,454	7%
Services (2)	5,028	4,485	12%	14,823	13,455	10%
Other Products (1)(3)	2,641	1,767	49%	7,019	6,483	8%

Total net sales	$49,605	$37,432	33%	$182,214	$140,672	30%

Unit Sales by Product:
iPhone	47,534	35,203	35%	183,172	129,947	41%
iPad	10,931	13,276	(18)%	44,973	55,661	(19)%
Mac	4,796	4,413	9%	14,878	13,386	11%

(1)	Includes deferrals and amortization of related non-software services and software upgrade rights.

(2)	Includes revenue from iTunes, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats Electronics, iPod and Apple-branded and third-party accessories.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$31,368	$19,751	59%	$122,832	$78,313	57%
Percentage of total net sales	63%	53%		67%	56%
Unit sales	47,534	35,203	35%	183,172	129,947	41%

The year-over-year growth in iPhone net sales and unit sales in the third quarter and first nine months of 2015 resulted from the launch of iPhone 6 and 6 Plus. Overall average selling prices (“ASPs”) for iPhone increased by 18% and 11% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, due primarily to a shift in mix to iPhone 6 and 6 Plus, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.

iPad

The following table presents iPad net sales and unit sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$4,538	$5,889	(23)%	$18,951	$24,967	(24)%
Percentage of total net sales	9%	16%		10%	18%
Unit sales	10,931	13,276	(18)%	44,973	55,661	(19)%

Net sales and unit sales for iPad declined in the third quarter and first nine months of 2015 compared to the same periods in 2014. iPad net sales decreased in each of the Company’s operating segments in the third quarter and first nine months of 2015 compared to the same periods in 2014, with the exception of Japan which had an increase in iPad net sales and unit sales during the first nine months of 2015. The Company believes the decline in sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company’s other products. iPad ASPs declined by 6% during the third quarter and first nine months of 2015, compared to the same periods in 2014, primarily as a result of a shift in mix to lower-priced iPads and the effect of weakness in most foreign currencies relative to the U.S. dollar.

Mac

The following table presents Mac net sales and unit sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$6,030	$5,540	9%	$18,589	$17,454	7%
Percentage of total net sales	12%	15%		10%	12%
Unit sales	4,796	4,413	9%	14,878	13,386	11%

The year-over-year growth in Mac net sales and unit sales for the third quarter and first nine months of 2015 was driven by strong demand for updated versions of Mac portables and the launch of the new MacBook in the third quarter of 2015. Mac ASPs were relatively flat during the third quarter compared to the same period in 2014, with a shift in mix to more richly configured Macs and higher pricing of certain models offset by the effect of weakness in most foreign currencies relative to the U.S. dollar. Mac ASPs declined 4% during the first nine months of 2015 compared to the same period in 2014 largely due to foreign currency weakness relative to the U.S. dollar.

Services

The following table presents Services net sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$5,028	$4,485	12%	$14,823	$13,455	10%
Percentage of total net sales	10%	12%		8%	10%

The increase in net sales of Services in the third quarter and first nine months of 2015 compared to the same periods in 2014 was primarily due to growth from iTunes and licensing. iTunes generated a total of $2.7 billion and $8.1 billion in net sales during the third quarter and first nine months of 2015, respectively, compared to $2.6 billion and $7.6 billion during the third quarter and first nine months of 2014, respectively.

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

Americas

The following table presents Americas net sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$20,209	$17,574	15%	$72,091	$60,345	19%
Percentage of total net sales	41%	47%		40%	43%

The year-over-year growth in Americas net sales for the third quarter and first nine months of 2015 was driven primarily by growth in net sales and unit sales of iPhone. The launch of Apple Watch in the third quarter of 2015 also contributed to the growth of Americas net sales.

Europe

The following table presents Europe net sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$10,342	$8,659	19%	$39,760	$33,935	17%
Percentage of total net sales	21%	23%		22%	24%

The year-over-year increase in Europe net sales for the third quarter and first nine months of 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar. The launch of Apple Watch in the third quarter of 2015 also contributed to the growth of Europe net sales.

Greater China

The following table presents Greater China net sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$13,230	$6,230	112%	$46,197	$25,561	81%
Percentage of total net sales	27%	17%		25%	18%

Greater China experienced year-over-year increases in net sales during the third quarter and first nine months of 2015 that were significantly higher than those experienced by the Company overall. iPhone net sales and unit sales grew strongly following the launch of iPhone 6 and 6 Plus in Greater China. The launch of Apple Watch in the third quarter of 2015 also contributed to the growth of Greater China net sales.

Japan

The following table presents Japan net sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$2,872	$2,627	9%	$11,777	$11,719	0%
Percentage of total net sales	6%	7%		6%	8%

The year-over-year increase in Japan net sales in the third quarter of 2015 was driven primarily by growth in net sales and unit sales of iPhone, whereas Japan net sales were flat in the first nine months of 2015 compared to the same period in 2014. Japan net sales in the third quarter and first nine months of 2015 were negatively impacted by weakness in the Japanese yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Net sales	$2,952	$2,342	26%	$12,389	$9,112	36%
Percentage of total net sales	6%	6%		7%	6%

The year-over-year increase in Rest of Asia Pacific net sales for the third quarter and first nine months of 2015 primarily reflects strong growth in net sales and unit sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Gross Margin

Gross margin for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$49,605	$37,432	$182,214	$140,672
Cost of sales	29,924	22,697	109,136	86,144

Gross margin	$19,681	$14,735	$73,078	$54,528

Gross margin percentage	39.7%	39.4%	40.1%	38.8%

The increase in the gross margin percentage during the third quarter and first nine months of 2015 compared to the same periods in 2014 was driven primarily by a favorable shift in mix to products with higher margins and, to a lesser extent, by improved leverage on fixed costs from higher net sales. These positive factors were partially offset primarily by higher product cost structures and, to a lesser extent, by the effect of weakness in most foreign currencies relative to the U.S. dollar.

The Company anticipates gross margin during the fourth quarter of 2015 to be between 38.5% and 39.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the fourth quarter of 2015 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Research and development	$2,034	$1,603	$5,847	$4,355
Percentage of total net sales	4.1%	4.3%	3.2%	3.1%

Selling, general and administrative	$3,564	$2,850	$10,624	$8,835
Percentage of total net sales	7.2%	7.6%	5.8%	6.3%

Total operating expenses	$5,598	$4,453	$16,471	$13,190
Percentage of total net sales	11.3%	11.9%	9.0%	9.4%

Research and Development

The growth in R&D expense during the third quarter and first nine months of 2015 compared to the same periods in 2014 was driven primarily by an increase in headcount and related expenses, including share-based compensation costs, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.

Selling, General and Administrative

The growth in selling, general and administrative expense during the third quarter and first nine months of 2015 compared to the same periods in 2014 was primarily due to increased headcount and related expenses, including share-based compensation costs, and higher spending on marketing and advertising.

Other Income/(Expense), Net

Other income/(expense), net for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Interest and dividend income	$766	$439		$2,095	$1,276
Interest expense	(201)	(100)		(495)	(269)
Other expense, net	(175)	(137)		(754)	(334)

Total other income/(expense), net	$390	$202	93%	$846	$673	26%

The increase in other income/(expense), net during the third quarter of 2015 compared to the same period in 2014 was due primarily to higher interest income, partially offset by higher interest expense on debt and higher premium expenses on foreign exchange contracts. The increase in other income/(expense), net during the first nine months of 2015 compared to the same period in 2014 was due primarily to higher interest income and a gain on strategic investments, partially offset by higher premium expense on foreign exchange contracts, higher interest expense on debt and higher expenses associated with foreign exchange movements. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.51% and 1.09% in the third quarter of 2015 and 2014, respectively, and 1.45% and 1.05% in the first nine months of 2015 and 2014, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three- and nine-month periods ended June 27, 2015 and June 28, 2014 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Provision for income taxes	$3,796	$2,736	$15,183	$10,968
Effective tax rate	26.2%	26.1%	26.4%	26.1%

The Company’s effective tax rates for the third quarter and first nine months of 2015 and 2014 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rates during the third quarter and first nine months of 2015 as compared to the same periods in 2014 are due primarily to higher foreign taxes.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of June 27, 2015 the Company is unable to estimate the impact.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of June 27, 2015 and September 27, 2014 and during the first nine months of 2015 and 2014 (in millions):

	June 27, 2015	September 27, 2014
Cash, cash equivalents and marketable securities	$202,848	$155,239
Property, plant and equipment, net	$21,149	$20,624
Commercial paper	$4,499	$6,308
Total term debt	$49,919	$28,987
Working capital	$5,668	$5,083

	Nine Months Ended
	June 27, 2015	June 28, 2014
Cash generated by operating activities	$67,791	$46,463
Cash used in investing activities	$(54,899)	$(25,576)
Cash used in financing activities	$(11,417)	$(22,169)

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

As of June 27, 2015 and September 27, 2014, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $181.1 billion and $137.1 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the nine months ended June 27, 2015, cash generated from operating activities of $67.8 billion was a result of $42.3 billion of net income, non-cash adjustments to net income of $13.6 billion and an increase in the net change in operating assets and liabilities of $11.9 billion. Cash used in investing activities of $54.9 billion during the nine months ended June 27, 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $47.0 billion and cash used to acquire property, plant and equipment of $7.6 billion. Cash used in financing activities of $11.4 billion during the nine months ended June 27, 2015 consisted primarily of cash used to repurchase common stock of $22.0 billion, cash used to pay dividends and dividend equivalents of $8.6 billion and cash used for repayments of commercial paper, net of $1.8 billion, partially offset by proceeds from the issuance of long-term debt, net of $21.3 billion.

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

Capital Assets

The Company’s capital expenditures were $7.3 billion during the first nine months of 2015. The Company anticipates utilizing approximately $12.0 billion for capital expenditures during 2015, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt

In 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 27, 2015, the Company had $4.5 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.10% and maturities generally less than nine months.

As of June 27, 2015, the Company has outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $50.0 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes. The Company issued €2.8 billion of euro-denominated notes in the first quarter of 2015, $6.5 billion of U.S. dollar-denominated notes and SFr1.3 billion of Swiss franc-denominated notes in the second quarter of 2015 and $8.0 billion of U.S. dollar-denominated notes and ¥250.0 billion of yen-denominated notes in the third quarter of 2015. To manage foreign currency risk associated with the euro-denominated notes issued in the first quarter of 2015, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the euro-denominated notes to U.S. dollar-denominated notes. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the second quarter of 2015 and maturing in 2020 and 2022, the Company entered into interest rate swaps with an aggregate notional amount of $2.5 billion. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the third quarter of 2015 and maturing in 2017, 2020, 2022 and 2025, the Company entered into interest rate swaps with an aggregate notional amount of $4.3 billion. These interest rate swaps effectively converted the fixed interest rates on the U.S. dollar-denominated notes to a floating interest rate.

Capital Return Program

In April 2015, the Company’s Board of Directors increased the share repurchase program authorization from $90 billion to $140 billion of the Company’s common stock, increasing the size of the total capital return program to $200 billion. The Company expects to execute the capital return program by the end of March 2017 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to continue to access the debt markets, both domestically and internationally. As of June 27, 2015, $90.0 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

In April 2015, the Company’s Board of Directors raised the quarterly cash dividend by 11%. The Company paid cash dividends of $0.52 per share, totaling $3.0 billion, in May 2015. The Company plans to increase its dividend on an annual basis subject to declaration by the Board of Directors.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through June 27, 2015 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q3 2015	$3,053	$6,000	$4,000	$724	$13,777
Q2 2015	2,743	0	7,000	96	9,839
Q1 2015	2,801	0	5,000	512	8,313
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$32,775	$40,950	$49,000	$3,628	$126,353

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

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of June 27, 2015, the Company had a total of 456 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 27, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $5.0 billion, of which $3.4 billion related to leases for retail space.

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 27, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.7 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $4.8 billion as of June 27, 2015 that consisted of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, R&D, internet and telecommunications services, energy and other obligations. Subsequent to June 27, 2015, the Company entered into additional other off-balance sheet obligations of $2.1 billion.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of June 27, 2015, the Company had non-current deferred tax liabilities of $24.5 billion. Additionally, as of June 27, 2015, the Company had gross unrecognized tax benefits of $5.4 billion and an additional $928 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of June 27, 2015 or September 27, 2014.

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

For sales of qualifying versions of iOS devices, Mac, Apple Watch and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades and features free of charge to customers. The Company also provides various non-software services to owners of qualifying versions of iOS devices and Mac. Because the Company has neither VSOE nor TPE for the unspecified software upgrade rights or the non-software services, revenue is allocated to these rights and services based on the Company’s ESPs. Revenue allocated to the unspecified software upgrade rights and non-software services based on the Company’s ESPs is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices, which ranges from two to four years.

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

The industries in which the Company competes are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. In certain circumstances the Company may be required to record additional write-downs of inventory, inventory prepayments and/or manufacturing-related capital assets. These circumstances include future demand or market conditions for the Company’s products being less favorable than forecasted, unforeseen technological changes or changes to the Company’s product development plans that negatively impact the utility of any of these assets, or significant deterioration in the financial condition of one or more of the Company’s suppliers that hold any of the Company’s manufacturing process equipment or to whom the Company has made an inventory prepayment. Such write-downs would adversely affect the Company’s financial condition and operating results in the period when the write-downs were recorded.

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

Warranty Costs

The Company provides for the estimated cost of warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company re-evaluates these estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s financial condition and operating results.

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

The Company issued €2.8 billion of euro-denominated notes in the first quarter of 2015, $6.5 billion of U.S. dollar-denominated notes and SFr1.3 billion in Swiss franc-denominated notes in the second quarter of 2015 and $8.0 billion of U.S. dollar-denominated notes and ¥250.0 billion of yen-denominated notes in the third quarter of 2015.

To manage foreign currency risk associated with the euro-denominated notes issued in the first quarter of 2015, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, which effectively converted the euro-denominated notes to U.S. dollar-denominated notes. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the second quarter of 2015 and maturing in 2020 and 2022, the Company entered into interest rate swaps with an aggregate notional amount of $2.5 billion. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the third quarter of 2015 and maturing in 2017, 2020, 2022 and 2025, the Company entered into interest rate swaps with an aggregate notional amount of $4.3 billion. These interest rate swaps effectively converted the fixed interest rates on the U.S. dollar-denominated notes to a floating interest rate. Notwithstanding the resulting foreign currency and interest rate risk applicable to these notes, there have been no material changes to the Company’s market risk during the first nine months of 2015. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2014 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 27, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years unless the judgment is overturned on appeal. The Company has taken the necessary steps to comply with the terms of the District Court’s order, including renegotiating agreements with the five major eBook publishers, updating its antitrust training program and hiring an antitrust compliance monitor. The Company appealed the District Court’s decision. Pursuant to a settlement agreement reached in June 2014, any damages the Company may be obligated to pay will be determined by the outcome of the final adjudication following exhaustion of all appeals.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2014 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarters ended December 27, 2014 and March 28, 2015, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.

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

The Company has typically experienced higher net sales in its first quarter compared to other quarters due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. Further, the Company generates a majority of its net sales from a single product and a decline in demand for that product could significantly impact quarterly net sales. The Company could also be subject to unexpected developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s logistics, components supply, or manufacturing partners.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of June 27, 2015, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland. For example, in June 2014, the European Commission opened a formal investigation of Ireland to examine whether decisions by the tax authorities with regard to the corporate income tax to be paid by two of the Company’s Irish subsidiaries comply with European Union rules on state aid. If the European Commission were to conclude against Ireland, it could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid, and such amount could be material.

The Company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition, operating results and cash flows could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 27, 2015 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2015 to May 2, 2015:
Open market and privately negotiated purchases	6,364	$126.49	6,364

May 3, 2015 to May 30, 2015:
May 2015 ASR	38,320 (2)	(2)	38,320 (2)
Open market and privately negotiated purchases	20,190	$128.53	20,190

May 31, 2015 to June 27, 2015:
Open market and privately negotiated purchases	4,677	$128.28	4,677

Total	69,551			$50,050

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013, to $90 billion in April 2014 and to $140 billion in April 2015. As of June 27, 2015, $90 billion of the $140 billion had been utilized. The remaining $50 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 27, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

In May 2015, the Company entered into a new accelerated share repurchase arrangement (“ASR”) to purchase up to $6.0 billion of the Company’s common stock. In exchange for up-front payments totaling $6.0 billion, the financial institutions committed to deliver shares during the ASR’s purchase period, which will end in or before November 2015. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period. During the third quarter of 2015, 38.3 million net shares were delivered and retired under the May 2015 ASR, and the final number of shares to be delivered will be determined at the conclusion of the purchase period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14

4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.00% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14

4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15

4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.90% Notes due 2017, 2.00% Notes due 2020, 2.70% Notes due 2022, 3.20% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15

4.8	Officer’s Certificate of the Registrant, dated as of June 10, 2015, including forms of global notes representing the 0.35% Notes due 2020.	8-K	4.1	6/10/15

10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.8*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.11	9/27/14

10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.12	9/27/14

10.13*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14

10.14*	Offer Letter, dated August 1, 2013, from the Registrant to Angela Ahrendts.	10-Q	10.14	12/27/14

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

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

July 22, 2015	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer