Form 10-K
period 2015-09-26
APPLE INC
filed 2015-10-28
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36743

Apple Inc.

(Exact name of Registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

(408) 996-1010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share 1.000% Notes due 2022 1.625% Notes due 2026 3.05% Notes due 2029 3.60% Notes due 2042 1.375% Notes due 2024 2.000% Notes due 2027	The NASDAQ Stock Market LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC
(Title of class)	(Name of exchange on which registered)

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 27, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $709,923,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

5,575,331,000 shares of common stock were issued and outstanding as of October 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K

For the Fiscal Year Ended September 26, 2015

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

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, OS X® and watchOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. In September 2015, the Company announced a new Apple TV, tvOS™ operating system and Apple TV App Store®, which are expected to be available by the end of October 2015. The Company sells and delivers digital content and applications through the iTunes Store®, App Store, Mac App Store, iBooks Store™ and Apple Music™ (collectively “Internet Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company is a California corporation established in 1977.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Internet Services, which allows customers to discover and download digital content, iOS, Mac and Apple Watch applications, and books through either a Mac or Windows-based computer or through iPhone, iPad and iPod touch® devices (“iOS devices”) and Apple Watch. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

Apple Inc. | 2015 Form 10-K | 1

Business Organization

The Company manages its business primarily on a geographic basis. In 2015, the Company changed its reportable operating segments as management began reporting business performance and making decisions primarily on a geographic basis, including the results of its retail stores in each respective geographic segment. Accordingly, the Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although each reportable operating segment provides similar hardware and software products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

Products

iPhone

iPhone is the Company’s line of smartphones based on its iOS operating system. iPhone includes Siri®, a voice activated intelligent assistant, and Apple Pay and Touch ID™ on qualifying devices. In September 2015, the Company introduced iPhone 6s and 6s Plus, featuring 3D Touch, which senses force to access features and interact with content and apps. iPhone works with the iTunes Store, App Store and iBooks Store for purchasing, organizing and playing digital content and apps. iPhone is compatible with both Mac and Windows personal computers and Apple’s iCloud services, which provide synchronization across users’ devices.

iPad

iPad is the Company’s line of multi-purpose tablets based on its iOS operating system, which includes iPad Air® and iPad mini™. iPad includes Siri and also includes Touch ID on qualifying devices. In September 2015, the Company announced the new iPad Pro™, featuring a 12.9-inch Retina® display, which is expected to be available in November 2015. iPad works with the iTunes Store, App Store and iBooks Store for purchasing, organizing and playing digital content and apps. iPad is compatible with both Mac and Windows personal computers and Apple’s iCloud services.

Mac

Mac is the Company’s line of desktop and portable personal computers based on its OS X operating system. The Company’s desktop computers include iMac®, 21.5” iMac with Retina 4K Display, 27” iMac with Retina 5K Display, Mac Pro® and Mac mini. The Company’s portable computers include MacBook®, MacBook Air®, MacBook Pro® and MacBook Pro with Retina display.

Operating System Software

iOS

iOS is the Company’s Multi-Touch™ operating system that serves as the foundation for iOS devices. Devices running iOS are compatible with both Mac and Windows personal computers and Apple’s iCloud services. In September 2015, the Company released iOS 9, which provides more search abilities and improved Siri features. iOS 9 also introduced new multitasking features designed specifically for iPad, including Slide Over and Split View, which allow users to work with two apps simultaneously, and Picture-in-Picture that allows users to watch a video while using another application.

OS X

OS X is the Company’s Mac operating system and is built on an open-source UNIX-based foundation and provides an intuitive and integrated computer experience. Support for iCloud is built into OS X so users can access content and information from Mac, iOS devices and other supported devices and access downloaded content and apps from the iTunes Store. OS X El Capitan, released in September 2015, is the 12th major release of OS X and incorporates additional window management features, including Split View and the new Spaces Bar in Mission Control®, which provides users an intuitive way to group applications.

Apple Inc. | 2015 Form 10-K | 2

watchOS

watchOS is the Company’s operating system for Apple Watch. Released in September 2015, watchOS 2 is the first major software update for Apple Watch, providing users with new features, including new watch faces, the ability to add third-party app information on watch faces, Time Travel, and additional communication capabilities in Mail, Friends and Digital Touch. watchOS 2 also gives developers the ability to build native apps for Apple Watch.

tvOS

In September 2015, the Company announced tvOS, its operating system for the new Apple TV, which is expected to be available at the end of October 2015. The tvOS operating system is based on the Company’s iOS platform and will enable developers to create new apps and games specifically for Apple TV and deliver them to customers through the new Apple TV App Store.

Application Software

The Company’s application software includes iLife®, iWork® and various other software, including Final Cut Pro®, Logic® Pro X and FileMaker® Pro. iLife is the Company’s consumer-oriented digital lifestyle software application suite included with all Mac computers and features iMovie®, a digital video editing application, and GarageBand®, a music creation application that allows users to play, record and create music. iWork is the Company’s integrated productivity suite included with all Mac computers and is designed to help users create, present and publish documents through Pages®, presentations through Keynote® and spreadsheets through Numbers®. The Company also has Multi-Touch versions of iLife and iWork applications designed specifically for use on iOS devices, which are available as free downloads for all new iPhones and iPads.

Services

Internet Services

The iTunes Store, available for iOS devices, Mac and Windows personal computers and Apple TV, allows customers to purchase and download music and TV shows, rent or purchase movies and download free podcasts. The App Store, available for iOS devices, allows customers to discover and download apps and purchase in-app content. The Mac App Store, available for Mac computers, allows customers to discover, download and install Mac applications. The iBooks Store, available for iOS devices and Mac computers, features e-books from major and independent publishers. Apple Music offers users a curated listening experience with on-demand radio stations that evolve based on a user’s play or download activity and a subscription-based internet streaming service that also provides unlimited access to the Apple Music library. In September 2015, the Company announced the Apple TV App Store, which provides customers access to apps and games specifically for the new Apple TV.

iCloud

iCloud is the Company’s cloud service which stores music, photos, contacts, calendars, mail, documents and more, keeping them up-to-date and available across multiple iOS devices, Mac and Windows personal computers and Apple TV. iCloud services include iCloud DriveSM, iCloud Photo Library, Family Sharing, Find My iPhone, Find My Friends, Notes, iCloud Keychain® and iCloud Backup for iOS devices.

AppleCare

AppleCare® offers a range of support options for the Company’s customers. These include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, the AppleCare Protection Plan (“APP”) and the AppleCare+ Protection Plan (“AC+”). APP is a fee-based service that typically extends the service coverage of phone support, hardware repairs and dedicated web-based support resources for Mac, Apple TV and display products. AC+ is a fee-based service offering additional coverage under some circumstances for instances of accidental damage in addition to the services offered by APP and is available in certain countries for iPhone, iPad, Apple Watch and iPod.

Apple Pay

Apple Pay is the Company’s mobile payment service available in the U.S. and U.K. that offers an easy, secure and private way to pay. Apple Pay allows users to pay for purchases in stores accepting contactless payments and to pay for purchases within participating apps on qualifying devices. Apple Pay accepts credit and debit cards across major card networks and also supports reward programs and store-issued credit and debit cards.

Apple Inc. | 2015 Form 10-K | 3

Other Products

Accessories

The Company sells a variety of Apple-branded and third-party Mac-compatible and iOS-compatible accessories, including Apple TV, Apple Watch, headphones, displays, storage devices, Beats products, and various other connectivity and computing products and supplies.

Apple TV

Apple TV connects to consumers’ TVs and enables them to access digital content directly for streaming high definition video, playing music and games, and viewing photos. Content from Apple Music and other media services are also available on Apple TV. Apple TV allows streaming digital content from Mac and Windows personal computers through Home Share and through AirPlay® from compatible Mac and iOS devices. In September 2015, the Company announced the new Apple TV running on the Company’s tvOS operating system and based on apps built for the television. Additionally, the new Apple TV remote features Siri, allowing users to search and access content with their voice. The new Apple TV is expected to be available at the end of October 2015.

Apple Watch

Apple Watch is a personal electronic device that combines the watchOS user interface and technologies created specifically for a smaller device, including the Digital Crown, a unique navigation tool that allows users to seamlessly scroll, zoom and navigate, and Force Touch, a technology that senses the difference between a tap and a press and allows users to access controls within apps. Apple Watch enables users to communicate in new ways from their wrist, track their health and fitness through activity and workout apps, and includes Siri and Apple Pay.

iPod

iPod is the Company’s line of portable digital music and media players, which includes iPod touch, iPod nano® and iPod shuffle®. All iPods work with iTunes to purchase and synchronize content. iPod touch, based on the Company’s iOS operating system, is a flash-memory-based iPod that works with the iTunes Store, App Store and iBooks Store for purchasing and playing digital content and apps.

Developer Programs

The Company’s developer programs support app developers with building, testing and distributing apps for iOS, Mac, Apple Watch and the new Apple TV. Developer program membership provides access to beta software, the ability to integrate advanced app capabilities (e.g., iCloud, Game Center and Apple Pay), distribution on the App Store, access to App Analytics, and code-level technical support. Developer programs also exist for businesses creating apps for internal use (the Apple Developer Enterprise Program) and developers creating accessories for Apple devices (the MFi Program). All developers, even those who are not developer program members, can sign in with their Apple ID to post on the Apple Developer Forums and use Xcode®, the Company’s integrated development environment for creating apps for Apple platforms. Xcode includes project management tools; analysis tools to collect, display and compare app performance data; simulation tools to locally run, test and debug apps; and tools to simplify the design and development of user interfaces. All developers also have access to extensive technical documentation and sample code.

Markets and Distribution

The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers and small and mid-sized businesses through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and value-added resellers. During 2015, the Company’s net sales through its direct and indirect distribution channels accounted for 26% and 74%, respectively, of total net sales.

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

Apple Inc. | 2015 Form 10-K | 4

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

The Company also sells its hardware and software products to enterprise and government customers in each of its reportable operating segments. The Company’s products are deployed in these markets because of their performance, productivity, ease of use and seamless integration into information technology environments. The Company’s products are compatible with thousands of third-party business applications and services, and its tools enable the development and secure deployment of custom applications as well as remote device administration.

No single customer accounted for more than 10% of net sales in 2015, 2014 or 2013.

Competition

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. The Company’s competitors that sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features (including security features), relative price and performance, product quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support and corporate reputation.

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

The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets in which it competes. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iOS devices, Mac, Apple Watch and Apple TV), software (iOS, OS X, watchOS and tvOS), online services and distribution of digital content and applications (Internet Services). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

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

Apple Inc. | 2015 Form 10-K | 5

The Company uses some custom components that are not commonly used by its competitors, and the Company often utilizes custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers concentrated on the production of common components instead of components customized to meet the Company’s requirements.

The Company has entered into agreements for the supply of many components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect its financial condition and operating results.

While some Mac computers are manufactured in the U.S. and Ireland, substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods up to 150 days.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through R&D, licensing of intellectual property and acquisition of third-party businesses and technology. Total R&D expense was $8.1 billion, $6.0 billion and $4.5 billion in 2015, 2014 and 2013, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its hardware devices, accessories, software and services. The Company has registered or has applied for trademarks and service marks in the U.S. and a number of foreign countries. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

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

Foreign and Domestic Operations and Geographic Data

During 2015, the Company’s domestic and international net sales accounted for 35% and 65%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

Apple Inc. | 2015 Form 10-K | 6

While some Mac computers are manufactured in the U.S. and Ireland, substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia. The supply and manufacture of a number of components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties. Information regarding concentration in the available sources of supply of materials and products is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies.”

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

Employees

As of September 26, 2015, the Company had approximately 110,000 full-time equivalent employees.

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

Apple Inc. | 2015 Form 10-K | 7

Item 1A.	Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be tightening in the credit markets, low liquidity and extreme volatility in fixed income, credit, currency and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; failure of derivative counterparties and other financial institutions; and restrictions on the Company’s ability to issue new debt. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; changes in interest rates; increases or decreases in cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

Apple Inc. | 2015 Form 10-K | 8

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the global smartphone market. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company competes with business models that include content provided to users for free. The Company also competes with illegitimate ways to obtain third-party digital content and applications. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

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

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and successfully manage the transition to these new and upgraded products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions.

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

Apple Inc. | 2015 Form 10-K | 9

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

Apple Inc. | 2015 Form 10-K | 10

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

The Company contracts with numerous third parties to offer their digital content. This includes the right to sell currently available music, movies, TV shows and books. The licensing or other distribution arrangements with these third parties are for relatively short terms and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license or otherwise distribute their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make available third-party digital content, or to make available such content on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.

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

Apple Inc. | 2015 Form 10-K | 11

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

Apple Inc. | 2015 Form 10-K | 12

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

The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. Violations of these laws and regulations could materially adversely affect the Company’s brand, international growth efforts and business.

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

Apple Inc. | 2015 Form 10-K | 13

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

The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could, among other things, prevent access to the Company’s online stores and services, preclude retail store transactions, compromise Company or customer data, and result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting.

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

Apple Inc. | 2015 Form 10-K | 14

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

Apple Inc. | 2015 Form 10-K | 15

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

The Company’s stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company believes its stock price should reflect expectations of future growth and profitability. The Company also believes its stock price should reflect expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

Apple Inc. | 2015 Form 10-K | 16

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 26, 2015, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Apple Inc. | 2015 Form 10-K | 17

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters are located in Cupertino, California. As of September 26, 2015, the Company owned or leased 25.6 million square feet of building space, primarily in the U.S. The Company also owned or leased building space in various locations, including throughout Europe, China, Singapore and Japan. Of the total owned or leased building space 18.5 million square feet was leased building space, which includes approximately 5.3 million square feet related to retail store space. Additionally, the Company owns a total of 1,757 acres of land in various locations.

As of September 26, 2015, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center; facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center; and a facility in Mesa, Arizona. The Company also owned land in Austin, Texas where it is expanding its existing office space and customer support call center. In addition, the Company owned facilities and land for R&D and corporate functions in San Jose, California and Cupertino, California, including land that is being developed for the Company’s second corporate campus. The Company also owned data centers in Newark, California; Maiden, North Carolina; Prineville, Oregon; and Reno, Nevada. Outside the U.S., the Company owned additional facilities for various purposes.

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

The Company is subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years unless the judgment is overturned on appeal. The Company has taken the necessary steps to comply with the terms of the District Court’s order, including renegotiating agreements with the five major eBook publishers, updating its antitrust training program and completing a two-year monitorship with a court-appointed antitrust compliance monitor, whose appointment the District Court ended in October 2015. The Company appealed the District Court’s decision. Pursuant to a settlement agreement reached in June 2014, any damages the Company may be obligated to pay will be determined by the outcome of the final adjudication following exhaustion of all appeals.

Item 4.	Mine Safety Disclosures

Not applicable.

Apple Inc. | 2015 Form 10-K | 18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol AAPL.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015 price range per share	$132.97 - $ 92.00	$134.54 - $ 123.10	$133.60 - $ 104.63	$119.75 - $ 95.18
2014 price range per share	$103.74 - $ 92.09	$95.05 - $ 73.05	$80.18 - $ 70.51	$82.16 - $ 67.77

Holders

As of October 9, 2015, there were 25,924 shareholders of record.

Dividends

The Company paid a total of $11.4 billion and $11.0 billion in dividends during 2015 and 2014, respectively, and expects to pay quarterly dividends of $0.52 per common share each quarter, subject to declaration by the Board of Directors. The Company also plans to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

Apple Inc. | 2015 Form 10-K | 19

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 26, 2015 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2015 to August 1, 2015:
May 2015 ASR	9,973	(2)		(2)	9,973	(2)
Open market and privately negotiated purchases	15,882		$124.66		15,882
August 2, 2015 to August 29, 2015:
Open market and privately negotiated purchases	68,526		$114.15		68,526
August 30, 2015 to September 26, 2015:
Open market and privately negotiated purchases	37,394		$112.94		37,394

Total	131,775						$36,024

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013, to $90 billion in April 2014 and to $140 billion in April 2015. As of September 26, 2015, $104 billion of the $140 billion had been utilized. The remaining $36 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 26, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

In May 2015, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $6.0 billion of the Company’s common stock. In July 2015, the purchase period for this ASR ended and an additional 10.0 million shares were delivered and retired. In total, 48.3 million net shares were delivered under this ASR at an average repurchase price of $124.24.

Apple Inc. | 2015 Form 10-K | 20

Company Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 26, 2015. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 24, 2010. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on 9/25/10 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

Copyright© 2015 Dow Jones & Co. All rights reserved.

	September 2010	September 2011	September 2012	September 2013	September 2014	September 2015
Apple Inc.	$100	$138	$229	$170	$254	$294
S&P 500 Index	$100	$101	$132	$157	$188	$187
S&P Information Technology Index	$100	$104	$137	$147	$190	$194
Dow Jones U.S. Technology Supersector Index	$100	$103	$134	$141	$183	$183

Apple Inc. | 2015 Form 10-K | 21

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 26, 2015, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2015	2014	2013	2012	2011
Net sales	$233,715	$182,795	$170,910	$156,508	$108,249
Net income	$53,394	$39,510	$37,037	$41,733	$25,922
Earnings per share:
Basic	$9.28	$6.49	$5.72	$6.38	$4.01
Diluted	$9.22	$6.45	$5.68	$6.31	$3.95
Cash dividends declared per share	$1.98	$1.82	$1.64	$0.38	$0

Shares used in computing earnings per share:
Basic	5,753,421	6,085,572	6,477,320	6,543,726	6,469,806
Diluted	5,793,069	6,122,663	6,521,634	6,617,483	6,556,514

Total cash, cash equivalents and marketable securities	$205,666	$155,239	$146,761	$121,251	$81,570
Total assets	$290,479	$231,839	$207,000	$176,064	$116,371
Commercial paper	$8,499	$6,308	$0	$0	$0
Total term debt (2)	$55,963	$28,987	$16,960	$0	$0
Other long-term obligations (1)	$33,427	$24,826	$20,208	$16,664	$10,100
Total liabilities	$171,124	$120,292	$83,451	$57,854	$39,756
Total shareholders’ equity	$119,355	$111,547	$123,549	$118,210	$76,615

(1)	Other long-term obligations exclude non-current deferred revenue.

(2)	Includes current and long-term portion of term debt.

Apple Inc. | 2015 Form 10-K | 22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal 2015 Highlights

Net sales rose 28% or $50.9 billion during 2015 compared to 2014, driven by a 52% year-over-year increase in iPhone® net sales. iPhone net sales and unit sales in 2015 increased in all of the Company’s reportable operating segments. The Company also experienced year-over-year net sales increases in Mac®, Services and Other Products. Apple Watch®, which launched during the third quarter of 2015, accounted for more than 100% of the year-over-year growth in net sales of Other Products. Net sales growth during 2015 was partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar and lower iPad® net sales. Total net sales increased in each of the Company’s reportable operating segments, with particularly strong growth in Greater China where year-over-year net sales increased 84%.

In April 2015, the Company announced a significant increase to its capital return program by raising the expected total size of the program to $200 billion through March 2017. This included increasing its share repurchase authorization to $140 billion and raising its quarterly dividend to $0.52 per share beginning in May 2015. During 2015, the Company spent $36.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $11.6 billion. Additionally, the Company issued $14.5 billion of U.S. dollar-denominated, €4.8 billion of euro-denominated, SFr1.3 billion of Swiss franc-denominated, £1.3 billion of British pound-denominated, A$2.3 billion of Australian dollar-denominated and ¥250.0 billion of Japanese yen-denominated term debt during 2015.

Fiscal 2014 Highlights

Net sales rose 7% or $11.9 billion during 2014 compared to 2013. This was driven by increases in net sales of iPhone, Mac and Services. Net sales and unit sales increased for iPhone primarily due to the successful introduction of iPhone 5s and 5c in the latter half of calendar year 2013, the successful launch of iPhone 6 and 6 Plus beginning in the fourth quarter of 2014, and expanded distribution. Mac net sales and unit sales increased primarily due to strong demand for MacBook Air® and MacBook Pro® which were updated in 2014 with faster processors and offered at lower prices. Net sales of Services grew primarily due to increased revenue from sales through the App Store®, AppleCare® and licensing. Growth in these areas was partially offset by the year-over-year decline in net sales for iPad due to lower unit sales in many markets, and a decline in net sales of Other Products. All of the Company’s operating segments other than the Rest of Asia Pacific segment experienced increased net sales in 2014, with growth being strongest in the Greater China and Japan operating segments.

During 2014, the Company completed various business acquisitions, including the acquisitions of Beats Music, LLC, which offers a subscription streaming music service, and Beats Electronics, LLC, which makes Beats® headphones, speakers and audio software.

Apple Inc. | 2015 Form 10-K | 23

In April 2014, the Company increased its share repurchase authorization to $90 billion and the quarterly dividend was raised to $0.47 per common share, resulting in an overall increase in its capital return program from $100 billion to over $130 billion. During 2014, the Company utilized $45 billion to repurchase its common stock and paid dividends and dividend equivalents of $11.1 billion. The Company also issued $12.0 billion of long-term debt during 2014, with varying maturities through 2044, and launched a commercial paper program, with $6.3 billion outstanding as of September 27, 2014.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during 2015, 2014 and 2013 (dollars in millions and units in thousands):

	2015	Change	2014	Change	2013
Net Sales by Operating Segment:
Americas	$93,864	17%	$80,095	4%	$77,093
Europe	50,337	14%	44,285	8%	40,980
Greater China	58,715	84%	31,853	18%	27,016
Japan	15,706	3%	15,314	11%	13,782
Rest of Asia Pacific	15,093	34%	11,248	(7)%	12,039

Total net sales	$233,715	28%	$182,795	7%	$170,910

Net Sales by Product:
iPhone (1)	$155,041	52%	$101,991	12%	$91,279
iPad (1)	23,227	(23)%	30,283	(5)%	31,980
Mac (1)	25,471	6%	24,079	12%	21,483
Services (2)	19,909	10%	18,063	13%	16,051
Other Products (1)(3)	10,067	20%	8,379	(17)%	10,117

Total net sales	$233,715	28%	$182,795	7%	$170,910

Unit Sales by Product:
iPhone	231,218	37%	169,219	13%	150,257
iPad	54,856	(19)%	67,977	(4)%	71,033
Mac	20,587	9%	18,906	16%	16,341

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from the iTunes Store®, App Store, Mac App Store, iBooks Store™ and Apple Music™ (collectively “Internet Services”), AppleCare, Apple Pay®, licensing and other services.

(3)	Includes sales of Apple TV®, Apple Watch, Beats products, iPod and Apple-branded and third-party accessories.

Apple Inc. | 2015 Form 10-K | 24

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for 2015, 2014 and 2013 (dollars in millions and units in thousands):

	2015	Change	2014	Change	2013
Net sales	$155,041	52%	$101,991	12%	$91,279
Percentage of total net sales	66%		56%		53%
Unit sales	231,218	37%	169,219	13%	150,257

The year-over-year growth in iPhone net sales and unit sales during 2015 primarily resulted from strong demand for iPhone 6 and 6 Plus during 2015. Overall average selling prices (“ASPs”) for iPhone increased by 11% during 2015 compared to 2014, due primarily to the introduction of iPhone 6 and 6 Plus in September 2014, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.

The year-over-year growth in iPhone net sales and unit sales in 2014 resulted primarily from the successful introduction of new iPhones in the latter half of calendar year 2013, the successful launch of iPhone 6 and 6 Plus beginning in September 2014, and expanded distribution. iPhone unit sales grew in all of the Company’s operating segments, while iPhone net sales grew in all segments except Rest of Asia Pacific. Overall ASPs for iPhone were relatively flat in 2014 compared to 2013, with growth in ASPs in the Americas segment being offset by a decline in ASPs in the Greater China, Japan and Rest of Asia Pacific segments.

iPad

The following table presents iPad net sales and unit sales information for 2015, 2014 and 2013 (dollars in millions and units in thousands):

	2015	Change	2014	Change	2013
Net sales	$23,227	(23)%	$30,283	(5)%	$31,980
Percentage of total net sales	10%		17%		19%
Unit sales	54,856	(19)%	67,977	(4)%	71,033

Net sales and unit sales for iPad declined during 2015 compared to 2014. The Company believes the decline in iPad sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company’s other products. iPad ASPs declined by 5% during 2015 compared to 2014, primarily as a result of the effect of weakness in most foreign currencies relative to the U.S. dollar and a shift in mix to lower-priced iPads.

Net sales and unit sales for iPad declined in 2014 compared to 2013. iPad net sales and unit sales grew in the Greater China and Japan segments but this growth was more than offset by a decline in all other segments. Overall iPad ASPs were relatively flat in 2014 compared to 2013 with a shift in mix to higher-priced iPads being offset by the October 2013 price reduction of iPad mini™. ASPs increased in the Japan and Rest of Asia Pacific segments but were slightly down in other segments.

Mac

The following table presents Mac net sales and unit sales information for 2015, 2014 and 2013 (dollars in millions and units in thousands):

	2015	Change	2014	Change	2013
Net sales	$25,471	6%	$24,079	12%	$21,483
Percentage of total net sales	11%		13%		13%
Unit sales	20,587	9%	18,906	16%	16,341

The year-over-year growth in Mac net sales and unit sales during 2015 was driven by strong demand for Mac portables. Mac ASPs declined 3% during 2015 compared to 2014 largely due to the effect of weakness in most foreign currencies relative to the U.S. dollar.

The year-over-year growth in Mac net sales and unit sales for 2014 was primarily driven by increased sales of MacBook Air, MacBook Pro and Mac Pro. Mac net sales and unit sales increased in all of the Company’s operating segments. Mac ASPs decreased during 2014 compared to 2013 primarily due to price reductions on certain Mac models and a shift in mix towards Mac portable systems.

Apple Inc. | 2015 Form 10-K | 25

Services

The following table presents net sales information of Services for 2015, 2014 and 2013 (dollars in millions):

	2015	Change	2014	Change	2013
Net sales	$19,909	10%	$18,063	13%	$16,051
Percentage of total net sales	9%		10%		9%

The increase in net sales of Services during 2015 compared to 2014 was primarily due to growth from Internet Services and licensing. The App Store, included within Internet Services, generated strong year-over-year net sales growth of 29%.

The increase in net sales of Services in 2014 compared to 2013 was primarily due to growth in net sales from Internet Services, AppleCare and licensing. Internet Services generated a total of $10.2 billion in net sales during 2014 compared to $9.3 billion during 2013. Growth in net sales from Internet Services was driven by increases in revenue from app sales reflecting continued growth in the installed base of iOS devices and the expanded offerings of iOS apps and related in-app purchases. This was partially offset by a decline in sales of digital music.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although, each reportable operating segment provides similar hardware and software products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable operating segments can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

Americas

The following table presents Americas net sales information for 2015, 2014 and 2013 (dollars in millions):

	2015	Change	2014	Change	2013
Net sales	$93,864	17%	$80,095	4%	$77,093
Percentage of total net sales	40%		44%		45%

The year-over-year growth in Americas net sales during 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by a decline in net sales and unit sales of iPad.

The growth in the Americas segment in 2014 was due to increased net sales of iPhone, Mac and Services that was partially offset by a decline in net sales of iPad and Other Products and weakness in foreign currencies relative to the U.S. dollar compared to 2013. iPhone growth resulted primarily from the successful introduction of iPhone 5s and 5c in September 2013 and the successful launch of iPhone 6 and 6 Plus in September 2014. Mac growth was driven primarily by increased net sales and unit sales of MacBook Air and Mac Pro.

Europe

The following table presents Europe net sales information for 2015, 2014 and 2013 (dollars in millions):

	2015	Change	2014	Change	2013
Net sales	$50,337	14%	$44,285	8%	$40,980
Percentage of total net sales	22%		24%		24%

The year-over-year increase in Europe net sales during 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar and a decline in net sales and unit sales of iPad.

The growth in the Europe segment in 2014 was due to increased net sales of iPhone, Mac and Services, as well as strength in European currencies relative to the U.S. dollar, partially offset by a decline in net sales of iPad. iPhone growth resulted primarily from the successful introduction of iPhone 5s and 5c in the second half of calendar 2013 and the successful launch of iPhone 6 and 6 Plus in over 20 countries in Europe in September 2014. Mac growth was driven primarily by increased net sales and unit sales of MacBook Air, MacBook Pro and Mac Pro.

Apple Inc. | 2015 Form 10-K | 26

Greater China

The following table presents Greater China net sales information for 2015, 2014 and 2013 (dollars in millions):

	2015	Change	2014	Change	2013
Net sales	$58,715	84%	$31,853	18%	$27,016
Percentage of total net sales	25%		17%		16%

Greater China experienced strong year-over-year increases in net sales during 2015 driven primarily by iPhone sales.

The Greater China segment experienced year-over-year growth in net sales in 2014 that was significantly higher than the growth rate for the Company overall. Greater China growth was driven by higher unit sales and net sales of all major product categories, in addition to higher net sales of Services. Growth in net sales and unit sales of iPhone was especially strong, driven by the successful launch of iPhone 5s and 5c in Mainland China and Hong Kong in September 2013, the successful launch of iPhone 6 and 6 Plus in Hong Kong in September 2014, increased demand for the Company’s entry-priced iPhones and the addition of a significant new carrier in the second quarter of 2014.

Japan

The following table presents Japan net sales information for 2015, 2014 and 2013 (dollars in millions):

	2015	Change	2014	Change	2013
Net sales	$15,706	3%	$15,314	11%	$13,782
Percentage of total net sales	7%		8%		8%

The year-over-year increase in Japan net sales during 2015 was driven primarily by growth in Services largely associated with strong App Store sales, partially offset by the effect of weakness in the Japanese yen relative to the U.S. dollar.

In 2014 the Japan segment generated year-over-year increases in net sales and unit sales of every major product category and experienced growth in net sales of Services. The year-over-year growth in iPhone was driven by the successful launch of iPhone 5s and 5c in September 2013, the successful launch of iPhone 6 and 6 Plus in September 2014, increased demand for the Company’s entry-priced iPhones and the addition of a significant new carrier in the fourth quarter of 2013. These positive factors were partially offset by weakness in the Japanese Yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for 2015, 2014 and 2013 (dollars in millions):

	2015	Change	2014	Change	2013
Net sales	$15,093	34%	$11,248	(7)%	$12,039
Percentage of total net sales	6%		6%		7%

The year-over-year increase in Rest of Asia Pacific net sales during 2015 primarily reflects strong growth in net sales and unit sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar and a decline in net sales and unit sales of iPad.

Net sales in the Rest of Asia Pacific segment declined in 2014 compared to 2013 due to year-over-year reductions in net sales in all major product categories except Mac and reductions in unit sales of iPad. Net sales in 2014 were also negatively affected by the weakness in several foreign currencies relative to the U.S. dollar, including the Australian dollar.

Apple Inc. | 2015 Form 10-K | 27

Gross Margin

Gross margin for 2015, 2014 and 2013 is as follows (dollars in millions):

	2015	2014	2013
Net sales	$233,715	$182,795	$170,910
Cost of sales	140,089	112,258	106,606

Gross margin	$93,626	$70,537	$64,304

Gross margin percentage	40.1%	38.6%	37.6%

The year-over-year increase in the gross margin percentage in 2015 was driven primarily by a favorable shift in mix to products with higher margins and, to a lesser extent, by improved leverage on fixed costs from higher net sales. These positive factors were partially offset primarily by higher product cost structures and, to a lesser extent, by the effect of weakness in most foreign currencies relative to the U.S. dollar.

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

The Company anticipates gross margin during the first quarter of 2016 to be between 39% and 40%. The foregoing statement regarding the Company’s expected gross margin percentage in the first quarter of 2016 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for 2015, 2014 and 2013 are as follows (dollars in millions):

	2015	Change	2014	Change	2013
Research and development	$8,067	34%	$6,041	35%	$4,475
Percentage of total net sales	3%		3%		3%
Selling, general and administrative	$14,329	19%	$11,993	11%	$10,830
Percentage of total net sales	6%		7%		6%
Total operating expenses	$22,396	24%	$18,034	18%	$15,305
Percentage of total net sales	10%		10%		9%

Research and Development

The year-over-year growth in R&D expense in 2015 and 2014 was driven primarily by an increase in headcount and related expenses, including share-based compensation costs, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and updated products that are central to the Company’s core business strategy.

Selling, General and Administrative

The year-over-year growth in selling, general and administrative expense in 2015 and 2014 was primarily due to increased headcount and related expenses, including share-based compensation costs, and higher spending on marketing and advertising.

Apple Inc. | 2015 Form 10-K | 28

Other Income/(Expense), Net

Other income/(expense), net for 2015, 2014 and 2013 are as follows (dollars in millions):

	2015	Change	2014	Change	2013
Interest and dividend income	$2,921		$1,795		$1,616
Interest expense	(733)		(384)		(136)
Other expense, net	(903)		(431)		(324)

Total other income/(expense), net	$1,285	31%	$980	(15)%	$1,156

The increase in other income/(expense), net during 2015 compared to 2014 was due primarily to higher interest income, partially offset by higher expenses associated with foreign exchange activity and higher interest expense on debt. The decrease in other income and expense during 2014 compared to 2013 was due primarily to higher interest expense on debt and higher expenses associated with foreign exchange rate movements, partially offset by lower premium expenses on foreign exchange contracts and higher interest income. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.49%, 1.11% and 1.03% in 2015, 2014 and 2013, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for 2015, 2014 and 2013 are as follows (dollars in millions):

	2015	2014	2013
Provision for income taxes	$19,121	$13,973	$13,118
Effective tax rate	26.4%	26.1%	26.2%

The Company’s effective tax rates for 2015, 2014 and 2013 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during 2015 compared to 2014 was due primarily to higher foreign taxes. The effective tax rate in 2014 compared to 2013 was relatively flat.

As of September 26, 2015, the Company had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $7.8 billion and deferred tax liabilities of $24.1 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.

The U.S. Internal Revenue Service is currently examining the years 2010 through 2012, and all years prior to 2010 are closed. In addition, the Company is subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of September 26, 2015 the Company is unable to estimate the impact.

Apple Inc. | 2015 Form 10-K | 29

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended September 26, 2015, September 27, 2014 and September 28, 2013 (in millions):

	2015	2014	2013
Cash, cash equivalents and marketable securities	$205,666	$155,239	$146,761
Property, plant and equipment, net	$22,471	$20,624	$16,597
Commercial paper	$8,499	$6,308	$0
Total term debt	$55,963	$28,987	$16,960
Working capital	$8,768	$5,083	$29,628

Cash generated by operating activities	$81,266	$59,713	$53,666
Cash used in investing activities	$(56,274)	$(22,579)	$(33,774)
Cash used in financing activities	$(17,716)	$(37,549)	$(16,379)

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

As of September 26, 2015 and September 27, 2014, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $186.9 billion and $137.1 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During 2015, cash generated from operating activities of $81.3 billion was a result of $53.4 billion of net income, non-cash adjustments to net income of $16.2 billion and an increase in the net change in operating assets and liabilities of $11.7 billion. Cash used in investing activities of $56.3 billion during 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $44.4 billion and cash used to acquire property, plant and equipment of $11.2 billion. Cash used in financing activities of $17.7 billion during 2015 consisted primarily of cash used to repurchase common stock of $35.3 billion and cash used to pay dividends and dividend equivalents of $11.6 billion, partially offset by net proceeds from the issuance of term debt of $27.1 billion.

During 2014, cash generated from operating activities of $59.7 billion was a result of $39.5 billion of net income, non-cash adjustments to net income of $13.2 billion and an increase in net change in operating assets and liabilities of $7.0 billion. Cash used in investing activities of $22.6 billion during 2014 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $9.0 billion; cash used to acquire property, plant and equipment of $9.6 billion; and cash paid for business acquisitions, net of cash acquired, of $3.8 billion. Cash used in financing activities of $37.5 billion during 2014 consisted primarily of cash used to repurchase common stock of $45.0 billion and cash used to pay dividends and dividend equivalents of $11.1 billion, partially offset by net proceeds from the issuance of term debt and commercial paper of $12.0 billion and $6.3 billion, respectively.

Apple Inc. | 2015 Form 10-K | 30

Capital Assets

The Company’s capital expenditures were $11.2 billion during 2015. The Company anticipates utilizing approximately $15.0 billion for capital expenditures during 2016, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt

In 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 26, 2015, the Company had $8.5 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.14% and maturities generally less than nine months.

As of September 26, 2015, the Company has outstanding floating- and fixed-rate notes for an aggregate principal amount of $55.7 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes. The future principal payments for the Company’s Notes as of September 26, 2015 are as follows (in millions):

2016	$2,500
2017	3,500
2018	6,000
2019	3,775
2020	5,581
Thereafter	34,345

Total term debt	$55,701

Further information regarding the Company’s debt issuances and related hedging activity can be found in Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 6, “Debt.”

Capital Return Program

In April 2015, the Company’s Board of Directors increased the share repurchase program authorization from $90 billion to $140 billion of the Company’s common stock, increasing the expected total size of the capital return program to $200 billion. The Company expects to execute the capital return program by the end of March 2017 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to continue to access the debt markets, both domestically and internationally. As of September 26, 2015, $104 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

In April 2015, the Company’s Board of Directors raised the quarterly cash dividend by 11%. The Company plans to increase its dividend on an annual basis subject to declaration by the Board of Directors.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through September 26, 2015 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2015	$11,561	$6,000	$30,026	$1,499	$49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$35,739	$40,950	$63,026	$3,795	$143,510

Apple Inc. | 2015 Form 10-K | 31

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 26, 2015, and excludes amounts already recorded on the Consolidated Balance Sheet, except for term debt (in millions):

	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years	Total
Term debt	$2,500	$9,500	$9,356	$34,345	$55,701
Operating leases	772	1,518	1,389	2,592	6,271
Purchase commitments	29,464	0	0	0	29,464
Other obligations	4,553	1,898	53	757	7,261

Total	$37,289	$12,916	$10,798	$37,694	$98,697

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of September 26, 2015, the Company had a total of 463 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 26, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $6.3 billion, of which $3.6 billion related to leases for retail space.

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 26, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $29.5 billion.

Other Obligations

The Company’s other off-balance sheet obligations were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to inventory prepayments, advertising, licensing, R&D, internet and telecommunications services, energy and other obligations.

The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 26, 2015, the Company had non-current deferred tax liabilities of $24.1 billion. Additionally, as of September 26, 2015, the Company had gross unrecognized tax benefits of $6.9 billion and an additional $1.3 billion for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Indemnification

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of September 26, 2015 or September 27, 2014.

Apple Inc. | 2015 Form 10-K | 32

In September 2015, the Company introduced the iPhone Upgrade Program, which is available to customers who purchase an iPhone 6s and 6s Plus in one of its U.S. physical retail stores and activate the purchased iPhone with one of the four national carriers. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a new iPhone, provided certain conditions are met. One of the conditions of this program requires the customer to finance the initial purchase price of the iPhone with a third-party lender. Upon exercise of the trade-in right and purchase of a new iPhone, the Company satisfies the customer’s outstanding balance due to the third-party lender on the original device. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, accessories, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. For payment terms in excess of the Company’s standard payment terms, revenue is recognized as payments become due unless the Company has positive evidence that the sales price is fixed or determinable, such as a successful history of collection, without concession, on comparable arrangements. The Company recognizes revenue from the sale of hardware products, software bundled with hardware that is essential to the functionality of the hardware and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry-specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

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

Apple Inc. | 2015 Form 10-K | 33

For sales of qualifying versions of iOS devices, Mac, Apple Watch and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades to the device’s essential software and/or non-software services free of charge. Because the Company has neither VSOE nor TPE for the unspecified software upgrade rights or the non-software services, revenue is allocated to these rights and services based on the Company’s ESPs. Revenue allocated to the unspecified software upgrade rights and non-software services based on the Company’s ESPs is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided.

The Company’s process for determining ESPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. Should future facts and circumstances change, the Company’s ESPs and the future rate of related amortization for unspecified software upgrades and non-software services related to future sales of these devices could change. Factors subject to change include the unspecified software upgrade rights and non-software services offered, the estimated value of unspecified software upgrade rights and non-software services and the estimated period unspecified software upgrades and non-software services are expected to be provided.

The Company records reductions to revenue for estimated commitments related to price protection and other customer incentive programs. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For the Company’s other customer incentive programs, the estimated cost is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs that could result in reductions to future revenue. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. Management’s estimates are based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeems such incentives, the Company would be required to record additional reductions to revenue, which would have an adverse impact on the Company’s operating results.

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s operating results.

Inventory Valuation and Valuation of Manufacturing-Related Assets and Estimated Purchase Commitment Cancellation Fees

The Company must purchase components and build inventory in advance of product shipments and has invested in manufacturing-related assets, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.

The industries in which the Company competes are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. In certain circumstances the Company may be required to record additional write-downs of inventory and/or manufacturing-related assets. These circumstances include future demand or market conditions for the Company’s products being less favorable than forecasted, unforeseen technological changes or changes to the Company’s product development plans that negatively impact the utility of any of these assets, or significant deterioration in the financial condition of one or more of the Company’s suppliers that hold any of the Company’s manufacturing-related assets or to whom the Company has made an inventory prepayment. Such write-downs would adversely affect the Company’s financial condition and operating results in the period when the write-downs were recorded.

Apple Inc. | 2015 Form 10-K | 34

The Company accrues for estimated cancellation fees related to inventory orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders in each case based on projected demand. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. Purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, a change in the Company’s product development plans, or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees are identified and recorded.

Warranty Costs

The Company accrues for the estimated cost of warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside of the Company’s typical experience. The Company regularly reviews these estimates to assess the adequacy of its recorded warranty liabilities or the current installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s financial condition and operating results.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of its reported operating results. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will record an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Apple Inc. | 2015 Form 10-K | 35

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

Interest Rate Risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s investment portfolio and outstanding debt. While the Company is exposed to global interest rate fluctuations, the Company’s interest income and expense are most sensitive to fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities and the fair value of those securities, as well as costs associated with hedging and interest paid on the Company’s debt.

The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 26, 2015 and September 27, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.3 billion and $3.4 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

As of September 26, 2015 and September 27, 2014, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $56.0 billion and $29.0 billion, respectively. The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on these instruments are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 26, 2015 and September 27, 2014 to increase by $200 million and $110 million on an annualized basis, respectively.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. In addition, the Company has entered, and may enter in the future, into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses on its foreign-denominated debt issuances. The Company’s practice is to hedge a portion of its material foreign exchange exposures, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

Apple Inc. | 2015 Form 10-K | 36

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $342 million as of September 26, 2015 compared to a maximum one-day loss in fair value of $240 million as of September 27, 2014. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 26, 2015 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Apple Inc. | 2015 Form 10-K | 37

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Apple Inc. | 2015 Form 10-K | 38

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net sales	$233,715	$182,795	$170,910
Cost of sales	140,089	112,258	106,606

Gross margin	93,626	70,537	64,304

Operating expenses:
Research and development	8,067	6,041	4,475
Selling, general and administrative	14,329	11,993	10,830

Total operating expenses	22,396	18,034	15,305

Operating income	71,230	52,503	48,999
Other income/(expense), net	1,285	980	1,156

Income before provision for income taxes	72,515	53,483	50,155
Provision for income taxes	19,121	13,973	13,118

Net income	$53,394	$39,510	$37,037

Earnings per share:
Basic	$9.28	$6.49	$5.72
Diluted	$9.22	$6.45	$5.68

Shares used in computing earnings per share:
Basic	5,753,421	6,085,572	6,477,320
Diluted	5,793,069	6,122,663	6,521,634

Cash dividends declared per share	$1.98	$1.82	$1.64

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2015 Form 10-K | 39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net income	$53,394	$39,510	$37,037

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $201, $50 and $35, respectively	(411)	(137)	(112)
Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(441), $(297) and $(351), respectively	2,905	1,390	522
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $630, $(36) and $255, respectively	(3,497)	149	(458)

Total change in unrealized gains/losses on derivative instruments, net of tax	(592)	1,539	64

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $264, $(153) and $458, respectively	(483)	285	(791)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(32), $71 and $82, respectively	59	(134)	(131)

Total change in unrealized gains/losses on marketable securities, net of tax	(424)	151	(922)

Total other comprehensive income/(loss)	(1,427)	1,553	(970)

Total comprehensive income	$51,967	$41,063	$36,067

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2015 Form 10-K | 40

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

	September 26, 2015	September 27, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$21,120	$13,844
Short-term marketable securities	20,481	11,233
Accounts receivable, less allowances of $82 and $86, respectively	16,849	17,460
Inventories	2,349	2,111
Deferred tax assets	5,546	4,318
Vendor non-trade receivables	13,494	9,759
Other current assets	9,539	9,806

Total current assets	89,378	68,531
Long-term marketable securities	164,065	130,162
Property, plant and equipment, net	22,471	20,624
Goodwill	5,116	4,616
Acquired intangible assets, net	3,893	4,142
Other assets	5,556	3,764

Total assets	$290,479	$231,839

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$35,490	$30,196
Accrued expenses	25,181	18,453
Deferred revenue	8,940	8,491
Commercial paper	8,499	6,308
Current portion of long-term debt	2,500	0

Total current liabilities	80,610	63,448
Deferred revenue, non-current	3,624	3,031
Long-term debt	53,463	28,987
Other non-current liabilities	33,427	24,826

Total liabilities	171,124	120,292

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,578,753 and 5,866,161 shares issued and outstanding, respectively	27,416	23,313
Retained earnings	92,284	87,152
Accumulated other comprehensive income	(345)	1,082

Total shareholders’ equity	119,355	111,547

Total liabilities and shareholders’ equity	$290,479	$231,839

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2015 Form 10-K | 41

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except number of shares which are reflected in thousands)

	Common Stock and Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 29, 2012	6,574,458	$16,422	$101,289	$499	$118,210

Net income	0	0	37,037	0	37,037
Other comprehensive income/(loss)	0	0	0	(970)	(970)
Dividends and dividend equivalents declared	0	0	(10,676)	0	(10,676)
Repurchase of common stock	(328,837)	0	(22,950)	0	(22,950)
Share-based compensation	0	2,253	0	0	2,253
Common stock issued, net of shares withheld for employee taxes	48,873	(143)	(444)	0	(587)
Tax benefit from equity awards, including transfer pricing adjustments	0	1,232	0	0	1,232

Balances as of September 28, 2013	6,294,494	19,764	104,256	(471)	123,549

Net income	0	0	39,510	0	39,510
Other comprehensive income/(loss)	0	0	0	1,553	1,553
Dividends and dividend equivalents declared	0	0	(11,215)	0	(11,215)
Repurchase of common stock	(488,677)	0	(45,000)	0	(45,000)
Share-based compensation	0	2,863	0	0	2,863
Common stock issued, net of shares withheld for employee taxes	60,344	(49)	(399)	0	(448)
Tax benefit from equity awards, including transfer pricing adjustments	0	735	0	0	735

Balances as of September 27, 2014	5,866,161	23,313	87,152	1,082	111,547

Net income	0	0	53,394	0	53,394
Other comprehensive income/(loss)	0	0	0	(1,427)	(1,427)
Dividends and dividend equivalents declared	0	0	(11,627)	0	(11,627)
Repurchase of common stock	(325,032)	0	(36,026)	0	(36,026)
Share-based compensation	0	3,586	0	0	3,586
Common stock issued, net of shares withheld for employee taxes	37,624	(231)	(609)	0	(840)
Tax benefit from equity awards, including transfer pricing adjustments	0	748	0	0	748

Balances as of September 26, 2015	5,578,753	$27,416	$92,284	$(345)	$119,355

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2015 Form 10-K | 42

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Cash and cash equivalents, beginning of the year	$13,844	$14,259	$10,746

Operating activities:
Net income	53,394	39,510	37,037
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,257	7,946	6,757
Share-based compensation expense	3,586	2,863	2,253
Deferred income tax expense	1,382	2,347	1,141
Changes in operating assets and liabilities:
Accounts receivable, net	611	(4,232)	(2,172)
Inventories	(238)	(76)	(973)
Vendor non-trade receivables	(3,735)	(2,220)	223
Other current and non-current assets	(179)	167	1,080
Accounts payable	5,400	5,938	2,340
Deferred revenue	1,042	1,460	1,459
Other current and non-current liabilities	8,746	6,010	4,521

Cash generated by operating activities	81,266	59,713	53,666

Investing activities:
Purchases of marketable securities	(166,402)	(217,128)	(148,489)
Proceeds from maturities of marketable securities	14,538	18,810	20,317
Proceeds from sales of marketable securities	107,447	189,301	104,130
Payments made in connection with business acquisitions, net	(343)	(3,765)	(496)
Payments for acquisition of property, plant and equipment	(11,247)	(9,571)	(8,165)
Payments for acquisition of intangible assets	(241)	(242)	(911)
Other	(26)	16	(160)

Cash used in investing activities	(56,274)	(22,579)	(33,774)

Financing activities:
Proceeds from issuance of common stock	543	730	530
Excess tax benefits from equity awards	749	739	701
Taxes paid related to net share settlement of equity awards	(1,499)	(1,158)	(1,082)
Dividends and dividend equivalents paid	(11,561)	(11,126)	(10,564)
Repurchase of common stock	(35,253)	(45,000)	(22,860)
Proceeds from issuance of term debt, net	27,114	11,960	16,896
Change in commercial paper, net	2,191	6,306	0

Cash used in financing activities	(17,716)	(37,549)	(16,379)

Increase/(decrease) in cash and cash equivalents	7,276	(415)	3,513

Cash and cash equivalents, end of the year	$21,120	$13,844	$14,259

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$13,252	$10,026	$9,128
Cash paid for interest	$514	$339	$0

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2015 Form 10-K | 43

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2015, 2014 and 2013 ended on September 26, 2015, September 27, 2014 and September 28, 2013, respectively. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Fiscal years 2015, 2014 and 2013 each spanned 52 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

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

Apple Inc. | 2015 Form 10-K | 44

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. This includes amounts that have been deferred for unspecified and specified software upgrade rights and non-software services that are attached to hardware and software products. The Company sells gift cards redeemable at its retail and online stores, and also sells gift cards redeemable on iTunes Store, App Store, Mac App Store and iBooks Store for the purchase of digital content and software. The Company records deferred revenue upon the sale of the card, which is relieved upon redemption of the card by the customer. Revenue from AppleCare service and support contracts is deferred and recognized over the service coverage periods. AppleCare service and support contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.

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

For sales of qualifying versions of iPhone, iPad and iPod touch (“iOS devices”), Mac, Apple Watch and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades to the device’s essential software and/or non-software services free of charge. The Company has identified up to three deliverables regularly included in arrangements involving the sale of these devices. The first deliverable, which represents the substantial portion of the allocated sales price, is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with qualifying devices to receive on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software. The third deliverable is the non-software services to be provided to qualifying devices. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESPs. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the other conditions for revenue recognition have been met. Revenue allocated to the embedded unspecified software upgrade rights and the non-software services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable including, where applicable, prices charged by the Company and market trends in the pricing for similar offerings, product specific business objectives, length of time a particular version of a device has been available, estimated cost to provide the non-software services and the relative ESP of the upgrade rights and non-software services as compared to the total selling price of the product.

Beginning in September 2015, the Company reduced the combined ESPs for iOS devices and Mac between $5 and $10 to reflect the increase in competitive offers for similar products at little to no cost for users, which reduces the amount the Company could reasonably charge for these deliverables on a standalone basis.

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are classified as cost of sales.

Apple Inc. | 2015 Form 10-K | 45

Warranty Costs

The Company generally provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established and as a result software development costs were expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was $1.8 billion, $1.2 billion and $1.1 billion for 2015, 2014 and 2013, respectively.

Share-based Compensation

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock and restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an excess tax benefit is realized. In addition, the Company recognizes the indirect effects of share-based compensation on R&D tax credits, foreign tax credits and domestic manufacturing deductions in the Consolidated Statements of Operations. Further information regarding share-based compensation can be found in Note 9, “Benefit Plans.”

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 5, “Income Taxes” for additional information.

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

Apple Inc. | 2015 Form 10-K | 46

The following table shows the computation of basic and diluted earnings per share for 2015, 2014 and 2013 (net income in millions and shares in thousands):

	2015	2014	2013
Numerator:
Net income	$53,394	$39,510	$37,037
Denominator:
Weighted-average shares outstanding	5,753,421	6,085,572	6,477,320
Effect of dilutive securities	39,648	37,091	44,314

Weighted-average diluted shares	5,793,069	6,122,663	6,521,634

Basic earnings per share	$9.28	$6.49	$5.72
Diluted earnings per share	$9.22	$6.45	$5.68

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

Financial Instruments

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt and equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. Marketable equity securities, including mutual funds, are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The Company’s marketable debt and equity securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in earnings in the current period. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings in the current period.

For derivative instruments and foreign currency debt that hedge the exposure to changes in foreign currency exchange rates used for translation of the net investment in a foreign operation and that are designated as a net investment hedge, the net gain or loss on the effective portion of the derivative instrument is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this forward carry component are recognized in earnings in the current period.

Derivatives that do not qualify as hedges are adjusted to fair value through earnings in the current period.

Apple Inc. | 2015 Form 10-K | 47

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ ability to pay.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 26, 2015 and September 27, 2014, the Company’s inventories consist primarily of finished goods.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between one to five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $9.2 billion, $6.9 billion and $5.8 billion during 2015, 2014 and 2013, respectively.

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

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2015, 2014 and 2013. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. In 2015 and 2014, the Company’s goodwill was primarily allocated to the Americas and Europe reporting units.

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

Apple Inc. | 2015 Form 10-K | 48

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of September 26, 2015 and September 27, 2014 (in millions):

	2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,389	$0	$0	$11,389	$11,389	$0	$0

Level 1:
Money market funds	1,798	0	0	1,798	1,798	0	0
Mutual funds	1,772	0	(144)	1,628	0	1,628	0

Subtotal	3,570	0	(144)	3,426	1,798	1,628	0

Level 2:
U.S. Treasury securities	34,902	181	(1)	35,082	0	3,498	31,584
U.S. agency securities	5,864	14	0	5,878	841	767	4,270
Non-U.S. government securities	6,356	45	(167)	6,234	43	135	6,056
Certificates of deposit and time deposits	4,347	0	0	4,347	2,065	1,405	877
Commercial paper	6,016	0	0	6,016	4,981	1,035	0
Corporate securities	116,908	242	(985)	116,165	3	11,948	104,214
Municipal securities	947	5	0	952	0	48	904
Mortgage- and asset-backed securities	16,121	87	(31)	16,177	0	17	16,160

Subtotal	191,461	574	(1,184)	190,851	7,933	18,853	164,065

Total	$206,420	$574	$(1,328)	$205,666	$21,120	$20,481	$164,065

Apple Inc. | 2015 Form 10-K | 49

	2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$10,232	$0	$0	$10,232	$10,232	$0	$0

Level 1:
Money market funds	1,546	0	0	1,546	1,546	0	0
Mutual funds	2,531	1	(132)	2,400	0	2,400	0

Subtotal	4,077	1	(132)	3,946	1,546	2,400	0

Level 2:
U.S. Treasury securities	23,140	15	(9)	23,146	12	607	22,527
U.S. agency securities	7,373	3	(11)	7,365	652	157	6,556
Non-U.S. government securities	6,925	69	(69)	6,925	0	204	6,721
Certificates of deposit and time deposits	3,832	0	0	3,832	1,230	1,233	1,369
Commercial paper	475	0	0	475	166	309	0
Corporate securities	85,431	296	(241)	85,486	6	6,298	79,182
Municipal securities	940	8	0	948	0	0	948
Mortgage- and asset-backed securities	12,907	26	(49)	12,884	0	25	12,859

Subtotal	141,023	417	(379)	141,061	2,066	8,833	130,162

Total	$155,332	$418	$(511)	$155,239	$13,844	$11,233	$130,162

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term marketable securities generally range from one to five years.

As of September 26, 2015, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. In addition, the Company may use non-derivative financial instruments, such as its foreign currency-denominated debt, as economic hedges of its net investments in certain foreign subsidiaries. In both of these cases, the Company designates these instruments as net investment hedges.

Apple Inc. | 2015 Form 10-K | 50

The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies.

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of September 26, 2015 are expected to be recognized within 10 years.

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

The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 26, 2015 and September 27, 2014 (in millions):

	2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,442	$109	$1,551
Interest rate contracts	$394	$0	$394
Derivative liabilities (2):
Foreign exchange contracts	$905	$94	$999
Interest rate contracts	$13	$0	$13

Apple Inc. | 2015 Form 10-K | 51

	2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,332	$222	$1,554
Interest rate contracts	$81	$0	$81
Derivative liabilities (2):
Foreign exchange contracts	$41	$40	$81

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Consolidated Statements of Operations for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$3,592	$1,750	$891
Interest rate contracts	(111)	(15)	12

Total	$3,481	$1,735	$903

Net investment hedges:
Foreign exchange contracts	$167	$53	$143
Foreign currency debt	(71)	0	0

Total	$96	$53	$143

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$4,092	$(154)	$676
Interest rate contracts	(17)	(16)	(6)

Total	$4,075	$(170)	$670

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$337	$39	$0

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$(337)	$(39)	$0

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 26, 2015 and September 27, 2014 (in millions):

	2015		2014
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$70,054	$1,385	$42,945	$1,333
Interest rate contracts	$18,750	$394	$12,000	$89

Instruments not designated as accounting hedges:
Foreign exchange contracts	$49,190	$109	$38,510	$222

Apple Inc. | 2015 Form 10-K | 52

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. The net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion as of September 26, 2015 and $2.1 billion as of September 27, 2014.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 26, 2015 and September 27, 2014, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.2 billion and $1.6 billion, respectively, resulting in net derivative liabilities of $78 million and $549 million, respectively.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements.

As of September 26, 2015, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 12%. As of September 27, 2014, the Company had two customers that represented 10% or more of total trade receivables, one of which accounted for 16% and the other 13%. The Company’s cellular network carriers accounted for 71% and 72% of trade receivables as of September 26, 2015 and September 27, 2014, respectively.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from three of the Company’s vendors accounted for 38%, 18% and 14% of total vendor non-trade receivables as of September 26, 2015 and three of the Company’s vendors accounted for 51%, 16% and 14% of total vendor non-trade receivables as of September 27, 2014.

Note 3 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 26, 2015 and September 27, 2014 (in millions):

Property, Plant and Equipment, Net

	2015	2014
Land and buildings	$6,956	$4,863
Machinery, equipment and internal-use software	37,038	29,639
Leasehold improvements	5,263	4,513

Gross property, plant and equipment	49,257	39,015
Accumulated depreciation and amortization	(26,786)	(18,391)

Total property, plant and equipment, net	$22,471	$20,624

Apple Inc. | 2015 Form 10-K | 53

Other Non-Current Liabilities

	2015	2014
Deferred tax liabilities	$24,062	$20,259
Other non-current liabilities	9,365	4,567

Total other non-current liabilities	$33,427	$24,826

Other Income/(Expense), Net

The following table shows the detail of other income/(expense), net for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Interest and dividend income	$2,921	$1,795	$1,616
Interest expense	(733)	(384)	(136)
Other expense, net	(903)	(431)	(324)

Total other income/(expense), net	$1,285	$980	$1,156

Note 4 – Goodwill and Other Intangible Assets

On July 31, 2014, the Company completed the acquisitions of Beats Music, LLC, which offers a subscription streaming music service, and Beats Electronics, LLC, which makes Beats® headphones, speakers and audio software (collectively, “Beats”). The total purchase price consideration for these acquisitions was $2.6 billion, which consisted primarily of cash, of which $2.2 billion was allocated to goodwill, $636 million to acquired intangible assets and $258 million to net liabilities assumed. Concurrent with the close of the acquisitions, the Company repaid $295 million of existing Beats outstanding debt to third-party creditors. In conjunction with the Beats acquisitions, the Company issued approximately 5.1 million shares of its common stock to certain former equity holders of Beats. The restricted stock was valued at approximately $485 million based on the Company’s common stock on the acquisition date. The majority of these shares, valued at approximately $417 million, will vest over time based on continued employment with Apple.

The Company also completed various other business acquisitions during 2014 for an aggregate cash consideration, net of cash acquired, of $957 million, of which $828 million was allocated to goodwill, $257 million to acquired intangible assets and $128 million to net liabilities assumed.

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net intangible asset balances as of September 26, 2015 and September 27, 2014 (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$8,125	$(4,332)	$3,793	$7,127	$(3,085)	$4,042
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$8,225	$(4,332)	$3,893	$7,227	$(3,085)	$4,142

Amortization expense related to acquired intangible assets was $1.3 billion, $1.1 billion and $960 million in 2015, 2014 and 2013, respectively. As of September 26, 2015, the remaining weighted-average amortization period for acquired intangible assets is 3.6 years. The expected annual amortization expense related to acquired intangible assets as of September 26, 2015, is as follows (in millions):

2016	$1,288
2017	1,033
2018	786
2019	342
2020	166
Thereafter	178

Total	$3,793

Apple Inc. | 2015 Form 10-K | 54

Note 5 – Income Taxes

The provision for income taxes for 2015, 2014 and 2013, consisted of the following (in millions):

	2015	2014	2013
Federal:
Current	$11,730	$8,624	$9,334
Deferred	3,408	3,183	1,878

	15,138	11,807	11,212

State:
Current	1,265	855	1,084
Deferred	(220)	(178)	(311)

	1,045	677	773

Foreign:
Current	4,744	2,147	1,559
Deferred	(1,806)	(658)	(426)

	2,938	1,489	1,133

Provision for income taxes	$19,121	$13,973	$13,118

The foreign provision for income taxes is based on foreign pre-tax earnings of $47.6 billion, $33.6 billion and $30.5 billion in 2015, 2014 and 2013, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by subsidiaries organized in Ireland, which has a statutory tax rate of 12.5%. As of September 26, 2015, U.S. income taxes have not been provided on a cumulative total of $91.5 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be $30.0 billion.

As of September 26, 2015 and September 27, 2014, $186.9 billion and $137.1 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2015, 2014 and 2013) to income before provision for income taxes for 2015, 2014 and 2013, is as follows (dollars in millions):

	2015	2014	2013
Computed expected tax	$25,380	$18,719	$17,554
State taxes, net of federal effect	680	469	508
Indefinitely invested earnings of foreign subsidiaries	(6,470)	(4,744)	(4,614)
Domestic production activities deduction	(426)	(495)	(308)
Research and development credit, net	(171)	(88)	(287)
Other	128	112	265

Provision for income taxes	$19,121	$13,973	$13,118

Effective tax rate	26.4%	26.1%	26.2%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $748 million, $706 million and $643 million in 2015, 2014 and 2013, respectively, which were reflected as increases to common stock.

Apple Inc. | 2015 Form 10-K | 55

As of September 26, 2015 and September 27, 2014, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2015	2014
Deferred tax assets:
Accrued liabilities and other reserves	$4,205	$3,326
Basis of capital assets and investments	2,238	898
Deferred revenue	1,941	1,787
Deferred cost sharing	667	0
Share-based compensation	575	454
Unrealized losses	564	130
Other	721	227

Total deferred tax assets, net of valuation allowance of $0	10,911	6,822

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	26,868	21,544
Other	303	398

Total deferred tax liabilities	27,171	21,942

Net deferred tax liabilities	$(16,260)	$(15,120)

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

As of September 26, 2015, the total amount of gross unrecognized tax benefits was $6.9 billion, of which $2.5 billion, if recognized, would affect the Company’s effective tax rate. As of September 27, 2014, the total amount of gross unrecognized tax benefits was $4.0 billion, of which $1.4 billion, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2015, 2014 and 2013, is as follows (in millions):

	2015	2014	2013
Beginning Balance	$4,033	$2,714	$2,062
Increases related to tax positions taken during a prior year	2,056	1,295	745
Decreases related to tax positions taken during a prior year	(345)	(280)	(118)
Increases related to tax positions taken during the current year	1,278	882	626
Decreases related to settlements with taxing authorities	(109)	(574)	(592)
Decreases related to expiration of statute of limitations	(13)	(4)	(9)

Ending Balance	$6,900	$4,033	$2,714

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 26, 2015 and September 27, 2014, the total amount of gross interest and penalties accrued was $1.3 billion and $630 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2015, 2014 and 2013 of $709 million, $40 million and $189 million, respectively.

Apple Inc. | 2015 Form 10-K | 56

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service (the “IRS”) is currently examining the years 2010 through 2012, and all years prior to 2010 are closed. In addition, the Company is subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of September 26, 2015 the Company is unable to estimate the impact.

Note 6 – Debt

Commercial Paper

In 2014, the Board of Directors authorized the Company to issue unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company intends to use net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 26, 2015 and September 27, 2014, the Company had $8.5 billion and $6.3 billion of Commercial Paper outstanding, respectively, with a weighted-average interest rate of 0.14% and 0.12%, respectively, and maturities generally less than nine months.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2015 and 2014 (in millions):

	2015	2014
Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$5,293	$1,865
Maturities greater than 90 days:
Proceeds from commercial paper	3,851	4,771
Repayments of commercial paper	(6,953)	(330)

Maturities greater than 90 days, net	(3,102)	4,441

Total change in commercial paper, net	$2,191	$6,306

Long-Term Debt

As of September 26, 2015, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $55.7 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes.

Apple Inc. | 2015 Form 10-K | 57

The following table provides a summary of the Company’s term debt as of September 26, 2015 and September 27, 2014:

		2015		2014
	Maturities	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2016 – 2018	$3,000	0.51% – 1.10%	$3,000	0.51% – 1.10%
Fixed-rate 0.45% – 3.85% notes	2016 – 2043	14,000	0.51% – 3.91%	14,000	0.51% – 3.91%
2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 – 2019	2,000	0.37% – 0.60%	2,000	0.31% – 0.54%
Fixed-rate 1.05% – 4.45% notes	2017 – 2044	10,000	0.37% – 4.48%	10,000	0.30% – 4.48%
First quarter 2015 euro-denominated debt issuance of €2.8 billion:
Fixed-rate 1.000% notes	2022	1,558	2.94%	0	0
Fixed-rate 1.625% notes	2026	1,558	3.45%	0	0
Second quarter 2015 debt issuance of $6.5 billion:
Floating-rate notes	2020	500	0.56%	0	0
Fixed-rate 1.55% notes	2020	1,250	0.56%	0	0
Fixed-rate 2.15% notes	2022	1,250	0.87%	0	0
Fixed-rate 2.50% notes	2025	1,500	2.60%	0	0
Fixed-rate 3.45% notes	2045	2,000	3.58%	0	0
Second quarter 2015 Swiss franc-denominated debt issuance of SFr1.25 billion:
Fixed-rate 0.375% notes	2024	895	0.28%	0	0
Fixed-rate 0.750% notes	2030	384	0.74%	0	0
Third quarter 2015 debt issuance of $8.0 billion:
Floating-rate notes	2017	250	0.36%	0	0
Floating-rate notes	2020	500	0.61%	0	0
Fixed-rate 0.900% notes	2017	750	0.35%	0	0
Fixed-rate 2.000% notes	2020	1,250	0.61%	0	0
Fixed-rate 2.700% notes	2022	1,250	0.99%	0	0
Fixed-rate 3.200% notes	2025	2,000	1.22%	0	0
Fixed-rate 4.375% notes	2045	2,000	4.40%	0	0
Third quarter 2015 Japanese yen-denominated debt issuance of ¥250.0 billion:
Fixed-rate 0.35% notes	2020	2,081	0.35%	0	0
Fourth quarter 2015 British pound-denominated debt issuance of £1.25 billion:
Fixed-rate 3.05% notes	2029	1,148	3.79%	0	0
Fixed-rate 3.60% notes	2042	766	4.51%	0	0
Fourth quarter 2015 Australian dollar-denominated debt issuance of A$2.25 billion:
Floating-rate notes	2019	493	1.87%	0	0
Fixed-rate 2.85% notes	2019	282	1.89%	0	0
Fixed-rate 3.70% notes	2022	810	2.79%	0	0
Fourth quarter 2015 euro-denominated debt issuance of €2.0 billion:
Fixed-rate 1.375% notes	2024	1,113	3.30%	0	0
Fixed-rate 2.000% notes	2027	1,113	3.85%	0	0

Total term debt		55,701		29,000
Unamortized discount		(114)		(52)
Hedge accounting fair value adjustments		376		39
Less: Current portion of long-term debt		(2,500)		0

Total long-term debt		$53,463		$28,987

To manage foreign currency risk associated with the euro-denominated notes issued in the first quarter of 2015 and the British pound-denominated, Australian dollar-denominated and euro-denominated notes issued in the fourth quarter of 2015, the Company entered into currency swaps with an aggregate notional amount of $3.5 billion, $1.9 billion, $1.6 billion and $2.2 billion, respectively, which effectively converted these notes to U.S. dollar-denominated notes.

Apple Inc. | 2015 Form 10-K | 58

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

As of September 26, 2015, ¥250.0 billion of the Japanese yen-denominated notes was designated as a hedge of the foreign currency exposure of its net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of September 26, 2015, the carrying value of the debt designated as a net investment hedge was $2.1 billion.

For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $722 million, $381 million and $136 million of interest expense on its term debt for 2015, 2014 and 2013, respectively.

The future principal payments for the Company’s Notes as of September 26, 2015 are as follows (in millions):

2016	$2,500
2017	3,500
2018	6,000
2019	3,775
2020	5,581
Thereafter	34,345

Total term debt	$55,701

As of September 26, 2015 and September 27, 2014, the fair value of the Company’s Notes, based on Level 2 inputs, was $54.9 billion and $28.5 billion, respectively.

Note 7 – Shareholders’ Equity

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2015:
Fourth quarter	$0.52	$2,950
Third quarter	0.52	2,997
Second quarter	0.47	2,734
First quarter	0.47	2,750

Total cash dividends declared and paid	$1.98	$11,431

2014:
Fourth quarter	$0.47	$2,807
Third quarter	0.47	2,830
Second quarter	0.44	2,655
First quarter	0.44	2,739

Total cash dividends declared and paid	$1.82	$11,031

Future dividends are subject to declaration by the Board of Directors.

Apple Inc. | 2015 Form 10-K | 59

Share Repurchase Program

In the third quarter of 2015, the Company’s Board of Directors increased the share repurchase authorization to $140 billion of the Company’s common stock, of which $104 billion had been utilized as of September 26, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has entered, and in the future may enter, into accelerated share repurchase arrangements (“ASRs”) with financial institutions. In exchange for up-front payments, the financial institutions deliver shares of the Company’s common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheets in the periods the payments are made. The Company reflects the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative instruments.

The following table shows the Company’s ASR activity and related information during the years ended September 26, 2015 and September 27, 2014:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
May 2015 ASR	July 2015	48,293	(1)	$124.24	$6,000
August 2014 ASR	February 2015	81,525	(2)	$110.40	$9,000
January 2014 ASR	December 2014	134,247		$89.39	$12,000
April 2013 ASR	March 2014	172,548		$69.55	$12,000

(1)

Includes 38.3 million shares delivered and retired at the beginning of the purchase period, which began in the third quarter of 2015 and 10.0 million shares delivered and retired at the end of the purchase period, which concluded in the fourth quarter of 2015.

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

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2015:
Fourth quarter	121,802	$115.15	$14,026
Third quarter	31,231	$128.08	4,000
Second quarter	56,400	$124.11	7,000
First quarter	45,704	$109.40	5,000

Total open market common stock repurchases	255,137		$30,026

2014:
Fourth quarter	81,255	$98.46	$8,000
Third quarter	58,661	$85.23	5,000
Second quarter	79,749	$75.24	6,000
First quarter	66,847	$74.79	5,000

Total open market common stock repurchases	286,512		$24,000

Apple Inc. | 2015 Form 10-K | 60

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

The following table shows the pre-tax amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, for 2015 and 2014 (in millions):

Comprehensive Income Components	Financial Statement Line Item	2015	2014
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(2,432)	$449
	Cost of sales	(2,168)	(295)
	Other income/(expense), net	456	15
Interest rate contracts	Other income/(expense), net	17	16

		(4,127)	185
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	91	(205)

Total amounts reclassified from AOCI		$(4,036)	$(20)

The following table shows the changes in AOCI by component for 2015 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 28, 2013	$(105)	$(175)	$(191)	$(471)

Other comprehensive income/(loss) before reclassifications	(187)	1,687	438	1,938
Amounts reclassified from AOCI	0	185	(205)	(20)
Tax effect	50	(333)	(82)	(365)

Other comprehensive income/(loss)	(137)	1,539	151	1,553

Balance at September 27, 2014	(242)	1,364	(40)	1,082

Other comprehensive income/(loss) before reclassifications	(612)	3,346	(747)	1,987
Amounts reclassified from AOCI	0	(4,127)	91	(4,036)
Tax effect	201	189	232	622

Other comprehensive income/(loss)	(411)	(592)	(424)	(1,427)

Balance at September 26, 2015	$(653)	$772	$(464)	$(345)

Apple Inc. | 2015 Form 10-K | 61

Note 9 – Benefit Plans

2014 Employee Stock Plan

In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2014 Plan reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs cancelled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are cancelled or otherwise terminate, or are withheld to satisfy tax withholding obligations with respect to RSUs, will also be available for awards under the 2014 Plan. As of September 26, 2015, approximately 442.9 million shares were reserved for future issuance under the 2014 Plan.

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

1997 Director Stock Plan

The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 26, 2015, approximately 1.2 million shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2015, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 26, 2015, approximately 53.0 million shares were reserved for future issuance under the Purchase Plan.

Apple Inc. | 2015 Form 10-K | 62

401(k) Plan

The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($18,000 for calendar year 2015). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the 401(k) Plan were $200 million, $163 million and $135 million in 2015, 2014 and 2013, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for 2015, 2014 and 2013, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at September 29, 2012	105,037	$49.27
RSUs granted	39,415	$78.23
RSUs vested	(42,291)	$45.96
RSUs cancelled	(8,877)	$57.31

Balance at September 28, 2013	93,284	$62.24
RSUs granted	59,269	$74.54
RSUs vested	(43,111)	$57.29
RSUs cancelled	(5,620)	$68.47

Balance at September 27, 2014	103,822	$70.98
RSUs granted	45,587	$105.51
RSUs vested	(41,684)	$71.32
RSUs cancelled	(6,258)	$80.34

Balance at September 26, 2015	101,467	$85.77	$11,639

The fair value as of the respective vesting dates of RSUs was $4.8 billion, $3.4 billion and $3.1 billion for 2015, 2014 and 2013, respectively. The majority of RSUs that vested in 2015, 2014 and 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 14.1 million, 15.6 million and 15.5 million for 2015, 2014 and 2013, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $1.6 billion, $1.2 billion and $1.1 billion in 2015, 2014 and 2013, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Options

The Company had 1.2 million stock options outstanding as of September 26, 2015, with a weighted-average exercise price per share of $15.08 and weighted-average remaining contractual term of 4.1 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of September 26, 2015 was $120 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding. Total intrinsic value of options at time of exercise was $479 million, $1.5 billion and $1.0 billion for 2015, 2014 and 2013, respectively.

Apple Inc. | 2015 Form 10-K | 63

Share-based Compensation

The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Cost of sales	$575	$450	$350
Research and development	1,536	1,216	917
Selling, general and administrative	1,475	1,197	986

Total share-based compensation expense	$3,586	$2,863	$2,253

The income tax benefit related to share-based compensation expense was $1.2 billion, $1.0 billion and $816 million for 2015, 2014 and 2013, respectively. As of September 26, 2015, the total unrecognized compensation cost related to outstanding stock options, RSUs and restricted stock was $6.8 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Beginning accrued warranty and related costs	$4,159	$2,967	$1,638
Cost of warranty claims	(4,401)	(3,760)	(3,703)
Accruals for product warranty	5,022	4,952	5,032

Ending accrued warranty and related costs	$4,780	$4,159	$2,967

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of September 26, 2015 or September 27, 2014.

In September 2015, the Company introduced the iPhone Upgrade Program, which is available to customers who purchase an iPhone 6s and 6s Plus in one of its U.S. physical retail stores and activate the purchased iPhone with one of the four national carriers. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a new iPhone, provided certain conditions are met. One of the conditions of this program requires the customer to finance the initial purchase price of the iPhone with a third-party lender. Upon exercise of the trade-in right and purchase of a new iPhone, the Company satisfies the customer’s outstanding balance due to the third-party lender on the original device. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations.

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

Apple Inc. | 2015 Form 10-K | 64

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of September 26, 2015, the Company had a total of 463 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 26, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $6.3 billion, of which $3.6 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $794 million, $717 million and $645 million in 2015, 2014 and 2013, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 26, 2015, are as follows (in millions):

2016	$772
2017	774
2018	744
2019	715
2020	674
Thereafter	2,592

Total	$6,271

Other Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 26, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $29.5 billion.

Apple Inc. | 2015 Form 10-K | 65

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $7.3 billion as of September 26, 2015 that consisted of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to inventory prepayments, advertising, licensing, R&D, internet and telecommunications services, energy and other obligations.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, certain of which are discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although each reportable operating segment provides similar hardware and software products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its reportable operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable operating segments. Costs excluded from segment operating income include various corporate expenses such as R&D, corporate marketing expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.

Apple Inc. | 2015 Form 10-K | 66

The following table shows information by reportable operating segment for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Americas:
Net sales	$93,864	$80,095	$77,093
Operating income	$31,186	$26,158	$24,829

Europe:
Net sales	$50,337	$44,285	$40,980
Operating income	$16,527	$14,434	$12,767

Greater China:
Net sales	$58,715	$31,853	$27,016
Operating income	$23,002	$11,039	$8,499

Japan:
Net sales	$15,706	$15,314	$13,782
Operating income	$7,617	$6,904	$6,668

Rest of Asia Pacific:
Net sales	$15,093	$11,248	$12,039
Operating income	$5,518	$3,674	$3,762

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2015, 2014 and 2013 is as follows (in millions):

	2015	2014	2013
Segment operating income	$83,850	$62,209	$56,525
Research and development expense	(8,067)	(6,041)	(4,475)
Other corporate expenses, net	(4,553)	(3,665)	(3,051)

Total operating income	$71,230	$52,503	$48,999

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2015, 2014 and 2013. There was no single customer that accounted for more than 10% of net sales in 2015, 2014 or 2013. Net sales for 2015, 2014 and 2013 and long-lived assets as of September 26, 2015 and September 27, 2014 are as follows (in millions):

	2015	2014	2013
Net sales:
U.S.	$81,732	$68,909	$66,197
China (1)	56,547	30,638	25,946
Other countries	95,436	83,248	78,767

Total net sales	$233,715	$182,795	$170,910

	2015	2014
Long-lived assets:
U.S.	$12,022	$9,108
China (1)	8,722	9,477
Other countries	3,040	2,917

Total long-lived assets	$23,784	$21,502

(1)	China includes Hong Kong. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Apple Inc. | 2015 Form 10-K | 67

Net sales by product for 2015, 2014 and 2013 are as follows (in millions):

	2015	2014	2013
Net Sales by Product:
iPhone (1)	$155,041	$101,991	$91,279
iPad (1)	23,227	30,283	31,980
Mac (1)	25,471	24,079	21,483
Services (2)	19,909	18,063	16,051
Other Products (1)(3)	10,067	8,379	10,117

Total net sales	$233,715	$182,795	$170,910

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from the iTunes Store, App Store, Mac App Store, iBooks Store, Apple Music, AppleCare, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats products, iPod and Apple-branded and third-party accessories.

Note 12 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2015 and 2014 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015:
Net sales	$51,501	$49,605	$58,010	$74,599
Gross margin	$20,548	$19,681	$23,656	$29,741
Net income	$11,124	$10,677	$13,569	$18,024

Earnings per share (1):
Basic	$1.97	$1.86	$2.34	$3.08
Diluted	$1.96	$1.85	$2.33	$3.06

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014:
Net sales	$42,123	$37,432	$45,646	$57,594
Gross margin	$16,009	$14,735	$17,947	$21,846
Net income	$8,467	$7,748	$10,223	$13,072

Earnings per share (1):
Basic	$1.43	$1.29	$1.67	$2.08
Diluted	$1.42	$1.28	$1.66	$2.07

(1)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Apple Inc. | 2015 Form 10-K | 68

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 26, 2015 and September 27, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 26, 2015 and September 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 26, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 28, 2015

Apple Inc. | 2015 Form 10-K | 69

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Apple Inc. and our report dated October 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 28, 2015

Apple Inc. | 2015 Form 10-K | 70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 26, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 26, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Apple Inc. | 2015 Form 10-K | 71

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Directors, Corporate Governance and Executive Officers” in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after September 26, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference.

The Company has a code of ethics, “Business Conduct: The way we do business worldwide,” that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at investor.apple.com/corporate-governance.cfm. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or the NASDAQ Stock Market LLC.

Item 11.	Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors” and “Director Compensation-2015” under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after September 26, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after September 26, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after September 26, 2015 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after September 26, 2015 and is incorporated herein by reference.

Apple Inc. | 2015 Form 10-K | 72

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

Apple Inc. | 2015 Form 10-K | 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook TIMOTHY D. COOK	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2015

/s/ Luca Maestri LUCA MAESTRI	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 28, 2015

/s/ Chris Kondo CHRIS KONDO	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 28, 2015

/s/ Al Gore AL GORE	Director	October 28, 2015

/s/ Robert A. Iger ROBERT A. IGER	Director	October 28, 2015

/s/ Andrea Jung ANDREA JUNG	Director	October 28, 2015

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 28, 2015

/s/ Ronald D. Sugar RONALD D. SUGAR	Director	October 28, 2015

/s/ Susan L. Wagner SUSAN L. WAGNER	Director	October 28, 2015

Apple Inc. | 2015 Form 10-K | 74

EXHIBIT INDEX (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14

3.2	Amended and Restated Bylaws of the Registrant effective as of February 28, 2014.	8-K	3.2	3/5/14

4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06

4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13

4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13

4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14

4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14

4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15

4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15

4.8	Officer’s Certificate of the Registrant, dated as of June 10, 2015, including forms of global notes representing the 0.35% Notes due 2020.	8-K	4.1	6/10/15

4.9	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15

4.10	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15

10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09

10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10

10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10

10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

Apple Inc. | 2015 Form 10-K | 75

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12

10.8*	2014 Employee Stock Plan.	8-K	10.1	3/5/14

10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14

10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14

10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.11	9/27/14

10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.12	9/27/14

10.13*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14

10.14*	Offer Letter, dated August 1, 2013, from the Registrant to Angela Ahrendts.	10-Q	10.14	12/27/14

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)

Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Apple Inc. | 2015 Form 10-K | 76