Form 10-Q
period 2015-12-26
APPLE INC
filed 2016-01-27
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2015

or

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

Yes  ☐    No  ☒

5,544,583,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of January 8, 2016

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended December 26, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 26, 2015	December 27, 2014
Net sales	$75,872	$74,599
Cost of sales	45,449	44,858

Gross margin	30,423	29,741

Operating expenses:
Research and development	2,404	1,895
Selling, general and administrative	3,848	3,600

Total operating expenses	6,252	5,495

Operating income	24,171	24,246
Other income/(expense), net	402	170

Income before provision for income taxes	24,573	24,416
Provision for income taxes	6,212	6,392

Net income	$18,361	$18,024

Earnings per share:
Basic	$3.30	$3.08
Diluted	$3.28	$3.06

Shares used in computing earnings per share:
Basic	5,558,930	5,843,082
Diluted	5,594,127	5,881,803

Cash dividends declared per share	$0.52	$0.47

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended
	December 26, 2015	December 27, 2014
Net income	$18,361	$18,024

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(102)	(66)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	287	1,982
Adjustment for net (gains)/losses realized and included in net income, net of tax	(445)	(565)

Total change in unrealized gains/losses on derivative instruments, net of tax	(158)	1,417

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(922)	(456)
Adjustment for net (gains)/losses realized and included in net income, net of tax	47	(14)

Total change in unrealized gains/losses on marketable securities, net of tax	(875)	(470)

Total other comprehensive income/(loss)	(1,135)	881

Total comprehensive income	$17,226	$18,905

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands and par value)

	December 26, 2015	September 26, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$16,689	$21,120
Short-term marketable securities	21,385	20,481
Accounts receivable, less allowances of $63 in each period	12,953	16,849
Inventories	2,451	2,349
Vendor non-trade receivables	11,668	13,494
Other current assets	11,073	15,085

Total current assets	76,219	89,378

Long-term marketable securities	177,665	164,065
Property, plant and equipment, net	22,300	22,471
Goodwill	5,202	5,116
Acquired intangible assets, net	3,924	3,893
Other non-current assets	7,974	5,556

Total assets	$293,284	$290,479

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$33,312	$35,490
Accrued expenses	24,032	25,181
Deferred revenue	8,989	8,940
Commercial paper	7,259	8,499
Current portion of long-term debt	2,500	2,500

Total current liabilities	76,092	80,610

Deferred revenue, non-current	3,546	3,624
Long-term debt	53,204	53,463
Other non-current liabilities	32,175	33,427

Total liabilities	165,017	171,124

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,544,487 and 5,578,753 shares issued and outstanding, respectively	28,253	27,416
Retained earnings	101,494	92,284
Accumulated other comprehensive income/(loss)	(1,480)	(345)

Total shareholders’ equity	128,267	119,355

Total liabilities and shareholders’ equity	$293,284	$290,479

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended
	December 26, 2015	December 27, 2014
Cash and cash equivalents, beginning of the period	$21,120	$13,844

Operating activities:
Net income	18,361	18,024
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,954	2,575
Share-based compensation expense	1,078	888
Deferred income tax expense	1,592	2,197
Changes in operating assets and liabilities:
Accounts receivable, net	3,896	751
Inventories	(102)	(172)
Vendor non-trade receivables	1,826	(3,508)
Other current and non-current assets	(893)	(1,648)
Accounts payable	(852)	9,003
Deferred revenue	(29)	945
Other current and non-current liabilities	(368)	4,667

Cash generated by operating activities	27,463	33,722

Investing activities:
Purchases of marketable securities	(47,836)	(44,915)
Proceeds from maturities of marketable securities	3,514	2,807
Proceeds from sales of marketable securities	28,262	24,166
Payments made in connection with business acquisitions, net	(86)	(23)
Payments for acquisition of property, plant and equipment	(3,612)	(3,217)
Payments for acquisition of intangible assets	(394)	(48)
Other	(298)	65

Cash used in investing activities	(20,450)	(21,165)

Financing activities:
Proceeds from issuance of common stock	1	80
Excess tax benefits from equity awards	224	264
Payments for taxes related to net share settlement of equity awards	(597)	(512)
Payments for dividends and dividend equivalents	(2,969)	(2,801)
Repurchase of common stock	(6,863)	(5,030)
Proceeds from issuance of term debt, net	0	3,485
Change in commercial paper, net	(1,240)	(2,409)

Cash used in financing activities	(11,444)	(6,923)

Increase/(decrease) in cash and cash equivalents	(4,431)	5,634

Cash and cash equivalents, end of the period	$16,689	$19,478

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,398	$3,869
Cash paid for interest	$396	$202

See accompanying Notes to Condensed Consolidated Financial Statements.

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

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 26, 2015 (the “2015 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. The Company’s fiscal years 2016 and 2015 each include 52 weeks. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.

During the first quarter of 2016, the Company adopted an accounting standard that simplified the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company has adopted this accounting standard prospectively; accordingly, the prior period amounts in the Company’s Condensed Consolidated Balance Sheets within this Quarterly Report on Form 10-Q were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to the Company’s condensed consolidated financial statements.

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

The following table shows the computation of basic and diluted earnings per share for the three months ended December 26, 2015 and December 27, 2014 (net income in millions and shares in thousands):

	Three Months Ended
	December 26, 2015	December 27, 2014
Numerator:
Net income	$18,361	$18,024

Denominator:
Weighted-average shares outstanding	5,558,930	5,843,082
Effect of dilutive securities	35,197	38,721

Weighted-average diluted shares	5,594,127	5,881,803

Basic earnings per share	$3.30	$3.08
Diluted earnings per share	$3.28	$3.06

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of December 26, 2015 and September 26, 2015 (in millions):

	December 26, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,152	$0	$0	$11,152	$11,152	$0	$0

Level 1 (1):
Money market funds	3,517	0	0	3,517	3,517	0	0
Mutual funds	1,772	0	(206)	1,566	0	1,566	0

Subtotal	5,289	0	(206)	5,083	3,517	1,566	0

Level 2 (2):
U.S. Treasury securities	40,739	43	(108)	40,674	203	1,602	38,869
U.S. agency securities	5,307	2	(10)	5,299	469	865	3,965
Non-U.S. government securities	6,530	31	(201)	6,360	0	454	5,906
Certificates of deposit and time deposits	2,986	0	0	2,986	258	1,424	1,304
Commercial paper	2,236	0	0	2,236	1,089	895	252
Corporate securities	125,000	132	(1,684)	123,448	1	14,463	108,984
Municipal securities	946	3	(1)	948	0	28	920
Mortgage- and asset-backed securities	17,635	23	(105)	17,553	0	88	17,465

Subtotal	201,379	234	(2,109)	199,504	2,020	19,819	177,665

Total	$217,820	$234	$(2,315)	$215,739	$16,689	$21,385	$177,665

	September 26, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,389	$0	$0	$11,389	$11,389	$0	$0

Level 1 (1):
Money market funds	1,798	0	0	1,798	1,798	0	0
Mutual funds	1,772	0	(144)	1,628	0	1,628	0

Subtotal	3,570	0	(144)	3,426	1,798	1,628	0

Level 2 (2):
U.S. Treasury securities	34,902	181	(1)	35,082	0	3,498	31,584
U.S. agency securities	5,864	14	0	5,878	841	767	4,270
Non-U.S. government securities	6,356	45	(167)	6,234	43	135	6,056
Certificates of deposit and time deposits	4,347	0	0	4,347	2,065	1,405	877
Commercial paper	6,016	0	0	6,016	4,981	1,035	0
Corporate securities	116,908	242	(985)	116,165	3	11,948	104,214
Municipal securities	947	5	0	952	0	48	904
Mortgage- and asset-backed securities	16,121	87	(31)	16,177	0	17	16,160

Subtotal	191,461	574	(1,184)	190,851	7,933	18,853	164,065

Total	$206,420	$574	$(1,328)	$205,666	$21,120	$20,481	$164,065

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

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

As of December 26, 2015, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of December 26, 2015 are expected to be recognized within nine years.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 26, 2015 and September 26, 2015 (in millions):

	December 26, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,021	$275	$1,296
Interest rate contracts	$313	$0	$313

Derivative liabilities (2):
Foreign exchange contracts	$877	$157	$1,034
Interest rate contracts	$30	$0	$30

	September 26, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,442	$109	$1,551
Interest rate contracts	$394	$0	$394

Derivative liabilities (2):
Foreign exchange contracts	$905	$94	$999
Interest rate contracts	$13	$0	$13

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Condensed Consolidated Statements of Operations for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	December 26, 2015	December 27, 2014
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$326	$2,501
Interest rate contracts	8	(4)

Total	$334	$2,497

Net investment hedges:
Foreign exchange contracts	$0	$118
Foreign currency debt	10	0

Total	$10	$118

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$515	$667
Interest rate contracts	(4)	(4)

Total	$511	$663

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(111)	$117

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$111	$(117)

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 26, 2015 and September 26, 2015 (in millions):

	December 26, 2015		September 26, 2015
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$59,305	$1,021	$70,054	$1,385
Interest rate contracts	$18,750	$313	$18,750	$394

Instruments not designated as accounting hedges:
Foreign exchange contracts	$48,365	$275	$49,190	$109

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. The net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $660 million as of December 26, 2015 and $1.0 billion as of September 26, 2015.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 26, 2015 and September 26, 2015, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.7 billion and $2.2 billion, respectively, resulting in net derivative liabilities of $116 million and $78 million, respectively.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of December 26, 2015, there was no single customer that accounted for 10% or more of total trade receivables. As of September 26, 2015, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 12%. The Company’s cellular network carriers accounted for 50% and 71% of trade receivables as of December 26, 2015 and September 26, 2015, respectively.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 51%, 14% and 10% of total vendor non-trade receivables as of December 26, 2015 and three of the Company’s vendors accounted for 38%, 18% and 14% of total vendor non-trade receivables as of September 26, 2015.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 26, 2015 and September 26, 2015 (in millions):

Property, Plant and Equipment, Net

	December 26, 2015	September 26, 2015
Land and buildings	$7,729	$6,956
Machinery, equipment and internal-use software	38,039	37,038
Leasehold improvements	5,574	5,263

Gross property, plant and equipment	51,342	49,257
Accumulated depreciation and amortization	(29,042)	(26,786)

Total property, plant and equipment, net	$22,300	$22,471

Other Non-Current Liabilities

	December 26, 2015	September 26, 2015
Deferred tax liabilities	$21,617	$24,062
Other non-current liabilities	10,558	9,365

Total other non-current liabilities	$32,175	$33,427

Other Income/(Expense), Net

The following table shows the detail of other income/(expense), net for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Interest and dividend income	$941	$654
Interest expense	(276)	(131)
Other expense, net	(263)	(353)

Total other income/(expense), net	$402	$170

Note 4 – Acquired Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net acquired intangible asset balances as of December 26, 2015 and September 26, 2015 (in millions):

	December 26, 2015			September 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$8,490	$(4,666)	$3,824	$8,125	$(4,332)	$3,793
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$8,590	$(4,666)	$3,924	$8,225	$(4,332)	$3,893

Note 5 – Income Taxes

As of December 26, 2015, the Company recorded gross unrecognized tax benefits of $7.4 billion, of which $2.7 billion, if recognized, would affect the Company’s effective tax rate. As of September 26, 2015, the total amount of gross unrecognized tax benefits was $6.9 billion, of which $2.5 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $1.4 billion and $1.3 billion of gross interest and penalties accrued as of December 26, 2015 and September 26, 2015, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of December 26, 2015 the Company is unable to estimate the impact.

Note 6 – Debt

Commercial Paper

The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 26, 2015 and September 26, 2015, the Company had $7.3 billion and $8.5 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.20% as of December 26, 2015 and 0.14% as of September 26, 2015.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$(393)	$62

Maturities greater than 90 days:
Proceeds from commercial paper	492	197
Repayments of commercial paper	(1,339)	(2,668)

Proceeds from (repayments of) commercial paper, net	(847)	(2,471)

Total change in commercial paper, net	$(1,240)	$(2,409)

Long-Term Debt

As of December 26, 2015, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $55.5 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of December 26, 2015 and September 26, 2015:

	Maturities	December, 26, 2015		September 26, 2015
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2016 - 2018	$3,000	0.51% - 1.10%	$3,000	0.51% - 1.10%
Fixed-rate 0.45% - 3.85% notes	2016 - 2043	14,000	0.51% - 3.91%	14,000	0.51% - 3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 - 2019	2,000	0.41% - 0.64%	2,000	0.37% - 0.60%
Fixed-rate 1.05% - 4.45% notes	2017 - 2044	10,000	0.40% - 4.48%	10,000	0.37% - 4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2017 - 2020	1,755	0.41% - 1.87%	1,743	0.36% - 1.87%
Fixed-rate 0.35% - 4.375% notes	2017 - 2045	24,793	0.28% - 4.51%	24,958	0.28% - 4.51%

Total term debt		55,548		55,701

Unamortized discount		(109)		(114)
Hedge accounting fair value adjustments		265		376
Less: Current portion of long-term debt		(2,500)		(2,500)

Total long-term debt		$53,204		$53,463

As of December 26, 2015, ¥118.0 billion of Japanese yen-denominated notes was designated as a hedge of the foreign currency exposure of its net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of December 26, 2015 and September 26, 2015, the carrying value of the debt designated as a net investment hedge was $1.0 billion and $2.1 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $271 million and $128 million of interest expense on its term debt for the three months ended December 26, 2015 and December 27, 2014, respectively.

As of December 26, 2015 and September 26, 2015, the fair value of the Company’s Notes, based on Level 2 inputs, was $55.1 billion and $54.9 billion, respectively.

Note 7 – Shareholders’ Equity

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2016:
First quarter	$0.52	$2,898

2015:
Fourth quarter	$0.52	$2,950
Third quarter	0.52	2,997
Second quarter	0.47	2,734
First quarter	0.47	2,750

Total cash dividends declared and paid	$1.98	$11,431

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In 2015, the Company’s Board of Directors increased the share repurchase authorization to $140 billion of the Company’s common stock, of which $110 billion had been utilized as of December 26, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The following table shows the Company’s ASR activity and related information during the three months ended December 26, 2015 and the year ended September 26, 2015:

	Purchase Period End Date	Number of Shares (in thousands)	Average Repurchase Price Per Share	ASR Amount (in millions)
November 2015 ASR	April 2016	20,382 (1)	$(1)	$3,000
May 2015 ASR	July 2015	48,293	$124.24	$6,000
August 2014 ASR	February 2015	81,525	$110.40	$9,000
January 2014 ASR	December 2014	134,247	$89.39	$12,000

(1)

“Number of Shares” represents those shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period. The November 2015 ASR purchase period will end in or before April 2016.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2016:
First quarter	25,984	$115.45	$3,000

2015:
Fourth quarter	121,802	$115.15	$14,026
Third quarter	31,231	$128.08	4,000
Second quarter	56,400	$124.11	7,000
First quarter	45,704	$109.40	5,000

Total open market common stock repurchases	255,137		$30,026

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

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three months ended December 26, 2015 and December 27, 2014 (in millions):

Comprehensive Income Components	Financial Statement Line Item	December 26, 2015	December 27, 2014
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(329)	$(449)
	Cost of sales	(306)	(313)
	Other income/(expense), net	120	95
Interest rate contracts	Other income/(expense), net	4	4

		(511)	(663)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	73	(22)

Total amounts reclassified from AOCI		$(438)	$(685)

The following table shows the changes in AOCI by component for the three months ended December 26, 2015 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 26, 2015	$(653)	$772	$(464)	$(345)

Other comprehensive income/(loss) before reclassifications	(121)	325	(1,430)	(1,226)
Amounts reclassified from AOCI	0	(511)	73	(438)
Tax effect	19	28	482	529

Other comprehensive income/(loss)	(102)	(158)	(875)	(1,135)

Balance at December 26, 2015	$(755)	$614	$(1,339)	$(1,480)

Note 9 – Benefit Plans

Stock Plans

The Company had 376.5 million shares reserved for future issuance under its stock plans as of December 26, 2015. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

Rule 10b5-1 Trading Plans

During the three months ended December 26, 2015, Section 16 officers Timothy D. Cook, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three months ended December 26, 2015 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at September 26, 2015	101,467	$85.77
RSUs granted	41,082	$111.31
RSUs vested	(17,923)	$79.24
RSUs cancelled	(1,282)	$90.95

Balance at December 26, 2015	123,344	$95.09	$13,325

RSUs that vested during the three months ended December 26, 2015 and December 27, 2014 had fair values of $2.0 billion and $1.7 billion, respectively, as of the vesting date.

Stock Options

The Company had 1.1 million stock options outstanding as of December 26, 2015, with a weighted-average exercise price per share of $15.24 and weighted-average remaining contractual term of 4.0 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of December 26, 2015 was $106 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

Share-Based Compensation

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Cost of sales	$204	$140
Research and development	466	374
Selling, general and administrative	408	374

Total share-based compensation expense	$1,078	$888

The income tax benefit related to share-based compensation expense was $413 million and $351 million for the three months ended December 26, 2015 and December 27, 2014, respectively. As of December 26, 2015, the total unrecognized compensation cost related to outstanding stock options, RSUs and restricted stock was $10.0 billion, which the Company expects to recognize over a weighted-average period of 3.0 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Beginning accrued warranty and related costs	$4,780	$4,159
Cost of warranty claims	(1,269)	(1,044)
Accruals for product warranty	1,725	2,080

Ending accrued warranty and related costs	$5,236	$5,195

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

The Company offers an iPhone Upgrade Program, which is available to customers who purchase an iPhone 6s and 6s Plus in one of its U.S. physical retail stores and activate the purchased iPhone with one of the four national carriers. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a new iPhone, provided certain conditions are met. One of the conditions of this program requires the customer to finance the initial purchase price of the iPhone with a third-party lender. Upon exercise of the trade-in right and purchase of a new iPhone, the Company satisfies the customer’s outstanding balance due to the third-party lender on the original device. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of December 26, 2015, the Company had a total of 469 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 26, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $6.6 billion, of which $3.7 billion related to leases for retail space.

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

Apple Inc. v. Samsung Electronics Co., Ltd., et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd. and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Samsung Electronics Co., Ltd. paid $548 million to the Company in December 2015, which was included in net sales in the Condensed Consolidated Statement of Operations. Because the March 6, 2014 ruling remains subject to further proceedings, the Company has not recognized any further amounts in its results of operations.

Note 11 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although each reportable operating segment provides similar hardware and software products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2015 Form 10-K.

The Company evaluates the performance of its reportable operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable operating segments. Costs excluded from segment operating income include various corporate expenses such as research and development, corporate marketing expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by reportable operating segment for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Americas:
Net sales	$29,325	$30,566
Operating income	$10,018	$10,701

Europe:
Net sales	$17,932	$17,214
Operating income	$5,779	$5,882

Greater China:
Net sales	$18,373	$16,144
Operating income	$7,576	$6,366

Japan:
Net sales	$4,794	$5,448
Operating income	$2,240	$2,488

Rest of Asia Pacific:
Net sales	$5,448	$5,227
Operating income	$2,032	$1,849

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 26, 2015 and December 27, 2014 (in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Segment operating income	$27,645	$27,286
Research and development expense	(2,404)	(1,895)
Other corporate expenses, net	(1,070)	(1,145)

Total operating income	$24,171	$24,246

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 26, 2015 (the “2015 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Overview and Highlights

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, OS X®, watchOS™ and tvOS™operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music™ (collectively “Internet Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Internet Services, which allows customers to discover and download digital content, iOS, Mac, Apple Watch and Apple TV applications, and books through either a Mac or Windows-based computer or through iPhone, iPad and iPod touch® devices (“iOS devices”) and Apple Watch. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

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

First Quarter Fiscal 2016 Highlights

Net sales grew 2% or $1.3 billion during the first quarter of 2016 compared to the first quarter of 2015, primarily driven by strong growth in Other Products and in Services, partially offset by lower iPad net sales. Additionally, the effect of weakness in most foreign currencies relative to the U.S. dollar negatively impacted the Company’s net sales. Other Products and Services net sales increased in all of the Company’s reportable operating segments.

During the first quarter of 2016, the Company released OS X El Capitan, its 12th major release of OS X, and its new tvOS™ operating system. Additionally, the Company began shipping iPad Pro and the new Apple TV, and launched its Apple TV App Store.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product during the three months ended December 26, 2015 and December 27, 2014 (dollars in millions and units in thousands):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net Sales by Operating Segment:
Americas	$29,325	$30,566	(4)%
Europe	17,932	17,214	4%
Greater China	18,373	16,144	14%
Japan	4,794	5,448	(12)%
Rest of Asia Pacific	5,448	5,227	4%

Total net sales	$75,872	$74,599	2%

Net Sales by Product:
iPhone (1)	$51,635	$51,182	1%
iPad (1)	7,084	8,985	(21)%
Mac (1)	6,746	6,944	(3)%
Services (2)	6,056	4,799	26%
Other Products (1)(3)	4,351	2,689	62%

Total net sales	$75,872	$74,599	2%

Unit Sales by Product:
iPhone	74,779	74,468	0%
iPad	16,122	21,419	(25)%
Mac	5,312	5,519	(4)%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Internet Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the first quarter of 2016 and 2015 (dollars in millions and units in thousands):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$51,635	$51,182	1%
Percentage of total net sales	68%	69%
Unit sales	74,779	74,468	0%

iPhone net sales and unit sales during the first quarter of 2016 were slightly higher than the first quarter of 2015. Overall average selling prices (“ASPs”) for iPhone were flat year-over-year.

iPad

The following table presents iPad net sales and unit sales information for the first quarter of 2016 and 2015 (dollars in millions and units in thousands):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$7,084	$8,985	(21)%
Percentage of total net sales	9%	12%
Unit sales	16,122	21,419	(25)%

Net sales and unit sales for iPad declined during the first quarter of 2016 compared to the first quarter of 2015. The Company believes the decline in iPad sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company’s other products. iPad ASPs increased by 5% year-over-year due primarily to a shift in mix to higher-priced iPads, including iPad Pro, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.

Mac

The following table presents Mac net sales and unit sales information for the first quarter of 2016 and 2015 (dollars in millions and units in thousands):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$6,746	$6,944	(3)%
Percentage of total net sales	9%	9%
Unit sales	5,312	5,519	(4)%

Mac unit sales declined 4% on a year-over-year basis, which was less than the contraction in the overall personal computer market during the same period. Mac ASPs during the first quarter of 2016 were flat compared to the first quarter of 2015.

Services

The following table presents net sales information of Services for the first quarter of 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$6,056	$4,799	26%
Percentage of total net sales	8%	6%

During the first quarter of 2016, the Company received $548 million from Samsung Electronics Co., Ltd. related to its patent infringement lawsuit, which was recorded as licensing net sales within Services. The remainder of the year-over-year growth in net sales of Services was due primarily to higher App Store and AppleCare sales.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although, each reportable operating segment provides similar hardware and software products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable operating segments can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 11, “Segment Information and Geographic Data.”

Americas

The following table presents Americas net sales information for the first quarter of 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$29,325	$30,566	(4)%
Percentage of total net sales	39%	41%

Americas net sales decreased during the first quarter of 2016 compared to the first quarter of 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by an increase in net sales of Other Products.

Europe

The following table presents Europe net sales information for the first quarter of 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$17,932	$17,214	4%
Percentage of total net sales	24%	23%

The year-over-year increase in Europe net sales during the first quarter of 2016 was driven primarily by growth in net sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Greater China

The following table presents Greater China net sales information for the first quarter of 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$18,373	$16,144	14%
Percentage of total net sales	24%	22%

The Greater China segment experienced year-over-year growth in net sales during the first quarter of 2016 that was significantly higher than the growth rate for the Company overall. Greater China experienced year-over-year increases in net sales driven primarily by strong iPhone performance, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Japan

The following table presents Japan net sales information for the first quarter of 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$4,794	$5,448	(12)%
Percentage of total net sales	6%	7%

Japan net sales decreased during the first quarter of 2016 compared to the first quarter of 2015 due primarily to lower net sales of iPhone and the effect of weakness in the Japanese yen relative to the U.S. dollar, partially offset by higher net sales of Services.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the first quarter of 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Net sales	$5,448	$5,227	4%
Percentage of total net sales	7%	7%

The year-over-year increase in Rest of Asia Pacific net sales during the first quarter of 2016 primarily reflects higher demand for iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Gross Margin

Gross margin for the first quarter of 2016 and 2015 was as follows (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Net sales	$75,872	$74,599
Cost of sales	45,449	44,858

Gross margin	$30,423	$29,741

Gross margin percentage	40.1%	39.9%

The year-over-year increase in the gross margin percentage during the first quarter of 2016 was driven primarily by a favorable shift in mix to products with higher margins, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.

The Company anticipates gross margin during the second quarter of 2016 to be between 39% and 39.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the second quarter of 2016 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the first quarter of 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Research and development	$2,404	$1,895	27%
Percentage of total net sales	3%	3%

Selling, general and administrative	$3,848	$3,600	7%
Percentage of total net sales	5%	5%

Total operating expenses	$6,252	$5,495	14%
Percentage of total net sales	8%	7%

Research and Development

The year-over-year increase in R&D expense during the first quarter of 2016 was driven primarily by an increase in headcount and related expenses, including share-based compensation costs, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and updated products that are central to the Company’s core business strategy.

Selling, General and Administrative

The year-over-year increase in selling, general and administrative expense during the first quarter of 2016 was due primarily to increased headcount and related expenses, including share-based compensation costs.

Other Income/(Expense), Net

Other income/(expense), net for the first quarter of 2016 and 2015 was as follows (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
Interest and dividend income	$941	$654
Interest expense	(276)	(131)
Other expense, net	(263)	(353)

Total other income/(expense), net	$402	$170	136%

The increase in other income/(expense), net during the first quarter of 2016 compared to the first quarter of 2015 was due primarily to lower expenses associated with foreign exchange activity and higher interest income, partially offset by higher interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.65% and 1.41% in the first quarter of 2016 and 2015, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the first quarter of 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	December 26, 2015	December 27, 2014
Provision for income taxes	$6,212	$6,392
Effective tax rate	25.3%	26.2%

The Company’s effective tax rates for the first quarter of 2016 and 2015 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the first quarter of 2016 compared to the first quarter of 2015 was due primarily to a different geographic mix of earnings as well as the retroactive reinstatement of the U.S. federal R&D tax credit.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of December 26, 2015 the Company is unable to estimate the impact.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

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

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of and during the three months ended December 26, 2015 and September 26, 2015 (in millions):

	December 26, 2015	September 26, 2015
Cash, cash equivalents and marketable securities	$215,739	$205,666
Property, plant and equipment, net	$22,300	$22,471
Commercial paper	$7,259	$8,499
Total term debt	$55,704	$55,963
Working capital	$127	$8,768

	Three Months Ended
	December 26, 2015	December 27, 2014
Cash generated by operating activities	$27,463	$33,722
Cash used in investing activities	$(20,450)	$(21,165)
Cash used in financing activities	$(11,444)	$(6,923)

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

As of December 26, 2015 and September 26, 2015, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $200.1 billion and $186.9 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the three months ended December 26, 2015, cash generated from operating activities of $27.5 billion was a result of $18.4 billion of net income, non-cash adjustments to net income of $5.6 billion and an increase in the net change in operating assets and liabilities of $3.5 billion. Cash used in investing activities of $20.5 billion during the three months ended December 26, 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $16.1 billion and cash used to acquire property, plant and equipment of $3.6 billion. Cash used in financing activities of $11.4 billion during the three months ended December 26, 2015 consisted primarily of cash used to repurchase common stock of $6.9 billion, and cash used to pay dividends and dividend equivalents of $3.0 billion.

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

Capital Assets

The Company’s capital expenditures were $2.3 billion during the first quarter of 2016. The Company anticipates utilizing approximately $15.0 billion for capital expenditures during 2016, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt

The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 26, 2015, the Company had $7.3 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.20% and maturities generally less than nine months.

As of December 26, 2015, the Company has outstanding floating- and fixed-rate notes for an aggregate principal amount of $55.5 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes.

Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 2, “Financial Instruments” and Note 6, “Debt.”

Capital Return Program

In April 2015, the Company’s Board of Directors increased the share repurchase program authorization from $90 billion to $140 billion of the Company’s common stock, increasing the expected total size of the capital return program to $200 billion. The Company expects to execute the capital return program by the end of March 2017 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. To assist in funding its capital return program, the Company expects to continue to access the debt markets, both domestically and internationally. As of December 26, 2015, $110 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

In April 2015, the Company’s Board of Directors raised the quarterly cash dividend by 11%. The Company plans to increase its dividend on an annual basis subject to declaration by the Board of Directors.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through December 26, 2015 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q1 2016	$2,969	$3,000	$3,000	$597	$9,566
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$38,708	$43,950	$66,026	$4,392	$153,076

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

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of December 26, 2015, the Company had a total of 469 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of December 26, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $6.6 billion, of which $3.7 billion related to leases for retail space.

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of December 26, 2015, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $20.7 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $7.9 billion as of December 26, 2015 that consisted of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to inventory prepayments, advertising, licensing, R&D, internet and telecommunications services, energy and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 26, 2015, the Company had non-current deferred tax liabilities of $21.6 billion. Additionally, as of December 26, 2015, the Company had gross unrecognized tax benefits of $7.4 billion and an additional $1.4 billion for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

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

The Company offers an iPhone Upgrade Program, which is available to customers who purchase an iPhone 6s and 6s Plus in one of its U.S. physical retail stores and activate the purchased iPhone with one of the four national carriers. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a new iPhone, provided certain conditions are met. One of the conditions of this program requires the customer to finance the initial purchase price of the iPhone with a third-party lender. Upon exercise of the trade-in right and purchase of a new iPhone, the Company satisfies the customer’s outstanding balance due to the third-party lender on the original device. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2015 Form 10-K, and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2015 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2015 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 26, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2015 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the global smartphone market. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company competes with business models that provide content to users for free. The Company also competes with illegitimate means to obtain third-party digital content and applications. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

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

The Company contracts with numerous third parties to offer their digital content to customers. This includes the right to sell currently available music, movies, TV shows and books. The licensing or other distribution arrangements with these third parties are for relatively short terms and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license or otherwise distribute their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make available third-party digital content, or to make available such content on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 26, 2015, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Share repurchase activity during the three months ended December 26, 2015 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2015 to October 31, 2015:
Open market and privately negotiated purchases	12,638		$112.58	12,638

November 1, 2015 to November 28, 2015:
November 2015 ASR	20,382	(2)	(2)	20,382 (2)
Open market and privately negotiated purchases	13,346		$118.18	13,346

November 29, 2015 to December 26, 2015:
Open market and privately negotiated purchases	0		$0	0

Total	46,366				$30,024

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013, to $90 billion in April 2014 and to $140 billion in April 2015. As of December 26, 2015, $110 billion of the $140 billion had been utilized. The remaining $30 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 26, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

In November 2015, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $3.0 billion of the Company’s common stock. In exchange for an up-front payment of $3.0 billion, the financial institution committed to deliver shares during the ASR’s purchase period, which will end in or before April 2016. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. During the first quarter of 2016, 20.4 million shares were delivered and retired under the November 2015 ASR, and the final number of shares to be delivered will be determined at the conclusion of the purchase period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.2	Amended and Restated Bylaws of the Registrant effective as of December 21, 2015.	8-K	3.2	12/22/15

10.15*, **	Form of Restricted Stock Unit Award Agreement under the 1997 Director Stock Plan as of November 17, 2015.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Inc.

January 27, 2016	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer