Form 10-Q
period 2016-03-26
APPLE INC
filed 2016-04-27
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

or

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

Yes  ☐    No  ☒

5,477,425,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of April 8, 2016

Apple Inc.

Form 10-Q

For the Fiscal Quarter Ended March 26, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net sales	$50,557	$58,010	$126,429	$132,609
Cost of sales	30,636	34,354	76,085	79,212

Gross margin	19,921	23,656	50,344	53,397

Operating expenses:
Research and development	2,511	1,918	4,915	3,813
Selling, general and administrative	3,423	3,460	7,271	7,060

Total operating expenses	5,934	5,378	12,186	10,873

Operating income	13,987	18,278	38,158	42,524
Other income/(expense), net	155	286	557	456

Income before provision for income taxes	14,142	18,564	38,715	42,980
Provision for income taxes	3,626	4,995	9,838	11,387

Net income	$10,516	$13,569	$28,877	$31,593

Earnings per share:
Basic	$1.91	$2.34	$5.22	$5.43
Diluted	$1.90	$2.33	$5.19	$5.39

Shares used in computing earnings per share:
Basic	5,514,381	5,793,799	5,536,656	5,818,441
Diluted	5,540,886	5,834,858	5,567,506	5,858,330

Cash dividends declared per share	$0.52	$0.47	$1.04	$0.94

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net income	$10,516	$13,569	$28,877	$31,593

Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	120	(180)	18	(246)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	(178)	1,037	109	3,019
Adjustment for net (gains)/losses realized and included in net income, net of tax	(528)	(739)	(973)	(1,304)

Total change in unrealized gains/losses on derivative instruments, net of tax	(706)	298	(864)	1,715

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	969	593	47	137
Adjustment for net (gains)/losses realized and included in net income, net of tax	49	36	96	22

Total change in unrealized gains/losses on marketable securities, net of tax	1,018	629	143	159

Total other comprehensive income/(loss)	432	747	(703)	1,628

Total comprehensive income	$10,948	$14,316	$28,174	$33,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except number of shares which are reflected in thousands and par value)

	March 26, 2016	September 26, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$21,514	$21,120
Short-term marketable securities	33,769	20,481
Accounts receivable, less allowances of $60 and $63, respectively	12,229	16,849
Inventories	2,281	2,349
Vendor non-trade receivables	7,595	13,494
Other current assets	10,204	15,085

Total current assets	87,592	89,378

Long-term marketable securities	177,645	164,065
Property, plant and equipment, net	23,203	22,471
Goodwill	5,249	5,116
Acquired intangible assets, net	3,843	3,893
Other non-current assets	7,745	5,556

Total assets	$305,277	$290,479

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$25,098	$35,490
Accrued expenses	23,208	25,181
Deferred revenue	9,461	8,940
Commercial paper	7,998	8,499
Current portion of long-term debt	2,500	2,500

Total current liabilities	68,265	80,610

Deferred revenue, non-current	3,322	3,624
Long-term debt	69,374	53,463
Other non-current liabilities	33,859	33,427
Total liabilities	174,820	171,124

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,478,446 and 5,578,753 shares issued and outstanding, respectively	29,484	27,416
Retained earnings	102,021	92,284
Accumulated other comprehensive income/(loss)	(1,048)	(345)

Total shareholders’ equity	130,457	119,355

Total liabilities and shareholders’ equity	$305,277	$290,479

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended
	March 26, 2016	March 28, 2015
Cash and cash equivalents, beginning of the period	$21,120	$13,844

Operating activities:
Net income	28,877	31,593
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,431	5,054
Share-based compensation expense	2,126	1,815
Deferred income tax expense	3,092	1,879
Changes in operating assets and liabilities:
Accounts receivable, net	4,620	6,555
Inventories	68	(285)
Vendor non-trade receivables	5,899	2,500
Other current and non-current assets	300	2,448
Accounts payable	(9,475)	(5,428)
Deferred revenue	219	993
Other current and non-current liabilities	(2,093)	5,679

Cash generated by operating activities	39,064	52,803

Investing activities:
Purchases of marketable securities	(86,242)	(92,523)
Proceeds from maturities of marketable securities	9,148	5,871
Proceeds from sales of marketable securities	50,051	48,924
Payments made in connection with business acquisitions, net	(140)	(115)
Payments for acquisition of property, plant and equipment	(5,948)	(5,586)
Payments for acquisition of intangible assets	(657)	(155)
Other	(322)	88

Cash used in investing activities	(34,110)	(43,496)

Financing activities:
Proceeds from issuance of common stock	247	309
Excess tax benefits from equity awards	264	357
Payments for taxes related to net share settlement of equity awards	(751)	(608)
Payments for dividends and dividend equivalents	(5,871)	(5,544)
Repurchase of common stock	(13,530)	(12,000)
Proceeds from issuance of term debt, net	15,584	11,332
Change in commercial paper, net	(503)	(2,508)

Cash used in financing activities	(4,560)	(8,662)

Increase in cash and cash equivalents	394	645

Cash and cash equivalents, end of the period	$21,514	$14,489

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$6,630	$7,058
Cash paid for interest	$565	$220

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

The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Numerator:
Net income	$10,516	$13,569	$28,877	$31,593

Denominator:
Weighted-average shares outstanding	5,514,381	5,793,799	5,536,656	5,818,441
Effect of dilutive securities	26,505	41,059	30,850	39,889

Weighted-average diluted shares	5,540,886	5,834,858	5,567,506	5,858,330

Basic earnings per share	$1.91	$2.34	$5.22	$5.43
Diluted earnings per share	$1.90	$2.33	$5.19	$5.39

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of March 26, 2016 and September 26, 2015 (in millions):

	March 26, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$10,199	$0	$0	$10,199	$10,199	$0	$0

Level 1 (1):
Money market funds	2,798	0	0	2,798	2,798	0	0
Mutual funds	1,772	0	(203)	1,569	0	1,569	0

Subtotal	4,570	0	(203)	4,367	2,798	1,569	0

Level 2 (2):
U.S. Treasury securities	47,883	207	(24)	48,066	3,753	10,614	33,699
U.S. agency securities	6,641	12	(2)	6,651	465	2,703	3,483
Non-U.S. government securities	6,873	91	(121)	6,843	0	696	6,147
Certificates of deposit and time deposits	4,169	0	0	4,169	1,529	660	1,980
Commercial paper	4,500	0	0	4,500	2,681	1,819	0
Corporate securities	129,394	543	(1,074)	128,863	89	15,553	113,221
Municipal securities	952	6	0	958	0	72	886
Mortgage- and asset-backed securities	18,268	86	(42)	18,312	0	83	18,229

Subtotal	218,680	945	(1,263)	218,362	8,517	32,200	177,645

Total	$233,449	$945	$(1,466)	$232,928	$21,514	$33,769	$177,645

	September 26, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,389	$0	$0	$11,389	$11,389	$0	$0

Level 1 (1):
Money market funds	1,798	0	0	1,798	1,798	0	0
Mutual funds	1,772	0	(144)	1,628	0	1,628	0

Subtotal	3,570	0	(144)	3,426	1,798	1,628	0

Level 2 (2):
U.S. Treasury securities	34,902	181	(1)	35,082	0	3,498	31,584
U.S. agency securities	5,864	14	0	5,878	841	767	4,270
Non-U.S. government securities	6,356	45	(167)	6,234	43	135	6,056
Certificates of deposit and time deposits	4,347	0	0	4,347	2,065	1,405	877
Commercial paper	6,016	0	0	6,016	4,981	1,035	0
Corporate securities	116,908	242	(985)	116,165	3	11,948	104,214
Municipal securities	947	5	0	952	0	48	904
Mortgage- and asset-backed securities	16,121	87	(31)	16,177	0	17	16,160

Subtotal	191,461	574	(1,184)	190,851	7,933	18,853	164,065

Total	$206,420	$574	$(1,328)	$205,666	$21,120	$20,481	$164,065

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

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

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of March 26, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of March 26, 2016 are expected to be recognized within ten years.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 26, 2016 and September 26, 2015 (in millions):

	March 26, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$564	$69	$633
Interest rate contracts	$557	$0	$557

Derivative liabilities (2):
Foreign exchange contracts	$1,033	$243	$1,276
Interest rate contracts	$36	$0	$36

	September 26, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,442	$109	$1,551
Interest rate contracts	$394	$0	$394

Derivative liabilities (2):
Foreign exchange contracts	$905	$94	$999
Interest rate contracts	$13	$0	$13

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(138)	$1,249	$188	$3,750
Interest rate contracts	(50)	(87)	(42)	(91)

Total	$(188)	$1,162	$146	$3,659

Net investment hedges:
Foreign exchange contracts	$0	$(6)	$0	$112
Foreign currency debt	(87)	0	(77)	0

Total	$(87)	$(6)	$(77)	$112

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$668	$818	$1,183	$1,485
Interest rate contracts	(3)	(5)	(7)	(9)

Total	$665	$813	$1,176	$1,476

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$250	$122	$139	$239

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$(250)	$(122)	$(139)	$(239)

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 26, 2016 and September 26, 2015 (in millions):

	March 26, 2016		September 26, 2015
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$41,996	$564	$70,054	$1,385
Interest rate contracts	$23,750	$557	$18,750	$394

Instruments not designated as accounting hedges:
Foreign exchange contracts	$30,573	$69	$49,190	$109

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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of March 26, 2016, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $3 million, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 26, 2015, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion, which was recorded as accrued expenses in the Condensed Consolidated Balance Sheet.

Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of March 26, 2016 and September 26, 2015, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.4 billion and $2.2 billion, respectively, resulting in net derivative liabilities of $119 million and $78 million, respectively.

Accounts Receivable

Trade Receivables

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of March 26, 2016 and September 26, 2015, the Company had one customer that represented 12% of total trade receivables. The Company’s cellular network carriers accounted for 55% and 71% of trade receivables as of March 26, 2016 and September 26, 2015, respectively.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 55%, 14% and 11% of total vendor non-trade receivables as of March 26, 2016 and three of the Company’s vendors accounted for 38%, 18% and 14% of total vendor non-trade receivables as of September 26, 2015.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 26, 2016 and September 26, 2015 (in millions):

Property, Plant and Equipment, Net

	March 26, 2016	September 26, 2015
Land and buildings	$8,391	$6,956
Machinery, equipment and internal-use software	39,723	37,038
Leasehold improvements	5,937	5,263

Gross property, plant and equipment	54,051	49,257
Accumulated depreciation and amortization	(30,848)	(26,786)

Total property, plant and equipment, net	$23,203	$22,471

Other Non-Current Liabilities

	March 26, 2016	September 26, 2015
Deferred tax liabilities	$22,955	$24,062
Other non-current liabilities	10,904	9,365

Total other non-current liabilities	$33,859	$33,427

Other Income/(Expense), Net

The following table shows the detail of other income/(expense), net for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Interest and dividend income	$986	$675	$1,927	$1,329
Interest expense	(321)	(163)	(597)	(294)
Other expense, net	(510)	(226)	(773)	(579)

Total other income/(expense), net	$155	$286	$557	$456

Note 4 – Acquired Intangible Assets

The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net acquired intangible asset balances as of March 26, 2016 and September 26, 2015 (in millions):

	March 26, 2016			September 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$8,797	$(5,054)	$3,743	$8,125	$(4,332)	$3,793
Indefinite-lived and non-amortizable acquired intangible assets	100	0	100	100	0	100

Total acquired intangible assets	$8,897	$(5,054)	$3,843	$8,225	$(4,332)	$3,893

Note 5 – Income Taxes

As of March 26, 2016, the Company recorded gross unrecognized tax benefits of $7.5 billion, of which $2.8 billion, if recognized, would affect the Company’s effective tax rate. As of September 26, 2015, the total amount of gross unrecognized tax benefits was $6.9 billion, of which $2.5 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $1.5 billion and $1.3 billion of gross interest and penalties accrued as of March 26, 2016 and September 26, 2015, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by as much as $800 million.

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of March 26, 2016 the Company is unable to estimate the impact.

Note 6 – Debt

Commercial Paper

The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 26, 2016 and September 26, 2015, the Company had $8.0 billion and $8.5 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.39% as of March 26, 2016 and 0.14% as of September 26, 2015.

The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 26, 2016 and March 28, 2015 (in millions):

	Six Months Ended
	March 26, 2016	March 28, 2015
Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$660	$985

Maturities greater than 90 days:
Proceeds from commercial paper	669	547
Repayments of commercial paper	(1,832)	(4,040)

Proceeds from (repayments of) commercial paper, net	(1,163)	(3,493)

Total change in commercial paper, net	$(503)	$(2,508)

Long-Term Debt

As of March 26, 2016, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $71.3 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of March 26, 2016 and September 26, 2015:

		March, 26, 2016		September 26, 2015
	Maturities	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2016 - 2018	$3,000	0.51% - 1.10%	$3,000	0.51% - 1.10%
Fixed-rate 0.45% - 3.85% notes	2016 - 2043	14,000	0.51% - 3.91%	14,000	0.51% - 3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 - 2019	2,000	0.69% - 0.92%	2,000	0.37% - 0.60%
Fixed-rate 1.05% - 4.45% notes	2017 - 2044	10,000	0.69% - 4.48%	10,000	0.37% - 4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2017 - 2020	1,781	0.67% - 1.87%	1,743	0.36% - 1.87%
Fixed-rate 0.35% - 4.375% notes	2017 - 2045	25,063	0.28% - 4.51%	24,958	0.28% - 4.51%

Second quarter 2016 debt issuance of $15.5 billion:
Floating-rate notes	2019	500	1.44%	0	0
Floating-rate notes	2021	500	1.75%	0	0
Fixed-rate 1.30% notes	2018	500	1.32%	0	0
Fixed-rate 1.70% notes	2019	1,000	1.71%	0	0
Fixed-rate 2.25% notes	2021	3,000	1.80%	0	0
Fixed-rate 2.85% notes	2023	1,500	2.48%	0	0
Fixed-rate 3.25% notes	2026	3,250	2.33%	0	0
Fixed-rate 4.50% notes	2036	1,250	4.54%	0	0
Fixed-rate 4.65% notes	2046	4,000	4.58%	0	0

Total debt issuance		15,500		0

Total term debt		71,344		55,701

Unamortized premium/(discount)		15		(114)
Hedge accounting fair value adjustments		515		376
Less: Current portion of long-term debt		(2,500)		(2,500)

Total long-term debt		$69,374		$53,463

During the second quarter of 2016, the Company issued $15.5 billion U.S. dollar-denominated notes. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes maturing in 2021, 2023 and 2026, the Company entered into interest rate swaps with an aggregate notional amount of $5.0 billion, which effectively converted a portion of the fixed interest rates on these notes to a floating interest rate.

As of March 26, 2016, ¥149.3 billion of Japanese yen-denominated notes was designated as a hedge of the foreign currency exposure of its net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of March 26, 2016 and September 26, 2015, the carrying value of the debt designated as a net investment hedge was $1.3 billion and $2.1 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $311 million and $582 million of interest expense on its term debt for the three- and six-month periods ended March 26, 2016, respectively. The Company recognized $161 million and $289 million of interest expense on its term debt for the three- and six-month periods ended March 28, 2015, respectively.

As of March 26, 2016 and September 26, 2015, the fair value of the Company’s Notes, based on Level 2 inputs, was $72.4 billion and $54.9 billion, respectively.

Note 7 – Shareholders’ Equity

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2016:
Second quarter	$0.52	$2,879
First quarter	0.52	2,898

Total cash dividends declared and paid	$1.04	$5,777

2015:
Fourth quarter	$0.52	$2,950
Third quarter	0.52	2,997
Second quarter	0.47	2,734
First quarter	0.47	2,750

Total cash dividends declared and paid	$1.98	$11,431

Future dividends are subject to declaration by the Board of Directors.

Share Repurchase Program

In 2015, the Company’s Board of Directors increased the share repurchase authorization to $140 billion of the Company’s common stock, of which $117 billion had been utilized as of March 26, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The following table shows the Company’s ASR activity and related information during the six months ended March 26, 2016 and the year ended September 26, 2015:

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

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2016:
Second quarter	71,766	$97.54	$7,000
First quarter	25,984	$115.45	3,000

Total open market common stock repurchases	97,750		$10,000

2015:
Fourth quarter	121,802	$115.15	$14,026
Third quarter	31,231	$128.08	4,000
Second quarter	56,400	$124.11	7,000
First quarter	45,704	$109.40	5,000

Total open market common stock repurchases	255,137		$30,026

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

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Item	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(325)	$(558)	$(654)	$(1,007)
	Cost of sales	(219)	(608)	(525)	(921)
	Other income/(expense), net	(131)	348	(11)	443
Interest rate contracts	Other income/(expense), net	3	4	7	8

		(672)	(814)	(1,183)	(1,477)

Unrealized (gains)/losses on marketable securities	Other income/(expense), net	76	56	149	34

Total amounts reclassified from AOCI		$(596)	$(758)	$(1,034)	$(1,443)

The following table shows the changes in AOCI by component for the six months ended March 26, 2016 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 26, 2015	$(653)	$772	$(464)	$(345)

Other comprehensive income/(loss) before reclassifications	18	146	69	233
Amounts reclassified from AOCI	0	(1,183)	149	(1,034)
Tax effect	0	173	(75)	98

Other comprehensive income/(loss)	18	(864)	143	(703)

Balance at March 26, 2016	$(635)	$(92)	$(321)	$(1,048)

Note 9 – Benefit Plans

Stock Plans

The Company had 377.3 million shares reserved for future issuance under its stock plans as of March 26, 2016. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.

Rule 10b5-1 Trading Plans

During the three months ended March 26, 2016, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the six months ended March 26, 2016 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at September 26, 2015	101,467	$85.77
RSUs granted	43,513	$110.57
RSUs vested	(22,353)	$78.86
RSUs cancelled	(2,413)	$93.43

Balance at March 26, 2016	120,214	$95.80	$12,703

RSUs that vested during the three- and six-month periods ended March 26, 2016 had fair values of $450 million and $2.5 billion, respectively, as of the vesting date. RSUs that vested during the three- and six-month periods ended March 28, 2015 had fair values of $317 million and $2.0 billion, respectively, as of the vesting date.

Stock Options

The Company had 1.1 million stock options outstanding as of March 26, 2016, with a weighted-average exercise price per share of $15.48 and weighted-average remaining contractual term of 3.7 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of March 26, 2016 was $100 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

Share-Based Compensation

The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Cost of sales	$191	$142	$395	$282
Research and development	468	384	934	758
Selling, general and administrative	389	401	797	775

Total share-based compensation expense	$1,048	$927	$2,126	$1,815

The income tax benefit related to share-based compensation expense was $347 million and $760 million for the three- and six-month periods ended March 26, 2016, respectively, and was $311 million and $662 million for the three- and six-month periods ended March 28, 2015, respectively. As of March 26, 2016, the total unrecognized compensation cost related to outstanding stock options, RSUs and restricted stock was $9.1 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Note 10 – Commitments and Contingencies

Accrued Warranty and Indemnification

The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Beginning accrued warranty and related costs	$5,236	$5,195	$4,780	$4,159
Cost of warranty claims	(1,128)	(1,030)	(2,397)	(2,074)
Accruals for product warranty	877	978	2,602	3,058

Ending accrued warranty and related costs	$4,985	$5,143	$4,985	$5,143

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

Other Off-Balance Sheet Commitments

Operating Leases

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of March 26, 2016, the Company had a total of 475 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 26, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $6.8 billion, of which $3.9 billion related to leases for retail space.

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

Apple Inc. v. Samsung Electronics Co., Ltd., et al.

On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd. and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Samsung paid $548 million to the Company in December 2015, which was included in net sales in the Condensed Consolidated Statement of Operations. Because the case remains subject to further proceedings, the Company has not recognized any further amounts in its results of operations. On March 21, 2016, the United States Supreme Court agreed to hear Samsung’s request for appeal related to the $548 million in damages.

Note 11 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although the reportable operating segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2015 Form 10-K.

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

The following table shows information by reportable operating segment for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Americas:
Net sales	$19,096	$21,316	$48,421	$51,882
Operating income	$6,116	$7,186	$16,134	$17,887

Europe:
Net sales	$11,535	$12,204	$29,467	$29,418
Operating income	$3,602	$4,112	$9,381	$9,994

Greater China:
Net sales	$12,486	$16,823	$30,859	$32,967
Operating income	$4,818	$6,714	$12,394	$13,080

Japan:
Net sales	$4,281	$3,457	$9,075	$8,905
Operating income	$1,930	$1,699	$4,170	$4,187

Rest of Asia Pacific:
Net sales	$3,159	$4,210	$8,607	$9,437
Operating income	$1,095	$1,600	$3,127	$3,449

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Segment operating income	$17,561	$21,311	$45,206	$48,597
Research and development expense	(2,511)	(1,918)	(4,915)	(3,813)
Other corporate expenses, net	(1,063)	(1,115)	(2,133)	(2,260)

Total operating income	$13,987	$18,278	$38,158	$42,524

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Highlights

Company Background

The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, OS X®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music™ (collectively “Internet Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.

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

Second Quarter Fiscal 2016 Highlights

Net sales decreased 13% or $7.5 billion during the second quarter of 2016 compared to the same quarter in 2015, primarily driven by lower iPhone sales and the effect of weakness in most foreign currencies relative to the U.S. dollar. The Company had strong year-over-year net sales growth in Services and Other Products. During the second quarter of 2016, the Company introduced iPhone SE and the 9.7-inch iPad Pro™, both of which were available beginning in the third quarter of 2016.

The Company utilized $7.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $2.9 billion during the second quarter of 2016. Additionally, the Company issued $15.5 billion of U.S. dollar-denominated long-term debt.

Sales Data

The following table shows net sales by operating segment and net sales and unit sales by product for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net Sales by Operating Segment:
Americas	$19,096	$21,316	(10)%	$48,421	$51,882	(7)%
Europe	11,535	12,204	(5)%	29,467	29,418	0%
Greater China	12,486	16,823	(26)%	30,859	32,967	(6)%
Japan	4,281	3,457	24%	9,075	8,905	2%
Rest of Asia Pacific	3,159	4,210	(25)%	8,607	9,437	(9)%

Total net sales	$50,557	$58,010	(13)%	$126,429	$132,609	(5)%

Net Sales by Product:
iPhone (1)	$32,857	$40,282	(18)%	$84,492	$91,464	(8)%
iPad (1)	4,413	5,428	(19)%	11,497	14,413	(20)%
Mac (1)	5,107	5,615	(9)%	11,853	12,559	(6)%
Services (2)	5,991	4,996	20%	12,047	9,795	23%
Other Products (1)(3)	2,189	1,689	30%	6,540	4,378	49%

Total net sales	$50,557	$58,010	(13)%	$126,429	$132,609	(5)%

Unit Sales by Product:
iPhone	51,193	61,170	(16)%	125,972	135,638	(7)%
iPad	10,251	12,623	(19)%	26,373	34,042	(23)%
Mac	4,034	4,563	(12)%	9,346	10,082	(7)%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Internet Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Product Performance

iPhone

The following table presents iPhone net sales and unit sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$32,857	$40,282	(18)%	$84,492	$91,464	(8)%
Percentage of total net sales	65%	69%		67%	69%
Unit sales	51,193	61,170	(16)%	125,972	135,638	(7)%

iPhone net sales and unit sales decreased during the second quarter and first six months of 2016 compared to the same periods in 2015. The Company believes the unit sales decline is due primarily to the acceleration of iPhone upgrades in the first half of 2015 and challenging macroeconomic conditions around the world. Average selling prices (“ASPs”) for iPhone were lower year-over-year during the second quarter and first six months of 2016 due to a change in the mix of iPhones and the effect of weakness in foreign currencies relative to the U.S. dollar.

iPad

The following table presents iPad net sales and unit sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$4,413	$5,428	(19)%	$11,497	$14,413	(20)%
Percentage of total net sales	9%	9%		9%	11%
Unit sales	10,251	12,623	(19)%	26,373	34,042	(23)%

iPad net sales and unit sales declined during the second quarter and first six months of 2016 compared to the same periods in 2015. The Company believes the decline in iPad sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company’s other products. Year-over-year ASPs for iPad were flat during the second quarter of 2016 and increased 3% during the first six months of 2016 due primarily to a shift in mix to higher-capacity iPads and the launch of iPad Pro, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Mac

The following table presents Mac net sales and unit sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$5,107	$5,615	(9)%	$11,853	$12,559	(6)%
Percentage of total net sales	10%	10%		9%	9%
Unit sales	4,034	4,563	(12)%	9,346	10,082	(7)%

Mac net sales and unit sales declined during the second quarter and first six months of 2016 compared to the same periods in 2015, similar to the overall market contraction. Mac ASPs increased during the second quarter and first six months of 2016 compared to the same periods in 2015 due primarily to a change in the mix of Macs, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Services

The following table presents net sales information of Services for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$5,991	$4,996	20%	$12,047	$9,795	23%
Percentage of total net sales	12%	9%		10%	7%

The year-over-year increase in net sales of Services in the second quarter and first six months of 2016 was due primarily to higher App Store, licensing and AppleCare sales. During the first quarter of 2016, the Company received $548 million from Samsung Electronics Co., Ltd. related to its patent infringement lawsuit, which was recorded as licensing net sales within Services.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although, the reportable operating segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable operating segments can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 11, “Segment Information and Geographic Data.”

Americas

The following table presents Americas net sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$19,096	$21,316	(10)%	$48,421	$51,882	(7)%
Percentage of total net sales	38%	37%		38%	39%

Americas net sales decreased during the second quarter and first six months of 2016 compared to the same periods in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.

Europe

The following table presents Europe net sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$11,535	$12,204	(5)%	$29,467	$29,418	0%
Percentage of total net sales	23%	21%		23%	22%

Europe net sales decreased during the second quarter of 2016 compared to the same period in 2015 due primarily to the effect of weakness in foreign currencies relative to the U.S. dollar. Year-over-year Europe net sales were flat during the first six months of 2016 due primarily to the effect of weakness in foreign currencies relative to the U.S. dollar, offset by higher unit sales of iPhone.

Greater China

The following table presents Greater China net sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$12,486	$16,823	(26)%	$30,859	$32,967	(6)%
Percentage of total net sales	25%	29%		24%	25%

Greater China net sales decreased during the second quarter and first six months of 2016 compared to the same periods in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.

Japan

The following table presents Japan net sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$4,281	$3,457	24%	$9,075	$8,905	2%
Percentage of total net sales	8%	6%		7%	7%

Japan net sales increased during the second quarter of 2016 compared to the same period in 2015 due primarily to higher net sales of iPhone and Services. The year-over-year increase in Japan net sales during the first six months of 2016 was due primarily to higher sales of Services, partially offset by the effect of weakness in the Japanese Yen relative to the U.S. dollar.

Rest of Asia Pacific

The following table presents Rest of Asia Pacific net sales information for the three- and six-month periods ended March 26, 2016 and March 28, 2015 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Net sales	$3,159	$4,210	(25)%	$8,607	$9,437	(9)%
Percentage of total net sales	6%	7%		7%	7%

Rest of Asia Pacific net sales decreased during the second quarter and first six months of 2016 compared to the same periods in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.

Gross Margin

Gross margin for the three- and six-month periods ended March 26, 2016 and March 28, 2015 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net sales	$50,557	$58,010	$126,429	$132,609
Cost of sales	30,636	34,354	76,085	79,212

Gross margin	$19,921	$23,656	$50,344	$53,397

Gross margin percentage	39.4%	40.8%	39.8%	40.3%

The gross margin percentage decreased during the second quarter of 2016 and the first six months of 2016 compared to the same periods in 2015 due primarily to the effect of weakness in foreign currencies relative to the U.S. dollar and unfavorable leverage on fixed costs from lower net sales, partially offset by a favorable shift in mix to products and services with higher margins.

The Company anticipates gross margin during the third quarter of 2016 to be between 37.5% and 38.0%. The foregoing statement regarding the Company’s expected gross margin percentage in the third quarter of 2016 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and six-month periods ended March 26, 2016 and March 28, 2015 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Research and development	$2,511	$1,918	$4,915	$3,813
Percentage of total net sales	5.0%	3.3%	3.9%	2.9%

Selling, general and administrative	$3,423	$3,460	$7,271	$7,060
Percentage of total net sales	6.8%	6.0%	5.8%	5.3%

Total operating expenses	$5,934	$5,378	$12,186	$10,873
Percentage of total net sales	11.7%	9.3%	9.6%	8.2%

Research and Development

The year-over-year increase in R&D expense during the second quarter and first six months of 2016 compared to the same periods in 2015 was driven primarily by an increase in headcount and related expenses, including share-based compensation costs, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and updated products that are central to the Company’s core business strategy.

Selling, General and Administrative

The year-over-year decrease in selling, general and administrative expense during the second quarter of 2016 compared to the same period in 2015 was due primarily to a decrease in advertising and related programs, partially offset by an increase in headcount and related expenses. The year-over-year increase in selling, general and administrative expense during the first six months of 2016 compared to the same period in 2015 was due primarily to increased headcount and related expenses.

Other Income/(Expense), Net

Other income/(expense), net for the three- and six-month periods ended March 26, 2016 and March 28, 2015 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2016	March 28, 2015	Change	March 26, 2016	March 28, 2015	Change
Interest and dividend income	$986	$675		$1,927	$1,329
Interest expense	(321)	(163)		(597)	(294)
Other expense, net	(510)	(226)		(773)	(579)

Total other income/(expense), net	$155	$286	(46)%	$557	$456	22%

The decrease in other income/(expense), net during the second quarter of 2016 compared to the same period in 2015 was due primarily to higher interest expense on debt and higher expenses associated with foreign exchange activity, partially offset by higher interest income. The increase in other income/(expense), net during the first six months of 2016 compared to the same period in 2015 was due primarily to higher interest income, partially offset by higher interest expense on debt and losses on marketable securities. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.74% and 1.43% in the second quarter of 2016 and 2015, respectively, and 1.70% and 1.42% in the first six months of 2016 and 2015, respectively.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three- and six-month periods ended March 26, 2016 and March 28, 2015 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Provision for income taxes	$3,626	$4,995	$9,838	$11,387
Effective tax rate	25.6%	26.9%	25.4%	26.5%

The Company’s effective tax rates during the second quarter of 2016 and 2015 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the second quarter and first six months of 2016 compared to the same periods in 2015 was due primarily to a different geographic mix of earnings.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of March 26, 2016 the Company is unable to estimate the impact.

Recent Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

Revenue Recognition

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09.

The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of March 26, 2016 and September 26, 2015 and for the first six months of 2016 and 2015 (in millions):

	March 26, 2016	September 26, 2015
Cash, cash equivalents and marketable securities	$232,928	$205,666
Property, plant and equipment, net	$23,203	$22,471
Commercial paper	$7,998	$8,499
Total term debt	$71,874	$55,963
Working capital	$19,327	$8,768

	Six Months Ended
	March 26, 2016	March 28, 2015
Cash generated by operating activities	$39,064	$52,803
Cash used in investing activities	$(34,110)	$(43,496)
Cash used in financing activities	$(4,560)	$(8,662)

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

As of March 26, 2016 and September 26, 2015, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $208.9 billion and $186.9 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the six months ended March 26, 2016, cash generated from operating activities of $39.1 billion was a result of $28.9 billion of net income, non-cash adjustments to net income of $10.6 billion and a decrease in the net change in operating assets and liabilities of $0.5 billion. Cash used in investing activities of $34.1 billion during the six months ended March 26, 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.0 billion and cash used to acquire property, plant and equipment of $5.9 billion. Cash used in financing activities of $4.6 billion during the six months ended March 26, 2016 consisted primarily of cash used to repurchase common stock of $13.5 billion, and cash used to pay dividends and dividend equivalents of $5.9 billion, partially offset by proceeds from issuance of term debt, net of $15.6 billion.

During the six months ended March 28, 2015, cash generated from operating activities of $52.8 billion was a result of $31.6 billion of net income, non-cash adjustments to net income of $8.7 billion and an increase in the net change in operating assets and liabilities of $12.5 billion. Cash used in investing activities of $43.5 billion during the six months ended March 28, 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $37.7 billion and cash used to acquire property, plant and equipment of $5.6 billion. Cash used in financing activities of $8.7 billion during the six months ended March 28, 2015 consisted primarily of cash used to repurchase common stock of $12.0 billion, cash used to pay dividends and dividend equivalents of $5.5 billion and cash used for repayments of commercial paper, net of $2.5 billion, partially offset by proceeds from the issuance of term debt, net of $11.3 billion.

Capital Assets

The Company’s capital expenditures were $2.8 billion during the first six months of 2016. The Company anticipates utilizing approximately $15.0 billion for capital expenditures during 2016, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt

The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 26, 2016, the Company had $8.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.39% and maturities generally less than nine months.

As of March 26, 2016, the Company has outstanding floating- and fixed-rate notes for an aggregate principal amount of $71.3 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes.

Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 2, “Financial Instruments” and Note 6, “Debt.”

Capital Return Program

In April 2015, the Company’s Board of Directors increased the share repurchase program authorization from $90 billion to $140 billion of the Company’s common stock, increasing the expected total size of the capital return program to $200 billion. As of March 26, 2016, $117 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through March 26, 2016 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q2 2016	$2,902	$0	$7,000	$154	$10,056
Q1 2016	2,969	3,000	3,000	597	9,566
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	0	0	56	2,544

Total	$41,610	$43,950	$73,026	$4,546	$163,132

On April 26, 2016, the Company announced that the Board of Directors increased the total capital return program from $200 billion to $250 billion, which includes an increase in the share repurchase authorization from $140 billion to $175 billion. The Company expects to execute its capital return program by the end of March 2018 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. The Company plans to continue to access the domestic and international debt markets to assist in funding its capital return program.

Additionally, the Company announced on April 26, 2016 that the Board of Directors raised the cash dividend by 10% to $0.57 per share, beginning with the dividend to be paid during the third quarter of 2016. The Company intends to increase its dividend on an annual basis subject to declaration by the Board of Directors.

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

Operating Leases

The Company’s major facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options. As of March 26, 2016, the Company had a total of 475 retail stores. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of March 26, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $6.8 billion, of which $3.9 billion related to leases for retail space.

Purchase Commitments

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 26, 2016, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $15.5 billion.

Other Obligations

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $7.2 billion as of March 26, 2016 that consisted of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to inventory prepayments, advertising, licensing, R&D, internet and telecommunications services, energy and other obligations. Subsequent to March 26, 2016, the Company entered into an additional other off-balance sheet obligation of $4.0 billion.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of March 26, 2016, the Company had non-current deferred tax liabilities of $23.0 billion. Additionally, as of March 26, 2016, the Company had gross unrecognized tax benefits of $7.5 billion and an additional $1.5 billion for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

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

There have been no material changes to the Company’s market risk during the second quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2015 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 26, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Apple eBooks Antitrust Litigation (United States of America v. Apple Inc., et al.)

On April 11, 2012, the U.S. Department of Justice filed a civil antitrust action against the Company and five major book publishers in the U.S. District Court for the Southern District of New York, alleging an unreasonable restraint of interstate trade and commerce in violation of §1 of the Sherman Act and seeking, among other things, injunctive relief, the District Court’s declaration that the Company’s agency agreements with the publishers are null and void and/or the District Court’s reformation of such agreements. On July 10, 2013, the District Court found, following a bench trial, that the Company conspired to restrain trade in violation of §1 of the Sherman Act and relevant state statutes to the extent those laws are congruent with §1 of the Sherman Act. The District Court entered a permanent injunction, which took effect on October 6, 2013 and will be in effect for five years. The Company has taken the necessary steps to comply with the terms of the District Court’s order, including renegotiating agreements with the five major eBook publishers, updating its antitrust training program and completing a two-year monitorship with a court-appointed antitrust compliance monitor, whose appointment the District Court ended in October 2015. The Company appealed the District Court’s decision. Following the exhaustion of all appeals, the Company paid $450 million in April 2016 pursuant to a settlement agreement reached in June 2014.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2015 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 26, 2015, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect the Company’s brand, international growth efforts and business.

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

The Company is subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also may restrict transfers of PII among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause the Company to incur substantial costs or require the Company to change its business practices. Noncompliance could result in significant penalties or legal liability.

The Company makes statements about its use and disclosure of PII through its privacy policy, information provided on its website and press statements. Any failure by the Company to comply with these public statements or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by governmental entities or others. Penalties could include ongoing audit requirements or significant legal liability.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of March 26, 2016, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Share repurchase activity during the three months ended March 26, 2016 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2015 to January 30, 2016:
Open market and privately negotiated purchases	5,270	$94.87	5,270

January 31, 2016 to February 27, 2016:
Open market and privately negotiated purchases	47,132	$95.48	47,132

February 28, 2016 to March 26, 2016:
Open market and privately negotiated purchases	19,364	$103.28	19,364

Total	71,766			$23,024

(1)

In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013, to $90 billion in April 2014 and to $140 billion in April 2015. As of March 26, 2016, $117 billion of the $140 billion had been utilized. The remaining $23 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 26, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

4.1	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.30% Notes due 2018, 1.70% Notes due 2019, 2.25% Notes due 2021, 2.85% Notes due 2023, 3.25% Notes due 2026, 4.50% Notes due 2036 and 4.65% Notes due 2046.	8-K	4.1	2/23/16

4.2	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16

10.8*	2014 Employee Stock Plan, as amended and restated as of February 26, 2016.	8-K	10.1	3/1/16

10.16 *, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.

10.17 *, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2016	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer