Form 10-Q
period 2016-06-25
APPLE INC
filed 2016-07-27
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
or
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
Yes  ☐    No  ☒

5,388,443,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of July 15, 2016

Apple Inc.
Form 10-Q
For the Fiscal Quarter Ended June 25, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$42,358	$49,605	$168,787	$182,214
Cost of sales	26,252	29,924	102,337	109,136
Gross margin	16,106	19,681	66,450	73,078

Operating expenses:
Research and development	2,560	2,034	7,475	5,847
Selling, general and administrative	3,441	3,564	10,712	10,624
Total operating expenses	6,001	5,598	18,187	16,471

Operating income	10,105	14,083	48,263	56,607
Other income/(expense), net	364	390	921	846
Income before provision for income taxes	10,469	14,473	49,184	57,453
Provision for income taxes	2,673	3,796	12,511	15,183
Net income	$7,796	$10,677	$36,673	$42,270

Earnings per share:
Basic	$1.43	$1.86	$6.66	$7.30
Diluted	$1.42	$1.85	$6.62	$7.25

Shares used in computing earnings per share:
Basic	5,443,058	5,729,886	5,505,456	5,788,922
Diluted	5,472,781	5,773,099	5,535,931	5,829,920

Cash dividends declared per share	$0.57	$0.52	$1.61	$1.46
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$7,796	$10,677	$36,673	$42,270
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	46	67	64	(179)
Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax	(175)	(64)	(66)	2,955
Adjustment for net (gains)/losses realized and included in net income, net of tax	(88)	(1,195)	(1,061)	(2,499)
Total change in unrealized gains/losses on derivative instruments, net of tax	(263)	(1,259)	(1,127)	456
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	1,170	(423)	1,217	(286)
Adjustment for net (gains)/losses realized and included in net income, net of tax	(12)	3	84	25
Total change in unrealized gains/losses on marketable securities, net of tax	1,158	(420)	1,301	(261)
Total other comprehensive income/(loss)	941	(1,612)	238	16
Total comprehensive income	$8,737	$9,065	$36,911	$42,286
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	June 25, 2016	September 26, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$18,237	$21,120
Short-term marketable securities	43,519	20,481
Accounts receivable, less allowances of $55 and $63, respectively	11,714	16,849
Inventories	1,831	2,349
Vendor non-trade receivables	7,328	13,494
Other current assets	11,132	15,085
Total current assets	93,761	89,378

Long-term marketable securities	169,764	164,065
Property, plant and equipment, net	25,448	22,471
Goodwill	5,261	5,116
Acquired intangible assets, net	3,506	3,893
Other non-current assets	7,862	5,556
Total assets	$305,602	$290,479

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$26,318	$35,490
Accrued expenses	20,820	25,181
Deferred revenue	8,352	8,940
Commercial paper	12,496	8,499
Current portion of long-term debt	3,500	2,500
Total current liabilities	71,486	80,610

Deferred revenue, non-current	3,064	3,624
Long-term debt	68,939	53,463
Other non-current liabilities	35,572	33,427
Total liabilities	179,061	171,124

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,393,165 and 5,578,753 shares issued and outstanding, respectively	30,106	27,416
Retained earnings	96,542	92,284
Accumulated other comprehensive income/(loss)	(107)	(345)
Total shareholders’ equity	126,541	119,355
Total liabilities and shareholders’ equity	$305,602	$290,479
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 25, 2016	June 27, 2015
Cash and cash equivalents, beginning of the period	$21,120	$13,844

Operating activities:
Net income	36,673	42,270
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	7,957	8,138
Share-based compensation expense	3,180	2,671
Deferred income tax expense	5,191	2,820
Changes in operating assets and liabilities:
Accounts receivable, net	5,135	7,090
Inventories	518	69
Vendor non-trade receivables	6,166	222
Other current and non-current assets	1,143	2,286
Accounts payable	(9,622)	(3,263)
Deferred revenue	(1,148)	1,040
Other current and non-current liabilities	(5,495)	4,448
Cash generated by operating activities	49,698	67,791

Investing activities:
Purchases of marketable securities	(112,068)	(137,524)
Proceeds from maturities of marketable securities	14,915	9,916
Proceeds from sales of marketable securities	69,926	80,635
Payments made in connection with business acquisitions, net	(146)	(230)
Payments for acquisition of property, plant and equipment	(8,757)	(7,629)
Payments for acquisition of intangible assets	(753)	(201)
Payments for strategic investments	(1,376)	—
Other	(321)	134
Cash used in investing activities	(38,580)	(54,899)

Financing activities:
Proceeds from issuance of common stock	247	324
Excess tax benefits from equity awards	391	684
Payments for taxes related to net share settlement of equity awards	(1,361)	(1,332)
Payments for dividends and dividend equivalents	(9,058)	(8,597)
Repurchases of common stock	(23,696)	(22,000)
Proceeds from issuance of term debt, net	17,984	21,312
Repayments of term debt	(2,500)	—
Change in commercial paper, net	3,992	(1,808)
Cash used in financing activities	(14,001)	(11,417)

Increase/(decrease) in cash and cash equivalents	(2,883)	1,475
Cash and cash equivalents, end of the period	$18,237	$15,319

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$8,990	$10,604
Cash paid for interest	$892	$427

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
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 26, 2015 (the “2015 Form 10-K”). The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters, which will next occur in the first quarter of fiscal year 2017. The Company’s fiscal years 2016 and 2015 each include 52 weeks. Unless otherwise stated, references to particular years, quarters or months refer to the Company’s fiscal years ended in September and the associated quarters or months of those fiscal years.
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

The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator:
Net income	$7,796	$10,677	$36,673	$42,270

Denominator:
Weighted-average shares outstanding	5,443,058	5,729,886	5,505,456	5,788,922
Effect of dilutive securities	29,723	43,213	30,475	40,998
Weighted-average diluted shares	5,472,781	5,773,099	5,535,931	5,829,920

Basic earnings per share	$1.43	$1.86	$6.66	$7.30
Diluted earnings per share	$1.42	$1.85	$6.62	$7.25

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of June 25, 2016 and September 26, 2015 (in millions):

	June 25, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,118	$—	$—	$9,118	$9,118	$—	$—

Level 1 (1):
Money market funds	3,318	—	—	3,318	3,318	—	—
Mutual funds	1,772	—	(185)	1,587	—	1,587	—
Subtotal	5,090	—	(185)	4,905	3,318	1,587	—

Level 2 (2):
U.S. Treasury securities	45,583	416	(1)	45,998	833	17,209	27,956
U.S. agency securities	7,490	21	—	7,511	1,832	2,539	3,140
Non-U.S. government securities	7,101	139	(63)	7,177	50	685	6,442
Certificates of deposit and time deposits	3,729	—	—	3,729	314	1,493	1,922
Commercial paper	4,708	—	—	4,708	2,772	1,936	—
Corporate securities	128,146	1,185	(433)	128,898	—	17,883	111,015
Municipal securities	952	9	—	961	—	127	834
Mortgage- and asset-backed securities	18,333	207	(25)	18,515	—	60	18,455
Subtotal	216,042	1,977	(522)	217,497	5,801	41,932	169,764

Total	$230,250	$1,977	$(707)	$231,520	$18,237	$43,519	$169,764

	September 26, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,389	$—	$—	$11,389	$11,389	$—	$—

Level 1 (1):
Money market funds	1,798	—	—	1,798	1,798	—	—
Mutual funds	1,772	—	(144)	1,628	—	1,628	—
Subtotal	3,570	—	(144)	3,426	1,798	1,628	—

Level 2 (2):
U.S. Treasury securities	34,902	181	(1)	35,082	—	3,498	31,584
U.S. agency securities	5,864	14	—	5,878	841	767	4,270
Non-U.S. government securities	6,356	45	(167)	6,234	43	135	6,056
Certificates of deposit and time deposits	4,347	—	—	4,347	2,065	1,405	877
Commercial paper	6,016	—	—	6,016	4,981	1,035	—
Corporate securities	116,908	242	(985)	116,165	3	11,948	104,214
Municipal securities	947	5	—	952	—	48	904
Mortgage- and asset-backed securities	16,121	87	(31)	16,177	—	17	16,160
Subtotal	191,461	574	(1,184)	190,851	7,933	18,853	164,065

Total	$206,420	$574	$(1,328)	$205,666	$21,120	$20,481	$164,065

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

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
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of June 25, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.
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
The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of June 25, 2016 are expected to be recognized within ten years.
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
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of June 25, 2016 and September 26, 2015 (in millions):

	June 25, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$391	$115	$506
Interest rate contracts	$860	$—	$860

Derivative liabilities (2):
Foreign exchange contracts	$903	$281	$1,184
Interest rate contracts	$4	$—	$4

	September 26, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,442	$109	$1,551
Interest rate contracts	$394	$—	$394

Derivative liabilities (2):
Foreign exchange contracts	$905	$94	$999
Interest rate contracts	$13	$—	$13

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(170)	$(34)	$18	$3,716
Interest rate contracts	(11)	1	(53)	(90)
Total	$(181)	$(33)	$(35)	$3,626

Net investment hedges:
Foreign exchange contracts	$—	$55	$—	$167
Foreign currency debt	(128)	(6)	(205)	(6)
Total	$(128)	$49	$(205)	$161

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$142	$1,420	$1,325	$2,905
Interest rate contracts	(3)	(4)	(10)	(13)
Total	$139	$1,416	$1,315	$2,892

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$345	$(254)	$484	$(15)

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$(345)	$254	$(484)	$15

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 25, 2016 and September 26, 2015 (in millions):

	June 25, 2016		September 26, 2015
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$37,843	$391	$70,054	$1,385
Interest rate contracts	$23,050	$860	$18,750	$394

Instruments not designated as accounting hedges:
Foreign exchange contracts	$38,764	$115	$49,190	$109
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

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of June 25, 2016, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $175 million, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 26, 2015, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion, which was recorded as accrued expenses in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of June 25, 2016 and September 26, 2015, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.3 billion and $2.2 billion, respectively, resulting in a net derivative asset of $353 million and a net derivative liability of $78 million, respectively.
Accounts Receivable
Trade Receivables
The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of June 25, 2016 and September 26, 2015, the Company had one customer that represented 11% and 12%, of total trade receivables, respectively. The Company’s cellular network carriers accounted for 59% and 71% of trade receivables as of June 25, 2016 and September 26, 2015, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. Vendor non-trade receivables from three of the Company’s vendors accounted for 47%, 17% and 16% of total vendor non-trade receivables as of June 25, 2016 and three of the Company’s vendors accounted for 38%, 18% and 14% of total vendor non-trade receivables as of September 26, 2015.

Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 25, 2016 and September 26, 2015 (in millions):
Property, Plant and Equipment, Net

	June 25, 2016	September 26, 2015
Land and buildings	$9,108	$6,956
Machinery, equipment and internal-use software	42,550	37,038
Leasehold improvements	6,333	5,263
Gross property, plant and equipment	57,991	49,257
Accumulated depreciation and amortization	(32,543)	(26,786)
Total property, plant and equipment, net	$25,448	$22,471

Other Non-Current Liabilities

	June 25, 2016	September 26, 2015
Deferred tax liabilities	$24,560	$24,062
Other non-current liabilities	11,012	9,365
Total other non-current liabilities	$35,572	$33,427
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Interest and dividend income	$1,036	$766	$2,963	$2,095
Interest expense	(409)	(201)	(1,006)	(495)
Other expense, net	(263)	(175)	(1,036)	(754)
Total other income/(expense), net	$364	$390	$921	$846
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses and are amortized over periods typically from three to seven years. The following table summarizes the components of gross and net acquired intangible asset balances as of June 25, 2016 and September 26, 2015 (in millions):

	June 25, 2016			September 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$8,817	$(5,411)	$3,406	$8,125	$(4,332)	$3,793
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$8,917	$(5,411)	$3,506	$8,225	$(4,332)	$3,893

Note 5 – Income Taxes

As of June 25, 2016, the Company recorded gross unrecognized tax benefits of $7.6 billion, of which $2.8 billion, if recognized, would affect the Company’s effective tax rate. As of September 26, 2015, the total amount of gross unrecognized tax benefits was $6.9 billion, of which $2.5 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $1.5 billion and $1.3 billion of gross interest and penalties accrued as of June 25, 2016 and September 26, 2015, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of June 25, 2016 the Company is unable to estimate the impact.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 25, 2016 and September 26, 2015, the Company had $12.5 billion and $8.5 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.42% as of June 25, 2016 and 0.14% as of September 26, 2015.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 25, 2016 and June 27, 2015 (in millions):

	Nine Months Ended
	June 25, 2016	June 27, 2015
Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$4,154	$579

Maturities greater than 90 days:
Proceeds from commercial paper	1,846	2,601
Repayments of commercial paper	(2,008)	(4,988)
Proceeds from (repayments of) commercial paper, net	(162)	(2,387)

Total change in commercial paper, net	$3,992	$(1,808)

Long-Term Debt
As of June 25, 2016, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $71.6 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of June 25, 2016 and September 26, 2015:

	Maturities	June 25, 2016		September 26, 2015
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018	$2,000	1.10%	$3,000	0.51% - 1.10%
Fixed-rate 1.00% - 3.85% notes	2018 - 2043	12,500	1.08% - 3.91%	14,000	0.51% - 3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 - 2019	2,000	0.70% - 0.93%	2,000	0.37% - 0.60%
Fixed-rate 1.05% - 4.45% notes	2017 - 2044	10,000	0.70% - 4.48%	10,000	0.37% - 4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2017 - 2020	1,774	0.68% - 1.87%	1,743	0.36% - 1.87%
Fixed-rate 0.35% - 4.375% notes	2017 - 2045	25,347	0.28% - 4.51%	24,958	0.28% - 4.51%

Second quarter 2016 debt issuance of $15.5 billion:
Floating-rate notes	2019	500	1.47%	—	—
Floating-rate notes	2021	500	1.78%	—	—
Fixed-rate 1.30% notes	2018	500	1.32%	—	—
Fixed-rate 1.70% notes	2019	1,000	1.71%	—	—
Fixed-rate 2.25% notes	2021	3,000	1.80%	—	—
Fixed-rate 2.85% notes	2023	1,500	2.50%	—	—
Fixed-rate 3.25% notes	2026	3,250	2.40%	—	—
Fixed-rate 4.50% notes	2036	1,250	4.54%	—	—
Fixed-rate 4.65% notes	2046	4,000	4.58%	—	—

Third quarter 2016 Australian dollar-denominated debt issuance of A$1.4 billion:
Fixed-rate 2.65% notes	2020	487	1.92%	—	—
Fixed-rate 3.35% notes	2024	337	2.61%	—	—
Fixed-rate 3.60% notes	2026	243	2.84%	—	—

Third quarter 2016 debt issuance of $1.4 billion:
Fixed-rate 4.15% notes	2046	1,377	4.15%	—	—
Total term debt		71,565		55,701

Unamortized premium/(discount)		14		(114)
Hedge accounting fair value adjustments		860		376
Less: Current portion of long-term debt		(3,500)		(2,500)
Total long-term debt		$68,939		$53,463
During the third quarter of 2016, the Company issued $1.4 billion U.S. dollar-denominated notes in Taiwan and A$1.4 billion Australian dollar-denominated notes. To manage foreign currency risk associated with the Australian dollar-denominated notes, the Company entered into currency swaps with an aggregate notional amount of $1.0 billion, which effectively converted these notes to U.S. dollar-denominated notes.
During the second quarter of 2016, the Company issued $15.5 billion U.S. dollar-denominated notes. To manage interest rate risk on the fixed-rate notes maturing in 2021, 2023 and 2026, the Company entered into interest rate swaps with an aggregate notional amount of $5.0 billion, which effectively converted a portion of the fixed interest rates on these notes to a floating interest rate.

As of June 25, 2016, ¥191.0 billion of Japanese yen-denominated notes was designated as a hedge of the foreign currency exposure of its net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of June 25, 2016 and September 26, 2015, the carrying value of the debt designated as a net investment hedge was $1.8 billion and $2.1 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $393 million and $975 million of interest expense on its term debt for the three- and nine-month periods ended June 25, 2016, respectively. The Company recognized $197 million and $486 million of interest expense on its term debt for the three- and nine-month periods ended June 27, 2015, respectively.
As of June 25, 2016 and September 26, 2015, the fair value of the Company’s Notes, based on Level 2 inputs, was $74.1 billion and $54.9 billion, respectively.
Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2016:
Third quarter	$0.57	$3,117
Second quarter	0.52	2,879
First quarter	0.52	2,898
Total cash dividends declared and paid	$1.61	$8,894

2015:
Fourth quarter	$0.52	$2,950
Third quarter	0.52	2,997
Second quarter	0.47	2,734
First quarter	0.47	2,750
Total cash dividends declared and paid	$1.98	$11,431
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
In the third quarter of 2016, the Company’s Board of Directors increased the share repurchase authorization to $175 billion of the Company’s common stock, of which $127 billion had been utilized as of June 25, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

The following table shows the Company’s ASR activity and related information during the nine months ended June 25, 2016 and the year ended September 26, 2015:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
May 2016 ASR	August 2016	48,183	(1)	(1)	$6,000
November 2015 ASR	April 2016	29,122	(2)	$103.02	$3,000
May 2015 ASR	July 2015	48,293		$124.24	$6,000
August 2014 ASR	February 2015	81,525		$110.40	$9,000
January 2014 ASR	December 2014	134,247		$89.39	$12,000

(1)
“Number of Shares” represents those shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period. The May 2016 ASR purchase period will end in or before August 2016.

(2)
Includes 20.4 million shares delivered and retired at the beginning of the purchase period, which began in the first quarter of 2016 and 8.7 million shares delivered and retired at the end of the purchase period, which concluded in the third quarter of 2016.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2016:
Third quarter	41,238	$97.00	$4,000
Second quarter	71,766	$97.54	7,000
First quarter	25,984	$115.45	3,000
Total open market common stock repurchases	138,988		$14,000

2015:
Fourth quarter	121,802	$115.15	$14,026
Third quarter	31,231	$128.08	4,000
Second quarter	56,400	$124.11	7,000
First quarter	45,704	$109.40	5,000
Total open market common stock repurchases	255,137		$30,026
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

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(131)	$(828)	$(785)	$(1,835)
	Cost of sales	106	(529)	(419)	(1,450)
	Other income/(expense), net	(112)	(116)	(123)	327
Interest rate contracts	Other income/(expense), net	3	5	10	13
		(134)	(1,468)	(1,317)	(2,945)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(20)	3	129	37
Total amounts reclassified from AOCI		$(154)	$(1,465)	$(1,188)	$(2,908)
The following table shows the changes in AOCI by component for the nine months ended June 25, 2016 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 26, 2015	$(653)	$772	$(464)	$(345)
Other comprehensive income/(loss) before reclassifications	62	(56)	1,880	1,886
Amounts reclassified from AOCI	—	(1,317)	129	(1,188)
Tax effect	2	246	(708)	(460)
Other comprehensive income/(loss)	64	(1,127)	1,301	238
Balance at June 25, 2016	$(589)	$(355)	$837	$(107)
Note 9 – Benefit Plans
Stock Plans
The Company had 386.3 million shares reserved for future issuance under its stock plans as of June 25, 2016. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld. Stock options count against the number of shares available for grant on a one-for-one basis.
Rule 10b5-1 Trading Plans
During the three months ended June 25, 2016, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 25, 2016 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at September 26, 2015	101,467	$85.77
RSUs granted	47,100	$109.67
RSUs vested	(41,326)	$84.86
RSUs cancelled	(4,250)	$95.44
Balance at June 25, 2016	102,991	$96.57	$9,619
RSUs that vested during the three- and nine-month periods ended June 25, 2016 had fair values of $2.0 billion and $4.5 billion, respectively, as of the vesting date. RSUs that vested during the three- and nine-month periods ended June 27, 2015 had fair values of $2.3 billion and $4.3 billion, respectively, as of the vesting date.
Stock Options
The Company had 1.1 million stock options outstanding as of June 25, 2016, with a weighted-average exercise price per share of $15.69 and weighted-average remaining contractual term of 3.4 years, substantially all of which are exercisable. The aggregate intrinsic value of the stock options outstanding as of June 25, 2016 was $84 million, which represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Cost of sales	$188	$148	$583	$430
Research and development	479	388	1,413	1,146
Selling, general and administrative	387	320	1,184	1,095
Total share-based compensation expense	$1,054	$856	$3,180	$2,671
The income tax benefit related to share-based compensation expense was $321 million and $1.1 billion for the three- and nine-month periods ended June 25, 2016, respectively, and was $286 million and $948 million for the three- and nine-month periods ended June 27, 2015, respectively. As of June 25, 2016, the total unrecognized compensation cost related to outstanding stock options, RSUs and restricted stock was $8.3 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.

Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Beginning accrued warranty and related costs	$4,985	$5,143	$4,780	$4,159
Cost of warranty claims	(1,110)	(1,077)	(3,507)	(3,151)
Accruals for product warranty	380	1,071	2,982	4,129
Ending accrued warranty and related costs	$4,255	$5,137	$4,255	$5,137
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
The Company offers an iPhone Upgrade Program, which is available to customers who purchase an iPhone 6s and 6s Plus in its U.S. retail and online stores and activate the purchased iPhone with one of the four U.S. national carriers. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a new iPhone, provided certain conditions are met. One of the conditions of this program requires the customer to finance the initial purchase price of the iPhone with a third-party lender. Upon exercise of the trade-in right and purchase of a new iPhone, the Company satisfies the customer’s outstanding balance due to the third-party lender on the original device. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.
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
Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. As of June 25, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $7.1 billion. The Company's retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, as further discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.
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
The following table shows information by reportable operating segment for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Americas:
Net sales	$17,963	$20,209	$66,384	$72,091
Operating income	$5,453	$6,177	$21,587	$24,064

Europe:
Net sales	$9,643	$10,342	$39,110	$39,760
Operating income	$2,666	$3,275	$12,047	$13,269

Greater China:
Net sales	$8,848	$13,230	$39,707	$46,197
Operating income	$3,415	$5,147	$15,809	$18,227

Japan:
Net sales	$3,529	$2,872	$12,604	$11,777
Operating income	$1,435	$1,447	$5,605	$5,634

Rest of Asia Pacific:
Net sales	$2,375	$2,952	$10,982	$12,389
Operating income	$753	$1,154	$3,880	$4,603
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Segment operating income	$13,722	$17,200	$58,928	$65,797
Research and development expense	(2,560)	(2,034)	(7,475)	(5,847)
Other corporate expenses, net	(1,057)	(1,083)	(3,190)	(3,343)
Total operating income	$10,105	$14,083	$48,263	$56,607

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10‑Q contain forward‑looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward‑looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 26, 2015 (the “2015 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Overview and Highlights
Company Background
The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS™, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Internet Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its online and retail stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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
Third Quarter Fiscal 2016 Highlights

Net sales decreased 15% or $7.2 billion during the third quarter of 2016 compared to the same quarter in 2015, primarily driven by lower unit sales and a reduction in the average selling price ("ASP") for iPhone. The Company had strong year-over-year net sales growth in Services.

During the third quarter of 2016, the Company began shipping iPhone SE and the 9.7-inch iPad ProTM. Additionally, at its Worldwide Developers Conference in June 2016, the Company announced updates to its operating systems with iOS 10, macOS Sierra, watchOS 3 and the new tvOS, which are expected to be available in the fall of 2016.

The Company utilized $10.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.2 billion during the third quarter of 2016. Additionally, the Company issued $1.4 billion of U.S. dollar-denominated and A$1.4 billion of Australian dollar-denominated long-term debt.
Sales Data
The following table shows net sales by operating segment and net sales and unit sales by product for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net Sales by Operating Segment:
Americas	$17,963	$20,209	(11)%	$66,384	$72,091	(8)%
Europe	9,643	10,342	(7)%	39,110	39,760	(2)%
Greater China	8,848	13,230	(33)%	39,707	46,197	(14)%
Japan	3,529	2,872	23%	12,604	11,777	7%
Rest of Asia Pacific	2,375	2,952	(20)%	10,982	12,389	(11)%
Total net sales	$42,358	$49,605	(15)%	$168,787	$182,214	(7)%

Net Sales by Product:
iPhone (1)	$24,048	$31,368	(23)%	$108,540	$122,832	(12)%
iPad (1)	4,876	4,538	7%	16,373	18,951	(14)%
Mac (1)	5,239	6,030	(13)%	17,092	18,589	(8)%
Services (2)	5,976	5,028	19%	18,023	14,823	22%
Other Products (1)(3)	2,219	2,641	(16)%	8,759	7,019	25%
Total net sales	$42,358	$49,605	(15)%	$168,787	$182,214	(7)%

Unit Sales by Product:
iPhone	40,399	47,534	(15)%	166,371	183,172	(9)%
iPad	9,950	10,931	(9)%	36,323	44,973	(19)%
Mac	4,252	4,796	(11)%	13,598	14,878	(9)%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Internet Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$24,048	$31,368	(23)%	$108,540	$122,832	(12)%
Percentage of total net sales	57%	63%		64%	67%
Unit sales	40,399	47,534	(15)%	166,371	183,172	(9)%

iPhone net sales and unit sales decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015. The Company believes the unit sales decline is due primarily to the acceleration of iPhone upgrades in 2015 and challenging market conditions around the world. ASPs for iPhone were lower year-over-year during the third quarter and first nine months of 2016 due primarily to a shift in the mix of iPhones.
iPad
The following table presents iPad net sales and unit sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$4,876	$4,538	7%	$16,373	$18,951	(14)%
Percentage of total net sales	12%	9%		10%	10%
Unit sales	9,950	10,931	(9)%	36,323	44,973	(19)%

iPad net sales increased in the third quarter of 2016 compared to the same period in 2015 primarily due to higher ASPs for iPad driven by the launch of the 9.7-inch iPad Pro. iPad net sales decreased during the first nine months of 2016 compared to the same period in 2015 primarily due to lower unit sales and the effect of weakness in most foreign currencies relative to the U.S. dollar, partially offset by higher ASPs for iPad. The Company believes the year-over-year decline in unit sales during the third quarter and first nine months of 2016 is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company's other products.
Mac
The following table presents Mac net sales and unit sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$5,239	$6,030	(13)%	$17,092	$18,589	(8)%
Percentage of total net sales	12%	12%		10%	10%
Unit sales	4,252	4,796	(11)%	13,598	14,878	(9)%

Mac net sales and unit sales decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015 similar to the overall market contraction.

Services
The following table presents net sales information of Services for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$5,976	$5,028	19%	$18,023	$14,823	22%
Percentage of total net sales	14%	10%		11%	8%

The year-over-year increase in net sales of Services in the third quarter and first nine months of 2016 was due primarily to growth from App Store, licensing and AppleCare sales. During the first quarter of 2016, the Company received $548 million from Samsung Electronics Co., Ltd. related to its patent infringement lawsuit, which was recorded as licensing net sales within Services.
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
Americas
The following table presents Americas net sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$17,963	$20,209	(11)%	$66,384	$72,091	(8)%
Percentage of total net sales	42%	41%		39%	40%

Americas net sales decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.
Europe
The following table presents Europe net sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$9,643	$10,342	(7)%	$39,110	$39,760	(2)%
Percentage of total net sales	23%	21%		23%	22%

Europe net sales decreased during the third quarter of 2016 compared to the same period in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by an increase in Services. The year-over-year decrease in Europe net sales during the first nine months of 2016 was driven primarily by the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by an increase in Services.

Greater China
The following table presents Greater China net sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$8,848	$13,230	(33)%	$39,707	$46,197	(14)%
Percentage of total net sales	21%	27%		24%	25%

Greater China net sales decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by an increase in Services.
Japan
The following table presents Japan net sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$3,529	$2,872	23%	$12,604	$11,777	7%
Percentage of total net sales	8%	6%		7%	6%

The year-over-year increase in Japan net sales during the third quarter of 2016 was due primarily to higher net sales of iPhone and Services, and the effect of strength in the Japanese yen relative to the U.S. dollar. Japan net sales increased during the first nine months of 2016 compared to the same period in 2015 due primarily to higher net sales of Services and iPhone, partially offset by the effect of weakness in the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Net sales	$2,375	$2,952	(20)%	$10,982	$12,389	(11)%
Percentage of total net sales	6%	6%		7%	7%

Rest of Asia Pacific net sales decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.

Gross Margin
Gross margin for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$42,358	$49,605	$168,787	$182,214
Cost of sales	26,252	29,924	102,337	109,136
Gross margin	$16,106	$19,681	$66,450	$73,078
Gross margin percentage	38.0%	39.7%	39.4%	40.1%

Gross margin decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to the effect of weakness in most foreign currencies relative to the U.S. dollar and unfavorable leverage on fixed costs from lower net sales, partially offset by a favorable shift in mix to services.
The Company anticipates gross margin during the fourth quarter of 2016 to be between 37.5% and 38.0%. The foregoing statement regarding the Company’s expected gross margin percentage in the third quarter of 2016 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.
Operating Expenses
Operating expenses for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Research and development	$2,560	$2,034	$7,475	$5,847
Percentage of total net sales	6%	4%	4%	3%

Selling, general and administrative	$3,441	$3,564	$10,712	$10,624
Percentage of total net sales	8%	7%	6%	6%

Total operating expenses	$6,001	$5,598	$18,187	$16,471
Percentage of total net sales	14%	11%	11%	9%
Research and Development
The growth in R&D expense during the third quarter and first nine months of 2016 compared to the same periods in 2015 was driven primarily by an increase in headcount and related expenses, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and the development of new and updated products that are central to the Company’s core business strategy.
Selling, General and Administrative

The decrease in selling, general and administrative expense during the third quarter of 2016 compared to the same period in 2015 was primarily due to lower spending on marketing and advertising. The year-over-year increase in selling, general and administrative expense during the first nine months of 2016 compared to the same period in 2015 was due primarily to increased headcount and related expenses, partially offset primarily by a decrease in discretionary expenditures.

Other Income/(Expense), Net
Other income/(expense), net for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2016	June 27, 2015	Change	June 25, 2016	June 27, 2015	Change
Interest and dividend income	$1,036	$766		$2,963	$2,095
Interest expense	(409)	(201)		(1,006)	(495)
Other expense, net	(263)	(175)		(1,036)	(754)
Total other income/(expense), net	$364	$390	(7)%	$921	$846	9%
The decrease in other income/(expense), net during the third quarter of 2016 compared to the same period in 2015 was due primarily to higher interest expense on debt and higher expenses associated with foreign exchange activity, partially offset by higher interest income. The increase in other income/(expense), net during the first nine months of 2016 compared to the same period in 2015 was due primarily to higher interest income, partially offset by higher interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.77% and 1.51% in the third quarters of 2016 and 2015, respectively, and 1.72% and 1.45% in the first nine months of 2016 and 2015, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the three- and nine-month periods ended June 25, 2016 and June 27, 2015 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Provision for income taxes	$2,673	$3,796	$12,511	$15,183
Effective tax rate	25.5%	26.2%	25.4%	26.4%
The Company’s effective tax rates during the third quarter of 2016 and 2015 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the third quarter and first nine months of 2016 compared to the same periods in 2015 was due primarily to a different geographic mix of earnings.
Subsequent to the end of the third quarter of 2016, the Company reached a partial settlement with the U.S. Internal Revenue Service on its examination of the years 2010 through 2012. In connection with this settlement, the Company expects to recognize a tax benefit in the fourth quarter of 2016, which the Company does not believe will be significant to its consolidated financial statements. In addition, the Company is subject to audits by state, local and foreign tax authorities.  Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
On June 11, 2014, the European Commission issued an opening decision initiating a formal investigation against Ireland for alleged state aid to the Company. The opening decision concerns the allocation of profits for taxation purposes of the Irish branches of two subsidiaries of the Company. The Company believes the European Commission’s assertions are without merit. If the European Commission were to conclude against Ireland, the European Commission could require Ireland to recover from the Company past taxes covering a period of up to 10 years reflective of the disallowed state aid. While such amount could be material, as of June 25, 2016 the Company is unable to estimate the impact.

Recent Accounting Pronouncements
Stock Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019 and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standards on its consolidated financial statements.

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of June 25, 2016 and September 26, 2015 and for the first nine months of 2016 and 2015 (in millions):

	June 25, 2016	September 26, 2015
Cash, cash equivalents and marketable securities	$231,520	$205,666
Property, plant and equipment, net	$25,448	$22,471
Commercial paper	$12,496	$8,499
Total term debt	$72,439	$55,963
Working capital	$22,275	$8,768

	Nine Months Ended
	June 25, 2016	June 27, 2015
Cash generated by operating activities	$49,698	$67,791
Cash used in investing activities	$(38,580)	$(54,899)
Cash used in financing activities	$(14,001)	$(11,417)
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
As of June 25, 2016 and September 26, 2015, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $214.9 billion and $186.9 billion, respectively, and are generally based in U.S. dollar‑denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.
During the nine months ended June 25, 2016, cash generated from operating activities of $49.7 billion was a result of $36.7 billion of net income, non-cash adjustments to net income of $16.3 billion and a decrease in the net change in operating assets and liabilities of $3.3 billion. Cash used in investing activities of $38.6 billion during the nine months ended June 25, 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.2 billion and cash used to acquire property, plant and equipment of $8.8 billion. Cash used in financing activities of $14.0 billion during the nine months ended June 25, 2016 consisted primarily of cash used to repurchase common stock of $23.7 billion, cash used to pay dividends and dividend equivalents of $9.1 billion and cash used to repay term debt of $2.5 billion, partially offset by proceeds from issuance of term debt, net of $18.0 billion and proceeds from commercial paper, net of $4.0 billion.
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
Capital Assets
The Company’s capital expenditures were $9.3 billion during the first nine months of 2016. The Company anticipates utilizing approximately $13.0 billion for capital expenditures during 2016, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 25, 2016, the Company had $12.5 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.42% and maturities generally less than nine months.
As of June 25, 2016, the Company has outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $71.6 billion (collectively the “Notes”). During the third quarter of 2016, the Company repaid $2.5 billion of its Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 2, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
In April 2016, the Company’s Board of Directors increased the share repurchase program authorization from $140 billion to $175 billion of the Company’s common stock, increasing the expected total size of the capital return program to $250 billion. Additionally in April 2016, the Company announced that the Board of Directors raised the rate of the Company's quarterly cash dividend by 10% to $0.57 per share, beginning with the dividend to be paid during the third quarter of 2016. The Company intends to increase its dividend on an annual basis subject to declaration by the Board of Directors.

As of June 25, 2016, $127 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through June 25, 2016 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q3 2016	$3,187	$6,000	$4,000	$610	$13,797
Q2 2016	2,902	—	7,000	154	10,056
Q1 2016	2,969	3,000	3,000	597	9,566
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$44,797	$49,950	$77,026	$5,156	$176,929
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

Operating Leases
As of June 25, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $7.1 billion. The Company’s retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
Purchase Commitments
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 25, 2016, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $21.0 billion.
Other Obligations
In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $6.2 billion as of June 25, 2016 that consisted of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, licensing, R&D, internet and telecommunications services, energy and other obligations.
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of June 25, 2016, the Company had non-current deferred tax liabilities of $24.6 billion. Additionally, as of June 25, 2016, the Company had gross unrecognized tax benefits of $7.6 billion and an additional $1.5 billion for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.
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
The Company offers an iPhone Upgrade Program, which is available to customers who purchase an iPhone 6s and 6s Plus in its U.S. retail and online stores and activate the purchased iPhone with one of the four U.S. national carriers. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a new iPhone, provided certain conditions are met. One of the conditions of this program requires the customer to finance the initial purchase price of the iPhone with a third-party lender. Upon exercise of the trade-in right and purchase of a new iPhone, the Company satisfies the customer’s outstanding balance due to the third-party lender on the original device. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.
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
There have been no material changes to the Company’s market risk during the third quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2015 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 25, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2015 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarters ended December 26, 2015 and March 26, 2016, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. The Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company's products and infringing on its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

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

The Company is the only authorized maker of hardware using macOS, which has a minority market share in the personal computer market. This market has been contracting and is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and accessories, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. An increasing number of internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results also depend on its ability to continually improve the Mac platform to maintain its functional and design advantages.

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

Some carriers providing cellular network service for iPhone subsidize users’ purchases of the device. There is no assurance that such subsidies will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.

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
The Company’s future performance depends in part on support from third‑party software developers.
The Company believes decisions by customers to purchase its hardware products depend in part on the availability of third‑party software applications and services. There is no assurance that third-party developers will continue to develop and maintain software applications and services for the Company’s products. If third-party software applications and services cease to be developed and maintained for the Company’s products, customers may choose not to buy the Company’s products.

With respect to its Mac products, the Company believes the availability of third‑party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of Mac sales and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Mac’s prospects, developers could be less inclined to develop or upgrade software for the Company’s Mac products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.

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

For example, technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase. In particular, the Company's cellular enabled products compete with products from mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company has significantly increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of June 25, 2016, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
Recent Sales of Unregistered Securities
On May 23, 2016, the Company issued 120,426 shares of its common stock to an individual in connection with the Company's acquisition of all the outstanding shares of a company. The sale of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 25, 2016 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2016 to April 30, 2016:
November 2015 ASR	8,740	(2)	(2)	8,740	(2)
Open market and privately negotiated purchases	8,746		$101.75	8,746

May 1, 2016 to May 28, 2016:
May 2016 ASR	48,183	(3)	(3)	48,183	(3)
Open market and privately negotiated purchases	21,941		$94.88	21,941

May 29, 2016 to June 25, 2016
Open market and privately negotiated purchases	10,551		$97.46	10,551
Total	98,161					$48,024

(1)
In 2012, the Company’s Board of Directors authorized a program to repurchase up to $10 billion of the Company’s common stock beginning in 2013. The Company’s Board of Directors increased the authorization to repurchase the Company’s common stock to $60 billion in April 2013, to $90 billion in April 2014, to $140 billion in April 2015 and to $175 billion in April 2016. As of June 25, 2016, $127 billion of the $175 billion had been utilized. The remaining $48 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 25, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In November 2015, the Company entered into an accelerated share repurchase arrangement (“ASR") to purchase up to $3.0 billion of the Company’s common stock. In April 2016, the purchase period for this ASR ended and an additional 8.7 million shares were delivered and retired. In total, 29.1 million net shares were delivered under this ASR at an average repurchase price of $103.02.

(3)
In May 2016, the Company entered into a new ASR to purchase up to $6.0 billion of the Company’s common stock. In exchange for up-front payments totaling $6.0 billion, the financial institutions party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in or before August 2016. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits (1)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of June 22, 2016, including forms of global notes representing 4.15% Notes due 2046.	8-K	4.1	6/22/16
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.
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

July 27, 2016	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer