Form 10-K
period 2016-09-24
APPLE INC
filed 2016-10-26
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36743

Apple Inc.
(Exact name of Registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)
(408) 996-1010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share 1.000% Notes due 2022 1.375% Notes due 2024 1.625% Notes due 2026 2.000% Notes due 2027 3.050% Notes due 2029 3.600% Notes due 2042	The NASDAQ Stock Market LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC New York Stock Exchange LLC
(Title of class)	(Name of exchange on which registered)
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 25, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $578,807,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
5,332,313,000 shares of common stock were issued and outstanding as of October 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2017 annual meeting of shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.
Form 10-K
For the Fiscal Year Ended September 24, 2016

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
Company Background
The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS™, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Internet Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company is a California corporation established in 1977.
Business Strategy
The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Internet Services, which allows customers to discover and download digital content, iOS, Mac, Apple Watch and Apple TV applications, and books through either a Mac or Windows personal computer or through iPhone, iPad and iPod touch® devices (“iOS devices”), Apple TV and Apple Watch. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.
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

Apple Inc. | 2016 Form 10-K | 1

Products
iPhone
iPhone is the Company’s line of smartphones based on its iOS operating system. iPhone includes Siri®, a voice activated intelligent assistant, and Apple Pay and Touch ID® on qualifying devices. In September 2016, the Company introduced iPhone 7 and 7 Plus, featuring new camera systems, immersive stereo speakers and water and dust resistance. During the third quarter of 2016, the Company also began selling iPhone SE, which has a 4-inch Retina® display. iPhone works with the iTunes Store, App Store, iBooks Store and Apple Music for purchasing, organizing and playing digital content and apps.
iPad
iPad is the Company’s line of multi-purpose tablets based on its iOS operating system, which includes iPad Pro™, iPad Air® and iPad mini™. iPad includes Siri and also includes Touch ID on qualifying devices. iPad works with the iTunes Store, App Store, iBooks Store and Apple Music for purchasing, organizing and playing digital content and apps.
Mac
Mac is the Company’s line of desktop and portable personal computers based on its macOS operating system. The Company’s desktop computers include iMac®, 21.5” iMac with Retina 4K display, 27” iMac with Retina 5K display, Mac Pro® and Mac mini®. The Company’s portable computers include MacBook®, MacBook Air®, MacBook Pro® and MacBook Pro with Retina display.
Operating System Software
iOS
iOS is the Company’s Multi-Touch™ operating system that serves as the foundation for iOS devices. Devices running iOS are compatible with both Mac and Windows personal computers and Apple’s iCloud services. In September 2016, the Company released iOS 10, which introduces the ability for Siri to do more by working with apps, updates Messages, includes redesigned Maps, Photos, Apple Music and News apps, and the Home app, which provides a way to manage home automation products in one place.
macOS
macOS is the Company’s Mac operating system and is built on an open-source UNIX-based foundation and provides an intuitive and integrated computer experience. Support for iCloud is built into macOS so users can access content and information from Mac, iOS devices and other supported devices and access downloaded content and apps from the iTunes Store. macOS Sierra, released in September 2016, is the 13th major release of macOS and incorporates Siri and Apple Pay on the Mac, improves continuity and document access across Apple devices and includes the new Memories feature in Photos.
watchOS
watchOS is the Company’s operating system for Apple Watch. Released in September 2016, watchOS 3 provides improved performance with the ability to launch favorite apps instantly, enhanced navigation with the new Dock and new fitness and health capabilities for Apple Watch, including the Breathe app designed to promote exercises for relaxation and stress reduction.
tvOS
tvOS is the Company's operating system for Apple TV. The tvOS operating system is based on the Company’s iOS platform and enables developers to create new apps and games specifically for Apple TV and deliver them to customers through the Apple TV App Store. The new tvOS, released in September 2016, incorporates new Siri capabilities that allow searching across more apps and services.
Application Software
The Company’s application software includes iLife®, iWork® and various other software, including Final Cut Pro®, Logic® Pro X and FileMaker® Pro. iLife is the Company’s consumer-oriented digital lifestyle software application suite included with all Mac computers and features iMovie®, a digital video editing application, and GarageBand®, a music creation application that allows users to play, record and create music. iWork is the Company’s integrated productivity suite included with all Mac computers and is designed to help users create, present and publish documents through Pages®, presentations through Keynote® and spreadsheets through Numbers®. The Company also has Multi-Touch versions of iLife and iWork applications designed specifically for use on iOS devices, which are available as free downloads for all new iOS devices.

Apple Inc. | 2016 Form 10-K | 2

Services
Internet Services
The iTunes Store, available for iOS devices, Mac and Windows personal computers and Apple TV, allows customers to purchase and download music and TV shows, rent or purchase movies and download free podcasts. The App Store, available for iOS devices, allows customers to discover and download apps and purchase in-app content. The Mac App Store, available for Mac computers, allows customers to discover, download and install Mac applications. The TV App Store allows customers access to apps and games specifically for the Apple TV. The iBooks Store, available for iOS devices and Mac computers, features e-books from major and independent publishers. Apple Music offers users a curated listening experience with on-demand radio stations that evolve based on a user’s play or download activity and a subscription-based internet streaming service that also provides unlimited access to the Apple Music library.
iCloud
iCloud is the Company’s cloud service which stores music, photos, contacts, calendars, mail, documents and more, keeping them up-to-date and available across multiple iOS devices, Mac and Windows personal computers and Apple TV. iCloud services include iCloud Drive®, iCloud Photo Library, Family Sharing, Find My iPhone, iPad or Mac, Find My Friends, Notes, iCloud Keychain® and iCloud Backup for iOS devices.
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
Apple Pay
Apple Pay is the Company’s mobile payment service available in certain countries that offers an easy, secure and private way to pay. Apple Pay allows users to pay for purchases in stores accepting contactless payments and to pay for purchases within participating apps on qualifying devices. Apple Pay accepts credit and debit cards across major card networks and also supports reward programs and store-issued credit and debit cards.
Other Products
Accessories
The Company sells a variety of Apple-branded and third-party Mac-compatible and iOS-compatible accessories, including Apple TV, Apple Watch, Beats products, iPod, headphones, displays, storage devices, and various other connectivity and computing products and supplies. In September 2016, the Company introduced AirPods™, new wireless headphones that interact with Siri.
Apple TV
Apple TV connects to consumers’ TVs and enables them to access digital content directly for streaming high definition video, playing music and games, and viewing photos. Content from Apple Music and other media services are also available on Apple TV. Apple TV allows streaming digital content from Mac and Windows personal computers through Home Share and from compatible Mac and iOS devices through AirPlay®. The Company's Apple TV runs on its tvOS operating system and is based on apps built for the television. Additionally, the Apple TV remote features Siri, allowing users to search and access content with their voice.
Apple Watch
Apple Watch is a personal electronic device that combines the watchOS user interface and technologies created specifically for a smaller device, including the Digital Crown™, a unique navigation tool that allows users to seamlessly scroll, zoom and navigate, and Force Touch, a technology that senses the difference between a tap and a press and allows users to access controls within apps. Apple Watch enables users to communicate in new ways from their wrist, track their health and fitness through activity and workout apps, and includes Siri and Apple Pay. In September 2016, the Company introduced Apple Watch Series 2, featuring new fitness and health capabilities, built-in GPS and a 50-meter water resistance rating for swimming.

Apple Inc. | 2016 Form 10-K | 3

iPod
iPod is the Company’s line of portable digital music and media players, which includes iPod touch, iPod nano® and iPod shuffle®. All iPods work with iTunes to purchase and synchronize content. iPod touch, based on the Company’s iOS operating system, is a flash-memory-based iPod that works with the iTunes Store, App Store and iBooks Store for purchasing and playing digital content and apps.
Developer Programs
The Company’s developer programs support app developers with building, testing and distributing apps for iOS, macOS, watchOS and tvOS. Developer program membership provides access to beta software and advanced app capabilities (e.g., CloudKit®, HealthKit™ and Apple Pay), the ability to test apps using TestFlight®, distribution on the App Store, access to App Analytics and code-level technical support. Developer programs also exist for businesses creating apps for internal use (the Apple Developer Enterprise Program) and developers creating accessories for Apple devices (the MFi Program). All developers, even those who are not developer program members, can sign in with their Apple ID to post on the Apple Developer Forums and use Xcode®, the Company’s integrated development environment for creating apps for Apple platforms. Xcode includes project management tools; analysis tools to collect, display and compare app performance data; simulation tools to locally run, test and debug apps; and tools to simplify the design and development of user interfaces. All developers also have access to extensive technical documentation and sample code.
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers and small and mid-sized businesses through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and value-added resellers. During 2016, the Company’s net sales through its direct and indirect distribution channels accounted for 25% and 75%, respectively, of total net sales.
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
The Company is committed to delivering solutions to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement and has designed a range of products, services and programs to address the needs of education customers. The Company also supports mobile learning and real-time distribution of, and access to, education related materials through iTunes U, a platform that allows students and teachers to share and distribute educational media online. The Company sells its products to the education market through its direct sales force, select third-party resellers and its retail and online stores.
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
No single customer accounted for more than 10% of net sales in 2016, 2015 and 2014.

Apple Inc. | 2016 Form 10-K | 4

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
The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets in which it competes. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iOS devices, Mac, Apple Watch and Apple TV), software (iOS, macOS, watchOS and tvOS), online services and distribution of digital content and applications (Internet Services). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.
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
While some Mac computers are manufactured in the U.S. and Ireland, substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s manufacturing purchase obligations typically cover its requirements for periods up to 150 days.

Apple Inc. | 2016 Form 10-K | 5

Research and Development
Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through R&D, licensing of intellectual property and acquisition of third-party businesses and technology. Total R&D expense was $10.0 billion, $8.1 billion and $6.0 billion in 2016, 2015 and 2014, respectively.
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
Foreign and Domestic Operations and Geographic Data
During 2016, the Company’s domestic and international net sales accounted for 35% and 65%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”
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

Apple Inc. | 2016 Form 10-K | 6

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
Employees
As of September 24, 2016, the Company had approximately 116,000 full-time equivalent employees.
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

Apple Inc. | 2016 Form 10-K | 7

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

Apple Inc. | 2016 Form 10-K | 8

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related services, including third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the global smartphone market. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company competes with business models that provide content to users for free. The Company also competes with illegitimate means to obtain third-party digital content and applications. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.

The Company is the only authorized maker of hardware using macOS, which has a minority market share in the personal computer market. This market has been contracting and is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and accessories, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. An increasing number of internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results also depend on its ability to continually improve the Mac platform to maintain its functional and design advantages.

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

Many resellers have been adversely affected in the past by weak economic conditions. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

Apple Inc. | 2016 Form 10-K | 9

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

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts and open orders, in each case based on projected demand. Manufacturing purchase obligations typically cover forecasted component and manufacturing requirements for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.
Future operating results depend upon the Company’s ability to obtain components in sufficient quantities on commercially reasonable terms.
Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. A number of suppliers of components may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. The effects of global or regional economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases.

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

Apple Inc. | 2016 Form 10-K | 10

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

Apple Inc. | 2016 Form 10-K | 11

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

For example, technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. The intellectual property rights claims against the Company have generally increased over time and may continue to increase. In particular, the Company's cellular enabled products compete with products from mobile communication and media device companies that hold significant patent portfolios, and the Company has faced a significant number of patent claims against it. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

Apple Inc. | 2016 Form 10-K | 12

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

Apple Inc. | 2016 Form 10-K | 13

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

Apple Inc. | 2016 Form 10-K | 14

The Company’s business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.
War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by, among others, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. While the Company's suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company's business and harm to the Company's reputation. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s R&D activities, its corporate headquarters, information technology systems and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.
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

Apple Inc. | 2016 Form 10-K | 15

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 24, 2016, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service (the "IRS") and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition, operating results and cash flows could be adversely affected.

Apple Inc. | 2016 Form 10-K | 16

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company’s headquarters are located in Cupertino, California. As of September 24, 2016, the Company owned 7.1 million square feet and leased 22.3 million square feet of building space, primarily in the U.S. Additionally, the Company owned a total of 2,583 acres of land primarily in the U.S.
As of September 24, 2016, the Company owned facilities and land for R&D, corporate functions and data centers at various locations throughout the U.S., including land in California that is being developed for the Company’s second corporate campus. Outside the U.S., the Company owned additional facilities and land for various purposes.
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
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 4.	Mine Safety Disclosures
Not applicable.

Apple Inc. | 2016 Form 10-K | 17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol AAPL.
Price Range of Common Stock
The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016 price range per share	$116.18 - $91.50	$112.39 - $89.47	$109.43 - $92.39	$123.82 - $105.57
2015 price range per share	$132.97 - $92.00	$134.54 - $123.10	$133.60 - $104.63	$119.75 - $95.18
Holders
As of October 14, 2016, there were 25,641 shareholders of record.
Dividends
The Company paid a total of $12.0 billion and $11.4 billion in dividends during 2016 and 2015, respectively, and expects to pay quarterly dividends of $0.57 per common share each quarter, subject to declaration by the Board of Directors. The Company also plans to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

Apple Inc. | 2016 Form 10-K | 18

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 24, 2016 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 26, 2016 to July 30, 2016:
Open market and privately negotiated purchases	9,036		$96.83	9,036

July 31, 2016 to August 27, 2016:
May 2016 ASR	12,269		(2)	12,269
Open market and privately negotiated purchases	11,919		$108.11	11,919

August 28, 2016 to September 24, 2016:
August 2016 ASR	22,468	(3)	(3)	22,468	(3)
Open market and privately negotiated purchases	7,624		$109.71	7,624
Total	63,316					$42,024

(1)
In April 2016, the Company’s Board of Directors increased the Company's share repurchase program authorization from $140 billion to $175 billion of the Company’s common stock. As of September 24, 2016, $133 billion of the $175 billion had been utilized. The remaining $42 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 24, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In May 2016, the Company entered into an accelerated share repurchase arrangement ("ASR") to purchase up to $6.0 billion of the Company's common stock. In August 2016, the purchase period for this ASR ended and an additional 12.3 million shares were delivered and retired. In total, 60.5 million shares were delivered under this ASR at an average repurchase price of $99.25.

(3)
In August 2016, the Company entered into a new ASR to purchase up to $3.0 billion of the Company’s common stock. In exchange for an up-front payment of $3.0 billion, the financial institution party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in or before November 2016. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period.

Apple Inc. | 2016 Form 10-K | 19

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 24, 2016. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 23, 2011. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on 9/23/11 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.
Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright© 2016 Dow Jones & Co. All rights reserved.

	September 2011	September 2012	September 2013	September 2014	September 2015	September 2016
Apple Inc.	$100	$166	$123	$183	$212	$213
S&P 500 Index	$100	$130	$155	$186	$185	$213
S&P Information Technology Index	$100	$132	$142	$183	$187	$230
Dow Jones U.S. Technology Supersector Index	$100	$130	$137	$178	$177	$217

Apple Inc. | 2016 Form 10-K | 20

Item 6.	Selected Financial Data
The information set forth below for the five years ended September 24, 2016, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2016	2015	2014	2013	2012
Net sales	$215,639	$233,715	$182,795	$170,910	$156,508
Net income	$45,687	$53,394	$39,510	$37,037	$41,733

Earnings per share:
Basic	$8.35	$9.28	$6.49	$5.72	$6.38
Diluted	$8.31	$9.22	$6.45	$5.68	$6.31

Cash dividends declared per share	$2.18	$1.98	$1.82	$1.64	$0.38

Shares used in computing earnings per share:
Basic	5,470,820	5,753,421	6,085,572	6,477,320	6,543,726
Diluted	5,500,281	5,793,069	6,122,663	6,521,634	6,617,483

Total cash, cash equivalents and marketable securities	$237,585	$205,666	$155,239	$146,761	$121,251
Total assets	$321,686	$290,345	$231,839	$207,000	$176,064
Commercial paper	$8,105	$8,499	$6,308	$—	$—
Total term debt (1)	$78,927	$55,829	$28,987	$16,960	$—
Other long-term obligations (2)	$36,074	$33,427	$24,826	$20,208	$16,664
Total liabilities	$193,437	$170,990	$120,292	$83,451	$57,854
Total shareholders’ equity	$128,249	$119,355	$111,547	$123,549	$118,210

(1)	Includes current and long-term portion of term debt.

(2)	Other long-term obligations excludes non-current deferred revenue.

Apple Inc. | 2016 Form 10-K | 21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS™, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Internet Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Fiscal 2016 Highlights
Net sales declined 8% or $18.1 billion during 2016 compared to 2015, primarily driven by a year-over-year decrease in iPhone net sales and the effect of weakness in most foreign currencies relative to the U.S. dollar, partially offset by an increase in Services. In April 2016, the Company announced a significant increase to its capital return program by raising the expected total size of the program from $200 billion to $250 billion through March 2018. This included increasing its share repurchase authorization from $140 billion to $175 billion and raising its quarterly dividend from $0.52 to $0.57 per share beginning in May 2016. During 2016, the Company spent $29.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $12.2 billion. Additionally, the Company issued $23.9 billion of U.S. dollar-denominated term debt and A$1.4 billion of Australian dollar-denominated term debt during 2016.
Fiscal 2015 Highlights
Net sales rose 28% or $50.9 billion during 2015 compared to 2014, driven by a year-over-year increase in iPhone net sales. iPhone net sales and unit sales in 2015 increased in all of the Company’s reportable operating segments. The Company also experienced year-over-year net sales increases in Mac, Services and Other Products. Apple Watch, which launched during the third quarter of 2015, accounted for more than 100% of the year-over-year growth in net sales of Other Products. Net sales growth during 2015 was partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar and lower iPad net sales. Total net sales increased in each of the Company’s reportable operating segments, with particularly strong growth in Greater China where year-over-year net sales increased 84%.
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

Apple Inc. | 2016 Form 10-K | 22

Sales Data
The following table shows net sales by operating segment and net sales and unit sales by product during 2016, 2015 and 2014 (dollars in millions and units in thousands):

	2016	Change	2015	Change	2014
Net Sales by Operating Segment:
Americas	$86,613	(8)%	$93,864	17%	$80,095
Europe	49,952	(1)%	50,337	14%	44,285
Greater China	48,492	(17)%	58,715	84%	31,853
Japan	16,928	8%	15,706	3%	15,314
Rest of Asia Pacific	13,654	(10)%	15,093	34%	11,248
Total net sales	$215,639	(8)%	$233,715	28%	$182,795

Net Sales by Product:
iPhone (1)	$136,700	(12)%	$155,041	52%	$101,991
iPad (1)	20,628	(11)%	23,227	(23)%	30,283
Mac (1)	22,831	(10)%	25,471	6%	24,079
Services (2)	24,348	22%	19,909	10%	18,063
Other Products (1)(3)	11,132	11%	10,067	20%	8,379
Total net sales	$215,639	(8)%	$233,715	28%	$182,795

Unit Sales by Product:
iPhone	211,884	(8)%	231,218	37%	169,219
iPad	45,590	(17)%	54,856	(19)%	67,977
Mac	18,484	(10)%	20,587	9%	18,906

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Internet Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Apple Inc. | 2016 Form 10-K | 23

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for 2016, 2015 and 2014 (dollars in millions and units in thousands):

	2016	Change	2015	Change	2014
Net sales	$136,700	(12)%	$155,041	52%	$101,991
Percentage of total net sales	63%		66%		56%
Unit sales	211,884	(8)%	231,218	37%	169,219

iPhone net sales and unit sales decreased during 2016 compared to 2015. The Company believes the sales decline is due primarily to a lower rate of iPhone upgrades during 2016 compared to 2015 and challenging macroeconomic conditions in a number of major markets in 2016. Average selling prices (“ASPs”) for iPhone were lower year-over-year during 2016 due primarily to a different mix of iPhones, including the iPhone SE introduced in 2016, and the effect of weakness in most foreign currencies relative to the U.S. dollar.
The year-over-year growth in iPhone net sales and unit sales during 2015 primarily resulted from strong demand for iPhone 6 and 6 Plus during 2015. Overall ASPs for iPhone increased during 2015 compared to 2014, due primarily to the introduction of iPhone 6 and 6 Plus in September 2014, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar.
iPad
The following table presents iPad net sales and unit sales information for 2016, 2015 and 2014 (dollars in millions and units in thousands):

	2016	Change	2015	Change	2014
Net sales	$20,628	(11)%	$23,227	(23)%	$30,283
Percentage of total net sales	10%		10%		17%
Unit sales	45,590	(17)%	54,856	(19)%	67,977

iPad net sales decreased during 2016 compared to 2015 primarily due to lower unit sales and the effect of weakness in most foreign currencies relative to the U.S. dollar, partially offset by higher ASPs due to a shift in mix to higher-priced iPads. The Company believes the decline in iPad sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company's other products.
Net sales and unit sales for iPad declined during 2015 compared to 2014. The Company believes the decline in iPad sales is due in part to a longer repurchase cycle for iPads and some level of cannibalization from the Company's other products. iPad ASPs declined during 2015 compared to 2014, primarily as a result of the effect of weakness in most foreign currencies relative to the U.S. dollar and a shift in mix to lower-priced iPads.
Mac
The following table presents Mac net sales and unit sales information for 2016, 2015 and 2014 (dollars in millions and units in thousands):

	2016	Change	2015	Change	2014
Net sales	$22,831	(10)%	$25,471	6%	$24,079
Percentage of total net sales	11%		11%		13%
Unit sales	18,484	(10)%	20,587	9%	18,906

Mac net sales and unit sales decreased during 2016 compared to 2015. The year-over-year decline in Mac unit sales during 2016 was at rates similar to the overall market. The effect of weakness in most foreign currencies relative to the U.S. dollar also negatively impacted Mac net sales.
The year-over-year growth in Mac net sales and unit sales during 2015 was driven by strong demand for Mac portables. Mac ASPs declined during 2015 compared to 2014 largely due to the effect of weakness in most foreign currencies relative to the U.S. dollar.

Apple Inc. | 2016 Form 10-K | 24

Services
The following table presents net sales information of Services for 2016, 2015 and 2014 (dollars in millions):

	2016	Change	2015	Change	2014
Net sales	$24,348	22%	$19,909	10%	$18,063
Percentage of total net sales	11%		9%		10%

The year-over-year increase in net sales of Services in 2016 was due primarily to growth from the App Store, licensing and AppleCare sales, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar. During the first quarter of 2016, the Company received $548 million from Samsung Electronics Co., Ltd. related to its patent infringement lawsuit, which was recorded as licensing net sales within Services.
The increase in net sales of Services during 2015 compared to 2014 was primarily due to growth from the App Store and licensing.
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
Americas
The following table presents Americas net sales information for 2016, 2015 and 2014 (dollars in millions):

	2016	Change	2015	Change	2014
Net sales	$86,613	(8)%	$93,864	17%	$80,095
Percentage of total net sales	40%		40%		44%

Americas net sales decreased during 2016 compared to 2015 due primarily to lower net sales and unit sales of iPhone.
The year-over-year growth in Americas net sales during 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by a decline in net sales and unit sales of iPad.
Europe
The following table presents Europe net sales information for 2016, 2015 and 2014 (dollars in millions):

	2016	Change	2015	Change	2014
Net sales	$49,952	(1)%	$50,337	14%	$44,285
Percentage of total net sales	23%		22%		24%

Europe net sales decreased during 2016 compared to 2015 driven primarily by the effect of weakness in foreign currencies relative to the U.S. dollar and a decrease in unit sales of Mac, largely offset by an increase in iPhone unit sales and Services.
The year-over-year increase in Europe net sales during 2015 was driven primarily by growth in net sales and unit sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar and a decline in net sales and unit sales of iPad.

Apple Inc. | 2016 Form 10-K | 25

Greater China
The following table presents Greater China net sales information for 2016, 2015 and 2014 (dollars in millions):

	2016	Change	2015	Change	2014
Net sales	$48,492	(17)%	$58,715	84%	$31,853
Percentage of total net sales	22%		25%		17%

Greater China net sales decreased during 2016 compared to 2015 due primarily to lower net sales and unit sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.
Greater China experienced strong year-over-year increases in net sales during 2015 driven primarily by iPhone sales.
Japan
The following table presents Japan net sales information for 2016, 2015 and 2014 (dollars in millions):

	2016	Change	2015	Change	2014
Net sales	$16,928	8%	$15,706	3%	$15,314
Percentage of total net sales	8%		7%		8%

Japan net sales increased during 2016 compared to 2015 due primarily to higher net sales of Services and the strength in the Japanese yen relative to the U.S. dollar.
The year-over-year increase in Japan net sales during 2015 was driven primarily by growth in Services largely associated with strong App Store sales, partially offset by the effect of weakness in the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for 2016, 2015 and 2014 (dollars in millions):

	2016	Change	2015	Change	2014
Net sales	$13,654	(10)%	$15,093	34%	$11,248
Percentage of total net sales	6%		6%		6%

Rest of Asia Pacific net sales decreased during 2016 compared to 2015 due primarily to lower net sales and unit sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.
The year-over-year increase in Rest of Asia Pacific net sales during 2015 primarily reflects strong growth in net sales and unit sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar and a decline in net sales and unit sales of iPad.

Gross Margin
Gross margin for 2016, 2015 and 2014 is as follows (dollars in millions):

	2016	2015	2014
Net sales	$215,639	$233,715	$182,795
Cost of sales	131,376	140,089	112,258
Gross margin	$84,263	$93,626	$70,537
Gross margin percentage	39.1%	40.1%	38.6%

Gross margin decreased in 2016 compared to 2015 due primarily to the effect of weakness in most foreign currencies relative to the U.S. dollar and, to a lesser extent, unfavorable leverage on fixed costs from lower net sales, partially offset by a favorable shift in mix to Services.
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

Apple Inc. | 2016 Form 10-K | 26

The Company anticipates gross margin during the first quarter of 2017 to be between 38% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the first quarter of 2017 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Operating Expenses
Operating expenses for 2016, 2015 and 2014 are as follows (dollars in millions):

	2016	Change	2015	Change	2014
Research and development	$10,045	25%	$8,067	34%	$6,041
Percentage of total net sales	5%		3%		3%
Selling, general and administrative	$14,194	(1)%	$14,329	19%	$11,993
Percentage of total net sales	7%		6%		7%
Total operating expenses	$24,239	8%	$22,396	24%	$18,034
Percentage of total net sales	11%		10%		10%
Research and Development
The year-over-year growth in R&D expense in 2016 and 2015 was driven primarily by an increase in headcount and related expenses, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products that are central to the Company’s core business strategy.
Selling, General and Administrative
The decrease in selling, general and administrative expense in 2016 compared to 2015 was due primarily to lower discretionary expenditures and advertising costs, partially offset by an increase in headcount and related expenses. The year-over-year growth in selling, general and administrative expense in 2015 was primarily due to increased headcount and related expenses, and higher spending on marketing and advertising.

Other Income/(Expense), Net
Other income/(expense), net for 2016, 2015 and 2014 are as follows (dollars in millions):

	2016	Change	2015	Change	2014
Interest and dividend income	$3,999		$2,921		$1,795
Interest expense	(1,456)		(733)		(384)
Other expense, net	(1,195)		(903)		(431)
Total other income/(expense), net	$1,348	5%	$1,285	31%	$980
The year-over-year increase in other income/(expense), net during 2016 and 2015 was due primarily to higher interest income, partially offset by higher interest expense on debt and higher expenses associated with foreign exchange activity. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.73%, 1.49% and 1.11% in 2016, 2015 and 2014, respectively.

Apple Inc. | 2016 Form 10-K | 27

Provision for Income Taxes
Provision for income taxes and effective tax rates for 2016, 2015 and 2014 are as follows (dollars in millions):

	2016	2015	2014
Provision for income taxes	15,685	$19,121	$13,973
Effective tax rate	25.6%	26.4%	26.1%
The Company’s effective tax rates for 2016, 2015 and 2014 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate in 2016 compared to 2015 was due primarily to greater R&D tax credits. The higher effective tax rate during 2015 compared to 2014 was due primarily to higher foreign taxes.
As of September 24, 2016, the Company had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $4.1 billion and deferred tax liabilities of $26.0 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.
During the fourth quarter of 2016, the Company reached a partial settlement with the IRS on its examination of the years 2010 through 2012. In connection with this settlement, the Company recognized a tax benefit in the fourth quarter of 2016 that was not significant to its consolidated financial statements. All years prior to 2013 are closed, except for the years 2010 through 2012 relating to R&D tax credits. In addition, the Company is subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the "State Aid Decision"). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through September 2014. Irish legislative changes, effective as of the beginning of 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and intends to appeal to the General Court of the Court of Justice of the European Union. Ireland has also announced its intention to appeal the State Aid Decision. While the European Commission announced a recovery amount of up to €13 billion, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due would be creditable against U.S. taxes.

Recent Accounting Pronouncements
Income Taxes
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Apple Inc. | 2016 Form 10-K | 28

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

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
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.
Liquidity and Capital Resources
The following table presents selected financial information and statistics as of and for the years ended September 24, 2016, September 26, 2015 and September 27, 2014 (in millions):

	2016	2015	2014
Cash, cash equivalents and marketable securities	$237,585	$205,666	$155,239
Property, plant and equipment, net	$27,010	$22,471	$20,624
Commercial paper	$8,105	$8,499	$6,308
Total term debt	$78,927	$55,829	$28,987
Working capital	$27,863	$8,768	$5,083
Cash generated by operating activities	$65,824	$81,266	$59,713
Cash used in investing activities	$(45,977)	$(56,274)	$(22,579)
Cash used in financing activities	$(20,483)	$(17,716)	$(37,549)
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

Apple Inc. | 2016 Form 10-K | 29

As of September 24, 2016 and September 26, 2015, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $216.0 billion and $186.9 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. In connection with the State Aid Decision, the European Commission announced a recovery amount of up to €13 billion, plus interest. The actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.
During 2016, cash generated from operating activities of $65.8 billion was a result of $45.7 billion of net income, non-cash adjustments to net income of $19.7 billion and an increase in the net change in operating assets and liabilities of $484 million. Cash used in investing activities of $46.0 billion during 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $30.6 billion and cash used to acquire property, plant and equipment of $12.7 billion. Cash used in financing activities of $20.5 billion during 2016 consisted primarily of cash used to repurchase common stock of $29.7 billion, cash used to pay dividends and dividend equivalents of $12.2 billion and cash used to repay term debt of $2.5 billion, partially offset by net proceeds from the issuance of term debt of $25.0 billion.
During 2015, cash generated from operating activities of $81.3 billion was a result of $53.4 billion of net income, non-cash adjustments to net income of $16.2 billion and an increase in the net change in operating assets and liabilities of $11.6 billion. Cash used in investing activities of $56.3 billion during 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $44.4 billion and cash used to acquire property, plant and equipment of $11.2 billion. Cash used in financing activities of $17.7 billion during 2015 consisted primarily of cash used to repurchase common stock of $35.3 billion and cash used to pay dividends and dividend equivalents of $11.6 billion, partially offset by net proceeds from the issuance of term debt of $27.1 billion.
Capital Assets
The Company’s capital expenditures were $12.8 billion during 2016. The Company anticipates utilizing approximately $16.0 billion for capital expenditures during 2017, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 24, 2016, the Company had $8.1 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.45% and maturities generally less than nine months.
As of September 24, 2016, the Company has outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $78.4 billion (collectively the “Notes”). During 2016, the Company repaid $2.5 billion of its Notes upon maturity. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes. The future principal payments for the Company’s Notes as of September 24, 2016 are as follows (in millions):

2017	$3,500
2018	6,500
2019	6,834
2020	6,454
2021	7,750
Thereafter	47,346
Total term debt	$78,384
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 6, “Debt.”

Apple Inc. | 2016 Form 10-K | 30

Capital Return Program
In April 2016, the Company’s Board of Directors increased the share repurchase program authorization from $140 billion to $175 billion of the Company’s common stock, increasing the expected total size of the capital return program from $200 billion to $250 billion. Additionally in April 2016, the Company announced that the Board of Directors raised the rate of the Company's quarterly cash dividend by 10% from $0.52 to $0.57 per share, beginning with the dividend paid during the third quarter of 2016. The Company intends to increase its dividend on an annual basis subject to declaration by the Board of Directors.
As of September 24, 2016, $133 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through September 24, 2016 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2016	$12,150	$12,000	$17,000	$1,570	$42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$47,889	$52,950	$80,026	$5,365	$186,230
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
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 24, 2016, and excludes amounts already recorded on the Consolidated Balance Sheet, except for term debt (in millions):

	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years	Total
Term debt	$3,500	$13,334	$14,204	$47,346	$78,384
Operating leases	929	1,834	1,725	3,139	7,627
Manufacturing purchase obligations	24,695	939	1,830	1,127	28,591
Other purchase obligations	3,503	1,732	653	732	6,620
Total	$32,627	$17,839	$18,412	$52,344	$121,222
Operating Leases
As of September 24, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $7.6 billion. The Company’s retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.

Apple Inc. | 2016 Form 10-K | 31

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 24, 2016, the Company had manufacturing purchase obligations of $28.6 billion.
Other Purchase Obligations
The Company’s other purchase obligations were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, licensing, R&D, internet and telecommunications services, energy and other obligations. As of September 24, 2016, the Company had other purchase obligations of $6.6 billion.
The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 24, 2016, the Company had non-current deferred tax liabilities of $26.0 billion. Additionally, as of September 24, 2016, the Company had gross unrecognized tax benefits of $7.7 billion and an additional $1.0 billion for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.
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
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and mainland China. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.
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
Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation and impairment of marketable securities, inventory valuation, valuation of manufacturing-related assets and estimation of purchase commitment cancellation fees, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Apple Inc. | 2016 Form 10-K | 32

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

Apple Inc. | 2016 Form 10-K | 33

Valuation and Impairment of Marketable Securities
The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s operating results.
Inventory Valuation, Valuation of Manufacturing-Related Assets and Estimation of Purchase Commitment Cancellation Fees
The Company must purchase components and build inventory in advance of product shipments and has invested in manufacturing-related assets, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.
The industries in which the Company competes are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. In certain circumstances the Company may be required to record additional write-downs of inventory and/or impairments of manufacturing-related assets or inventory prepayments. These circumstances include future demand or market conditions for the Company’s products being less favorable than forecasted, unforeseen technological changes or changes to the Company’s product development plans that negatively impact the utility of any of these assets, or significant deterioration in the financial condition of one or more of the Company’s suppliers that hold any of the Company’s manufacturing-related assets or to whom the Company has made an inventory prepayment. Such write-downs would adversely affect the Company’s financial condition and operating results in the period when the additional write-downs were recorded.
The Company accrues for estimated purchase commitment cancellation fees related to inventory orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders in each case based on projected demand. Manufacturing purchase obligations typically cover the Company’s forecasted component and manufacturing requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, a change in the Company’s product development plans, or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees were identified and recorded.
Warranty Costs
The Company accrues for the estimated cost of warranties in the period the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside of the Company’s typical experience. The Company regularly reviews these estimates and the current installed base of products subject to warranty protection to assess the appropriateness of its recorded warranty liabilities and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s financial condition and operating results.

Apple Inc. | 2016 Form 10-K | 34

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
Legal and Other Contingencies
As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Apple Inc. | 2016 Form 10-K | 35

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
The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 24, 2016 and September 26, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.9 billion and $4.3 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
As of September 24, 2016 and September 26, 2015, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $78.9 billion and $55.8 billion, respectively. The Company has entered, and may enter in the future, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on these instruments are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 24, 2016 and September 26, 2015 to increase by $271 million and $200 million on an annualized basis, respectively.
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

Apple Inc. | 2016 Form 10-K | 36

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $434 million as of September 24, 2016 compared to a maximum one-day loss in fair value of $342 million as of September 26, 2015. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 24, 2016 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Apple Inc. | 2016 Form 10-K | 37

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Apple Inc. | 2016 Form 10-K | 38

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Net sales	$215,639	$233,715	$182,795
Cost of sales	131,376	140,089	112,258
Gross margin	84,263	93,626	70,537

Operating expenses:
Research and development	10,045	8,067	6,041
Selling, general and administrative	14,194	14,329	11,993
Total operating expenses	24,239	22,396	18,034

Operating income	60,024	71,230	52,503
Other income/(expense), net	1,348	1,285	980
Income before provision for income taxes	61,372	72,515	53,483
Provision for income taxes	15,685	19,121	13,973
Net income	$45,687	$53,394	$39,510

Earnings per share:
Basic	$8.35	$9.28	$6.49
Diluted	$8.31	$9.22	$6.45

Shares used in computing earnings per share:
Basic	5,470,820	5,753,421	6,085,572
Diluted	5,500,281	5,793,069	6,122,663

Cash dividends declared per share	$2.18	$1.98	$1.82

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2016 Form 10-K | 39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Net income	$45,687	$53,394	$39,510
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $8, $201 and $50, respectively	75	(411)	(137)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(7), $(441) and $(297), respectively	7	2,905	1,390
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $131, $630 and $(36), respectively	(741)	(3,497)	149
Total change in unrealized gains/losses on derivative instruments, net of tax	(734)	(592)	1,539

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $(863), $264 and $(153), respectively	1,582	(483)	285
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(31), $(32) and $71, respectively	56	59	(134)
Total change in unrealized gains/losses on marketable securities, net of tax	1,638	(424)	151

Total other comprehensive income/(loss)	979	(1,427)	1,553
Total comprehensive income	$46,666	$51,967	$41,063

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2016 Form 10-K | 40

CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 24, 2016	September 26, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$20,484	$21,120
Short-term marketable securities	46,671	20,481
Accounts receivable, less allowances of $53 and $63, respectively	15,754	16,849
Inventories	2,132	2,349
Vendor non-trade receivables	13,545	13,494
Other current assets	8,283	15,085
Total current assets	106,869	89,378

Long-term marketable securities	170,430	164,065
Property, plant and equipment, net	27,010	22,471
Goodwill	5,414	5,116
Acquired intangible assets, net	3,206	3,893
Other non-current assets	8,757	5,422
Total assets	$321,686	$290,345

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$37,294	$35,490
Accrued expenses	22,027	25,181
Deferred revenue	8,080	8,940
Commercial paper	8,105	8,499
Current portion of long-term debt	3,500	2,500
Total current liabilities	79,006	80,610

Deferred revenue, non-current	2,930	3,624
Long-term debt	75,427	53,329
Other non-current liabilities	36,074	33,427
Total liabilities	193,437	170,990

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,336,166 and 5,578,753 shares issued and outstanding, respectively	31,251	27,416
Retained earnings	96,364	92,284
Accumulated other comprehensive income/(loss)	634	(345)
Total shareholders’ equity	128,249	119,355
Total liabilities and shareholders’ equity	$321,686	$290,345

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2016 Form 10-K | 41

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares which are reflected in thousands)

	Common Stock and Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 28, 2013	6,294,494	$19,764	$104,256	$(471)	$123,549
Net income	—	—	39,510	—	39,510
Other comprehensive income/(loss)	—	—	—	1,553	1,553
Dividends and dividend equivalents declared	—	—	(11,215)	—	(11,215)
Repurchase of common stock	(488,677)	—	(45,000)	—	(45,000)
Share-based compensation	—	2,863	—	—	2,863
Common stock issued, net of shares withheld for employee taxes	60,344	(49)	(399)	—	(448)
Tax benefit from equity awards, including transfer pricing adjustments	—	735	—	—	735
Balances as of September 27, 2014	5,866,161	23,313	87,152	1,082	111,547
Net income	—	—	53,394	—	53,394
Other comprehensive income/(loss)	—	—	—	(1,427)	(1,427)
Dividends and dividend equivalents declared	—	—	(11,627)	—	(11,627)
Repurchase of common stock	(325,032)	—	(36,026)	—	(36,026)
Share-based compensation	—	3,586	—	—	3,586
Common stock issued, net of shares withheld for employee taxes	37,624	(231)	(609)	—	(840)
Tax benefit from equity awards, including transfer pricing adjustments	—	748	—	—	748
Balances as of September 26, 2015	5,578,753	27,416	92,284	(345)	119,355
Net income	—	—	45,687	—	45,687
Other comprehensive income/(loss)	—	—	—	979	979
Dividends and dividend equivalents declared	—	—	(12,188)	—	(12,188)
Repurchase of common stock	(279,609)	—	(29,000)	—	(29,000)
Share-based compensation	—	4,262	—	—	4,262
Common stock issued, net of shares withheld for employee taxes	37,022	(806)	(419)	—	(1,225)
Tax benefit from equity awards, including transfer pricing adjustments	—	379	—	—	379
Balances as of September 24, 2016	5,336,166	$31,251	$96,364	$634	$128,249

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2016 Form 10-K | 42

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 24, 2016	September 26, 2015	September 27, 2014
Cash and cash equivalents, beginning of the year	$21,120	$13,844	$14,259

Operating activities:
Net income	45,687	53,394	39,510
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	10,505	11,257	7,946
Share-based compensation expense	4,210	3,586	2,863
Deferred income tax expense	4,938	1,382	2,347
Changes in operating assets and liabilities:
Accounts receivable, net	1,095	611	(4,232)
Inventories	217	(238)	(76)
Vendor non-trade receivables	(51)	(3,735)	(2,220)
Other current and non-current assets	1,090	(179)	167
Accounts payable	1,791	5,400	5,938
Deferred revenue	(1,554)	1,042	1,460
Other current and non-current liabilities	(2,104)	8,746	6,010
Cash generated by operating activities	65,824	81,266	59,713

Investing activities:
Purchases of marketable securities	(142,428)	(166,402)	(217,128)
Proceeds from maturities of marketable securities	21,258	14,538	18,810
Proceeds from sales of marketable securities	90,536	107,447	189,301
Payments made in connection with business acquisitions, net	(297)	(343)	(3,765)
Payments for acquisition of property, plant and equipment	(12,734)	(11,247)	(9,571)
Payments for acquisition of intangible assets	(814)	(241)	(242)
Payments for strategic investments	(1,388)	—	(10)
Other	(110)	(26)	26
Cash used in investing activities	(45,977)	(56,274)	(22,579)

Financing activities:
Proceeds from issuance of common stock	495	543	730
Excess tax benefits from equity awards	407	749	739
Payments for taxes related to net share settlement of equity awards	(1,570)	(1,499)	(1,158)
Payments for dividends and dividend equivalents	(12,150)	(11,561)	(11,126)
Repurchases of common stock	(29,722)	(35,253)	(45,000)
Proceeds from issuance of term debt, net	24,954	27,114	11,960
Repayments of term debt	(2,500)	—	—
Change in commercial paper, net	(397)	2,191	6,306
Cash used in financing activities	(20,483)	(17,716)	(37,549)

Increase/(Decrease) in cash and cash equivalents	(636)	7,276	(415)
Cash and cash equivalents, end of the year	$20,484	$21,120	$13,844

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$10,444	$13,252	$10,026
Cash paid for interest	$1,316	$514	$339

See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2016 Form 10-K | 43

Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Basis of Presentation and Preparation
The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2016, 2015 and 2014 ended on September 24, 2016, September 26, 2015 and September 27, 2014, respectively, and each spanned 52 weeks. An additional week is included in the first fiscal quarter approximately every five or six years to realign fiscal quarters with calendar quarters, which will next occur in the first quarter of the Company's fiscal year ending September 30, 2017. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
During 2016, the Company adopted an accounting standard that simplified the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company has adopted this accounting standard prospectively; accordingly, the prior period amounts in the Company’s Consolidated Balance Sheets within this Annual Report on Form 10-K were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to the Company’s consolidated financial statements.
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

Apple Inc. | 2016 Form 10-K | 44

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. This includes amounts that have been deferred for unspecified and specified software upgrade rights and non-software services that are attached to hardware and software products. The Company sells gift cards redeemable at its retail and online stores, and also sells gift cards redeemable on iTunes Store, App Store, Mac App Store, TV App Store and iBooks Store for the purchase of digital content and software. The Company records deferred revenue upon the sale of the card, which is relieved upon redemption of the card by the customer. Revenue from AppleCare service and support contracts is deferred and recognized over the service coverage periods. AppleCare service and support contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.
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
For sales of qualifying versions of iPhone, iPad, iPod touch, Mac, Apple Watch and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades to the device’s essential software and/or non-software services free of charge. The Company has identified up to three deliverables regularly included in arrangements involving the sale of these devices. The first deliverable, which represents the substantial portion of the allocated sales price, is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with qualifying devices to receive on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software. The third deliverable is the non-software services to be provided to qualifying devices. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESPs. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the other conditions for revenue recognition have been met. Revenue allocated to the embedded unspecified software upgrade rights and the non-software services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.
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
Warranty Costs
The Company generally provides for the estimated cost of hardware and software warranties in the period the related revenue is recognized. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Apple Inc. | 2016 Form 10-K | 45

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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased by employees under the Company’s employee stock purchase plan, unvested restricted stock and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Apple Inc. | 2016 Form 10-K | 46

The following table shows the computation of basic and diluted earnings per share for 2016, 2015 and 2014 (net income in millions and shares in thousands):

	2016	2015	2014
Numerator:
Net income	$45,687	$53,394	$39,510

Denominator:
Weighted-average shares outstanding	5,470,820	5,753,421	6,085,572
Effect of dilutive securities	29,461	39,648	37,091
Weighted-average diluted shares	5,500,281	5,793,069	6,122,663

Basic earnings per share	$8.35	$9.28	$6.49
Diluted earnings per share	$8.31	$9.22	$6.45
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

Apple Inc. | 2016 Form 10-K | 47

Allowance for Doubtful Accounts
The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ abilities to pay.
Inventories
Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 24, 2016 and September 26, 2015, the Company’s inventories consist primarily of finished goods.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between one to five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease terms or useful life for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $8.3 billion, $9.2 billion and $6.9 billion during 2016, 2015 and 2014, respectively.
Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
The Company reviews property, plant and equipment, inventory component prepayments and identifiable intangibles, excluding goodwill and intangible assets with indefinite useful lives, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value.
The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2016, 2015 and 2014. For purposes of testing goodwill for impairment, the Company established reporting units based on its current reporting structure. Goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. In 2016 and 2015, the Company’s goodwill was primarily allocated to the Americas and Europe reporting units.
The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.
Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

Apple Inc. | 2016 Form 10-K | 48

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
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
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of September 24, 2016 and September 26, 2015 (in millions):

	2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,601	$—	$—	$8,601	$8,601	$—	$—

Level 1:
Money market funds	3,666	—	—	3,666	3,666	—	—
Mutual funds	1,407	—	(146)	1,261	—	1,261	—
Subtotal	5,073	—	(146)	4,927	3,666	1,261	—

Level 2:
U.S. Treasury securities	41,697	319	(4)	42,012	1,527	13,492	26,993
U.S. agency securities	7,543	16	—	7,559	2,762	2,441	2,356
Non-U.S. government securities	7,609	259	(27)	7,841	110	818	6,913
Certificates of deposit and time deposits	6,598	—	—	6,598	1,108	3,897	1,593
Commercial paper	7,433	—	—	7,433	2,468	4,965	—
Corporate securities	131,166	1,409	(206)	132,369	242	19,599	112,528
Municipal securities	956	5	—	961	—	167	794
Mortgage- and asset-backed securities	19,134	178	(28)	19,284	—	31	19,253
Subtotal	222,136	2,186	(265)	224,057	8,217	45,410	170,430

Total	$235,810	$2,186	$(411)	$237,585	$20,484	$46,671	$170,430

Apple Inc. | 2016 Form 10-K | 49

	2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,389	$—	$—	$11,389	$11,389	$—	$—

Level 1:
Money market funds	1,798	—	—	1,798	1,798	—	—
Mutual funds	1,772	—	(144)	1,628	—	1,628	—
Subtotal	3,570	—	(144)	3,426	1,798	1,628	—

Level 2:
U.S. Treasury securities	34,902	181	(1)	35,082	—	3,498	31,584
U.S. agency securities	5,864	14	—	5,878	841	767	4,270
Non-U.S. government securities	6,356	45	(167)	6,234	43	135	6,056
Certificates of deposit and time deposits	4,347	—	—	4,347	2,065	1,405	877
Commercial paper	6,016	—	—	6,016	4,981	1,035	—
Corporate securities	116,908	242	(985)	116,165	3	11,948	104,214
Municipal securities	947	5	—	952	—	48	904
Mortgage- and asset-backed securities	16,121	87	(31)	16,177	—	17	16,160
Subtotal	191,461	574	(1,184)	190,851	7,933	18,853	164,065

Total	$206,420	$574	$(1,328)	$205,666	$21,120	$20,481	$164,065
The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term marketable securities generally range from one to five years.
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 24, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.
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

Apple Inc. | 2016 Form 10-K | 50

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
The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of September 24, 2016 are expected to be recognized within 10 years.
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
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 24, 2016 and September 26, 2015 (in millions):

	2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$518	$153	$671
Interest rate contracts	$728	$—	$728

Derivative liabilities (2):
Foreign exchange contracts	$935	$134	$1,069
Interest rate contracts	$7	$—	$7

Apple Inc. | 2016 Form 10-K | 51

	2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,442	$109	$1,551
Interest rate contracts	$394	$—	$394

Derivative liabilities (2):
Foreign exchange contracts	$905	$94	$999
Interest rate contracts	$13	$—	$13

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges on OCI and the Consolidated Statements of Operations for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$109	$3,592	$1,750
Interest rate contracts	(57)	(111)	(15)
Total	$52	$3,481	$1,735

Net investment hedges:
Foreign exchange contracts	$—	$167	$53
Foreign currency debt	(258)	(71)	—
Total	$(258)	$96	$53

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$885	$4,092	$(154)
Interest rate contracts	(11)	(17)	(16)
Total	$874	$4,075	$(170)

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$341	$337	$39

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$(341)	$(337)	$(39)

Apple Inc. | 2016 Form 10-K | 52

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 24, 2016 and September 26, 2015 (in millions):

	2016		2015
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$44,678	$518	$70,054	$1,385
Interest rate contracts	$24,500	$728	$18,750	$394

Instruments not designated as accounting hedges:
Foreign exchange contracts	$54,305	$153	$49,190	$109
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. The net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $163 million as of September 24, 2016 and $1.0 billion as of September 26, 2015, which were recorded as accrued expenses in the Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 24, 2016 and September 26, 2015, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.5 billion and $2.2 billion, respectively, resulting in a net derivative asset of $160 million and a net derivative liability of $78 million, respectively.
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
As of September 24, 2016 and September 26, 2015, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10% and 12%, respectively. The Company’s cellular network carriers accounted for 63% and 71% of trade receivables as of September 24, 2016 and September 26, 2015, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from two of the Company’s vendors accounted for 47% and 21% of total vendor non-trade receivables as of September 24, 2016 and three of the Company’s vendors accounted for 38%, 18% and 14% of total vendor non-trade receivables as of September 26, 2015.

Apple Inc. | 2016 Form 10-K | 53

Note 3 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 24, 2016 and September 26, 2015 (in millions):
Property, Plant and Equipment, Net

	2016	2015
Land and buildings	$10,185	$6,956
Machinery, equipment and internal-use software	44,543	37,038
Leasehold improvements	6,517	5,263
Gross property, plant and equipment	61,245	49,257
Accumulated depreciation and amortization	(34,235)	(26,786)
Total property, plant and equipment, net	$27,010	$22,471

Other Non-Current Liabilities

	2016	2015
Deferred tax liabilities	$26,019	$24,062
Other non-current liabilities	10,055	9,365
Total other non-current liabilities	$36,074	$33,427
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Interest and dividend income	$3,999	$2,921	$1,795
Interest expense	(1,456)	(733)	(384)
Other expense, net	(1,195)	(903)	(431)
Total other income/(expense), net	$1,348	$1,285	$980
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses. The following table summarizes the components of gross and net acquired intangible asset balances as of September 24, 2016 and September 26, 2015 (in millions):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$8,912	$(5,806)	$3,106	$8,125	$(4,332)	$3,793
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$9,012	$(5,806)	$3,206	$8,225	$(4,332)	$3,893

Apple Inc. | 2016 Form 10-K | 54

Amortization expense related to acquired intangible assets was $1.5 billion, $1.3 billion and $1.1 billion in 2016, 2015 and 2014, respectively. As of September 24, 2016, the remaining weighted-average amortization period for acquired intangible assets is 3.4 years. The expected annual amortization expense related to acquired intangible assets as of September 24, 2016, is as follows (in millions):

2017	$1,197
2018	902
2019	449
2020	255
2021	175
Thereafter	128
Total	$3,106

Note 5 – Income Taxes
The provision for income taxes for 2016, 2015 and 2014, consisted of the following (in millions):

	2016	2015	2014
Federal:
Current	$7,652	$11,730	$8,624
Deferred	5,043	3,408	3,183
	12,695	15,138	11,807
State:
Current	990	1,265	855
Deferred	(138)	(220)	(178)
	852	1,045	677
Foreign:
Current	2,105	4,744	2,147
Deferred	33	(1,806)	(658)
	2,138	2,938	1,489
Provision for income taxes	$15,685	$19,121	$13,973
The foreign provision for income taxes is based on foreign pre-tax earnings of $41.1 billion, $47.6 billion and $33.6 billion in 2016, 2015 and 2014, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by subsidiaries organized in Ireland, which has a statutory tax rate of 12.5%. As of September 24, 2016, U.S. income taxes have not been provided on a cumulative total of $109.8 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be $35.9 billion.
As of September 24, 2016 and September 26, 2015, $216.0 billion and $186.9 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Apple Inc. | 2016 Form 10-K | 55

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2016, 2015 and 2014) to income before provision for income taxes for 2016, 2015 and 2014, is as follows (dollars in millions):

	2016	2015	2014
Computed expected tax	$21,480	$25,380	$18,719
State taxes, net of federal effect	553	680	469
Indefinitely invested earnings of foreign subsidiaries	(5,582)	(6,470)	(4,744)
Domestic production activities deduction	(382)	(426)	(495)
Research and development credit, net	(371)	(171)	(88)
Other	(13)	128	112
Provision for income taxes	$15,685	$19,121	$13,973
Effective tax rate	25.6%	26.4%	26.1%
The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $379 million, $748 million and $706 million in 2016, 2015 and 2014, respectively, which were reflected as increases to common stock.
As of September 24, 2016 and September 26, 2015, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2016	2015
Deferred tax assets:
Accrued liabilities and other reserves	$4,135	$4,205
Basis of capital assets	2,107	2,238
Deferred revenue	1,717	1,941
Deferred cost sharing	667	667
Share-based compensation	601	575
Unrealized losses	—	564
Other	788	721
Total deferred tax assets, net of valuation allowance of $0	10,015	10,911
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	31,436	26,868
Other	485	303
Total deferred tax liabilities	31,921	27,171
Net deferred tax liabilities	$(21,906)	$(16,260)
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
As of September 24, 2016, the total amount of gross unrecognized tax benefits was $7.7 billion, of which $2.8 billion, if recognized, would affect the Company’s effective tax rate. As of September 26, 2015, the total amount of gross unrecognized tax benefits was $6.9 billion, of which $2.5 billion, if recognized, would affect the Company’s effective tax rate.

Apple Inc. | 2016 Form 10-K | 56

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2016, 2015 and 2014, is as follows (in millions):

	2016	2015	2014
Beginning Balance	$6,900	$4,033	$2,714
Increases related to tax positions taken during a prior year	1,121	2,056	1,295
Decreases related to tax positions taken during a prior year	(257)	(345)	(280)
Increases related to tax positions taken during the current year	1,578	1,278	882
Decreases related to settlements with taxing authorities	(1,618)	(109)	(574)
Decreases related to expiration of statute of limitations	—	(13)	(4)
Ending Balance	$7,724	$6,900	$4,033
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 24, 2016 and September 26, 2015, the total amount of gross interest and penalties accrued was $1.0 billion and $1.3 billion, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2016, 2015 and 2014 of $295 million, $709 million and $40 million, respectively.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. During the fourth quarter of 2016, the Company reached a partial settlement with the U.S. Internal Revenue Service (the “IRS”) on its examination of the years 2010 through 2012. In connection with this settlement, the Company recognized a tax benefit in the fourth quarter of 2016 that was not significant to its consolidated financial statements. All years prior to 2013 are closed, except for the years 2010 through 2012 relating to R&D tax credits. In addition, the Company is subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $850 million.

On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the "State Aid Decision"). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through September 2014. Irish legislative changes, effective as of the beginning of 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and intends to appeal to the General Court of the Court of Justice of the European Union. Ireland has also announced its intention to appeal the State Aid Decision. While the European Commission announced a recovery amount of up to €13 billion, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due would be creditable against U.S. taxes.

Apple Inc. | 2016 Form 10-K | 57

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 24, 2016 and September 26, 2015, the Company had $8.1 billion and $8.5 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.45% as of September 24, 2016 and 0.14% as of September 26, 2015.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2016 and 2015 (in millions):

	2016	2015
Maturities less than 90 days:
Proceeds from (repayments of) commercial paper, net	$(869)	$5,293

Maturities greater than 90 days:
Proceeds from commercial paper	3,632	3,851
Repayments of commercial paper	(3,160)	(6,953)
Maturities greater than 90 days, net	472	(3,102)
Total change in commercial paper, net	$(397)	$2,191
Long-Term Debt
As of September 24, 2016, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $78.4 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes.

Apple Inc. | 2016 Form 10-K | 58

The following table provides a summary of the Company’s term debt as of September 24, 2016 and September 26, 2015:

	Maturities	2016		2015
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018	$2,000	1.10%	$3,000	0.51% - 1.10%
Fixed-rate 1.000% - 3.850% notes	2018 - 2043	12,500	1.08% - 3.91%	14,000	0.51% - 3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 - 2019	2,000	0.86% - 1.09%	2,000	0.37% - 0.60%
Fixed-rate 1.050% - 4.450% notes	2017 - 2044	10,000	0.85% - 4.48%	10,000	0.37% - 4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2017 - 2020	1,781	0.87% - 1.87%	1,743	0.36% - 1.87%
Fixed-rate 0.350% - 4.375% notes	2017 - 2045	25,144	0.28% - 4.51%	24,958	0.28% - 4.51%

Second quarter 2016 debt issuance of $15.5 billion:
Floating-rate notes	2019	500	1.64%	—	—
Floating-rate notes	2021	500	1.95%	—	—
Fixed-rate 1.300% notes	2018	500	1.32%	—	—
Fixed-rate 1.700% notes	2019	1,000	1.71%	—	—
Fixed-rate 2.250% notes	2021	3,000	1.91%	—	—
Fixed-rate 2.850% notes	2023	1,500	2.58%	—	—
Fixed-rate 3.250% notes	2026	3,250	2.51%	—	—
Fixed-rate 4.500% notes	2036	1,250	4.54%	—	—
Fixed-rate 4.650% notes	2046	4,000	4.58%	—	—

Third quarter 2016 Australian dollar-denominated debt issuance of A$1.4 billion:
Fixed-rate 2.650% notes	2020	493	1.92%	—	—
Fixed-rate 3.350% notes	2024	342	2.61%	—	—
Fixed-rate 3.600% notes	2026	247	2.84%	—	—

Third quarter 2016 debt issuance of $1.4 billion:
Fixed-rate 4.150% notes	2046	1,377	4.15%	—	—

Fourth quarter 2016 debt issuance of $7.0 billion:
Floating-rate notes	2019	350	0.91%	—	—
Fixed-rate 1.100% notes	2019	1,150	1.13%	—	—
Fixed-rate 1.550% notes	2021	1,250	1.40%	—	—
Fixed-rate 2.450% notes	2026	2,250	2.15%	—	—
Fixed-rate 3.850% notes	2046	2,000	3.86%	—	—
Total term debt		78,384		55,701

Unamortized premium/(discount) and issuance costs, net		(174)		(248)
Hedge accounting fair value adjustments		717		376
Less: Current portion of long-term debt, net		(3,500)		(2,500)
Total long-term debt		$75,427		$53,329

To manage foreign currency risk associated with the Australian dollar-denominated notes issued in the third quarter of 2016, the Company entered into currency swaps with an aggregate notional amount of $1.0 billion, which effectively converted these notes to U.S. dollar-denominated notes.

To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the second quarter of 2016 and maturing in 2021, 2023 and 2026, the Company entered into interest rate swaps with an aggregate notional amount of $5.0 billion. To manage interest rate risk on the U.S. dollar-denominated fixed-rate notes issued in the fourth quarter of 2016 and maturing in 2021 and 2026, the Company entered into interest rate swaps with an aggregate notional amount of $1.8 billion. These interest rate swaps effectively converted a portion of the U.S. dollar-denominated fixed-rate notes to floating interest rate notes.

Apple Inc. | 2016 Form 10-K | 59

As of September 24, 2016, ¥195.5 billion of the Japanese yen-denominated notes was designated as a hedge of the foreign currency exposure of its net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of September 24, 2016, the carrying value of the debt designated as a net investment hedge was $1.9 billion. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $1.4 billion, $722 million and $381 million of interest expense on its term debt for 2016, 2015 and 2014, respectively.
The future principal payments for the Company’s Notes as of September 24, 2016 are as follows (in millions):

2017	$3,500
2018	6,500
2019	6,834
2020	6,454
2021	7,750
Thereafter	47,346
Total term debt	$78,384
As of September 24, 2016 and September 26, 2015, the fair value of the Company’s Notes, based on Level 2 inputs, was $81.7 billion and $54.9 billion, respectively.
Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2016:
Fourth quarter	$0.57	$3,071
Third quarter	0.57	3,117
Second quarter	0.52	2,879
First quarter	0.52	2,898
Total cash dividends declared and paid	$2.18	$11,965
2015:
Fourth quarter	$0.52	$2,950
Third quarter	0.52	2,997
Second quarter	0.47	2,734
First quarter	0.47	2,750
Total cash dividends declared and paid	$1.98	$11,431
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
In April 2016, the Company’s Board of Directors increased the share repurchase authorization from $140 billion to $175 billion of the Company’s common stock, of which $133 billion had been utilized as of September 24, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apple Inc. | 2016 Form 10-K | 60

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
The following table shows the Company’s ASR activity and related information during the years ended September 24, 2016 and September 26, 2015:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
August 2016 ASR	November 2016	22,468	(1)	(1)	$3,000
May 2016 ASR	August 2016	60,452	(2)	$99.25	$6,000
November 2015 ASR	April 2016	29,122		$103.02	$3,000
May 2015 ASR	July 2015	48,293		$124.24	$6,000
August 2014 ASR	February 2015	81,525		$110.40	$9,000
January 2014 ASR	December 2014	134,247		$89.39	$12,000

(1)
“Number of Shares” represents those shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. The August 2016 ASR purchase period will end in or before November 2016.

(2)
Includes 48.2 million shares delivered and retired at the beginning of the purchase period, which began in the third quarter of 2016, and 12.3 million shares delivered and retired at the end of the purchase period, which concluded in the fourth quarter of 2016.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2016:
Fourth quarter	28,579	$104.97	$3,000
Third quarter	41,238	$97.00	4,000
Second quarter	71,766	$97.54	7,000
First quarter	25,984	$115.45	3,000
Total open market common stock repurchases	167,567		$17,000
2015:
Fourth quarter	121,802	$115.15	$14,026
Third quarter	31,231	$128.08	4,000
Second quarter	56,400	$124.11	7,000
First quarter	45,704	$109.40	5,000
Total open market common stock repurchases	255,137		$30,026
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

Apple Inc. | 2016 Form 10-K | 61

The following table shows the pre-tax amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, for 2016 and 2015 (in millions):

Comprehensive Income Components	Financial Statement Line Item	2016	2015
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(865)	$(2,432)
	Cost of sales	(130)	(2,168)
	Other income/(expense), net	111	456
Interest rate contracts	Other income/(expense), net	12	17
		(872)	(4,127)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	87	91
Total amounts reclassified from AOCI		$(785)	$(4,036)
The following table shows the changes in AOCI by component for 2016 and 2015 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 27, 2014	$(242)	$1,364	$(40)	$1,082
Other comprehensive income/(loss) before reclassifications	(612)	3,346	(747)	1,987
Amounts reclassified from AOCI	—	(4,127)	91	(4,036)
Tax effect	201	189	232	622
Other comprehensive income/(loss)	(411)	(592)	(424)	(1,427)
Balance at September 26, 2015	(653)	772	(464)	(345)
Other comprehensive income/(loss) before reclassifications	67	14	2,445	2,526
Amounts reclassified from AOCI	—	(872)	87	(785)
Tax effect	8	124	(894)	(762)
Other comprehensive income/(loss)	75	(734)	1,638	979
Balance at September 24, 2016	$(578)	$38	$1,174	$634
Note 9 – Benefit Plans
2014 Employee Stock Plan
In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2014 Plan reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs cancelled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are cancelled or otherwise terminate, or are withheld to satisfy tax withholding obligations with respect to RSUs, will also be available for awards under the 2014 Plan. As of September 24, 2016, approximately 386.4 million shares were reserved for future issuance under the 2014 Plan.

Apple Inc. | 2016 Form 10-K | 62

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
1997 Director Stock Plan
The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 24, 2016, approximately 1.1 million shares were reserved for future issuance under the Director Plan.
Rule 10b5-1 Trading Plans
During the three months ended September 24, 2016, Section 16 officers Timothy D. Cook, Angela Ahrendts, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 24, 2016, approximately 47.0 million shares were reserved for future issuance under the Purchase Plan.
401(k) Plan
The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($18,000 for calendar year 2016). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings.

Apple Inc. | 2016 Form 10-K | 63

Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2016, 2015 and 2014, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at September 28, 2013	93,284	$62.24
RSUs granted	59,269	$74.54
RSUs vested	(43,111)	$57.29
RSUs cancelled	(5,620)	$68.47
Balance at September 27, 2014	103,822	$70.98
RSUs granted	45,587	$105.51
RSUs vested	(41,684)	$71.32
RSUs cancelled	(6,258)	$80.34
Balance at September 26, 2015	101,467	$85.77
RSUs granted	49,468	$109.28
RSUs vested	(46,313)	$84.44
RSUs cancelled	(5,533)	$96.48
Balance at September 24, 2016	99,089	$97.54	$11,168
The fair value as of the respective vesting dates of RSUs was $5.1 billion, $4.8 billion and $3.4 billion for 2016, 2015 and 2014, respectively. The majority of RSUs that vested in 2016, 2015 and 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 15.9 million, 14.1 million and 15.6 million for 2016, 2015 and 2014, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $1.7 billion, $1.6 billion and $1.2 billion in 2016, 2015 and 2014, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
Share-based Compensation
The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Cost of sales	$769	$575	$450
Research and development	1,889	1,536	1,216
Selling, general and administrative	1,552	1,475	1,197
Total share-based compensation expense	$4,210	$3,586	$2,863
The income tax benefit related to share-based compensation expense was $1.4 billion, $1.2 billion and $1.0 billion for 2016, 2015 and 2014, respectively. As of September 24, 2016, the total unrecognized compensation cost related to outstanding stock options, RSUs and restricted stock was $7.5 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.

Apple Inc. | 2016 Form 10-K | 64

Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Beginning accrued warranty and related costs	$4,780	$4,159	$2,967
Cost of warranty claims	(4,663)	(4,401)	(3,760)
Accruals for product warranty	3,585	5,022	4,952
Ending accrued warranty and related costs	$3,702	$4,780	$4,159
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
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and mainland China. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right with subsequent changes to the guarantee liability recognized within revenue.
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
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s manufacturing purchase obligations typically cover its requirements for periods up to 150 days.

Apple Inc. | 2016 Form 10-K | 65

Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. As of September 24, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $7.6 billion. The Company's retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
Rent expense under all operating leases, including both cancelable and noncancelable leases, was $939 million, $794 million and $717 million in 2016, 2015 and 2014, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 24, 2016, are as follows (in millions):

2017	$929
2018	919
2019	915
2020	889
2021	836
Thereafter	3,139
Total	$7,627
Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, as further discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.
Apple Inc. v. Samsung Electronics Co., Ltd., et al.
On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd. and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Samsung paid $548 million to the Company in December 2015, which was included in net sales in the Condensed Consolidated Statement of Operations. Because the case remains subject to further proceedings, the Company has not recognized any further amounts in its results of operations. On October 11, 2016, the United States Supreme Court heard arguments in Samsung’s request for appeal related to the $548 million in damages.
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

Apple Inc. | 2016 Form 10-K | 66

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
The following table shows information by reportable operating segment for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Americas:
Net sales	$86,613	$93,864	$80,095
Operating income	$28,172	$31,186	$26,158

Europe:
Net sales	$49,952	$50,337	$44,285
Operating income	$15,348	$16,527	$14,434

Greater China:
Net sales	$48,492	$58,715	$31,853
Operating income	$18,835	$23,002	$11,039

Japan:
Net sales	$16,928	$15,706	$15,314
Operating income	$7,165	$7,617	$6,904

Rest of Asia Pacific:
Net sales	$13,654	$15,093	$11,248
Operating income	$4,781	$5,518	$3,674
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2016, 2015 and 2014 is as follows (in millions):

	2016	2015	2014
Segment operating income	$74,301	$83,850	$62,209
Research and development expense	(10,045)	(8,067)	(6,041)
Other corporate expenses, net	(4,232)	(4,553)	(3,665)
Total operating income	$60,024	$71,230	$52,503

Apple Inc. | 2016 Form 10-K | 67

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2016, 2015 and 2014. There was no single customer that accounted for more than 10% of net sales in 2016, 2015 or 2014. Net sales for 2016, 2015 and 2014 and long-lived assets as of September 24, 2016 and September 26, 2015 are as follows (in millions):

	2016	2015	2014
Net sales:
U.S.	$75,667	$81,732	$68,909
China (1)	46,349	56,547	30,638
Other countries	93,623	95,436	83,248
Total net sales	$215,639	$233,715	$182,795

	2016	2015
Long-lived assets:
U.S.	$16,364	$12,022
China (1)	7,807	8,722
Other countries	2,839	3,040
Total long-lived assets	$27,010	$23,784

(1)	China includes Hong Kong. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.
Net sales by product for 2016, 2015 and 2014 are as follows (in millions):

	2016	2015	2014
iPhone (1)	$136,700	$155,041	$101,991
iPad (1)	20,628	23,227	30,283
Mac (1)	22,831	25,471	24,079
Services (2)	24,348	19,909	18,063
Other Products (1)(3)	11,132	10,067	8,379
Total net sales	$215,639	$233,715	$182,795

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from iTunes Store, App Store, Mac App Store, TV App Store, iBooks Store, Apple Music, AppleCare, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats products, iPod and Apple-branded and third-party accessories.

Apple Inc. | 2016 Form 10-K | 68

Note 12 – Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2016 and 2015 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016:
Net sales	$46,852	$42,358	$50,557	$75,872
Gross margin	$17,813	$16,106	$19,921	$30,423
Net income	$9,014	$7,796	$10,516	$18,361

Earnings per share (1):
Basic	$1.68	$1.43	$1.91	$3.30
Diluted	$1.67	$1.42	$1.90	$3.28

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015:
Net sales	$51,501	$49,605	$58,010	$74,599
Gross margin	$20,548	$19,681	$23,656	$29,741
Net income	$11,124	$10,677	$13,569	$18,024

Earnings per share (1):
Basic	$1.97	$1.86	$2.34	$3.08
Diluted	$1.96	$1.85	$2.33	$3.06

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Apple Inc. | 2016 Form 10-K | 69

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Apple Inc.
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 24, 2016 and September 26, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 24, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 24, 2016 and September 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
October 26, 2016

Apple Inc. | 2016 Form 10-K | 70

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Apple Inc.
We have audited Apple Inc.’s internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Apple Inc. and our report dated October 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
October 26, 2016

Apple Inc. | 2016 Form 10-K | 71

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 24, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 24, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

Apple Inc. | 2016 Form 10-K | 72

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings “Directors, Corporate Governance and Executive Officers” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after September 24, 2016 in connection with the solicitation of proxies for the Company’s 2017 annual meeting of shareholders and is incorporated herein by reference.
The Company has a code of ethics, “Business Conduct: The way we do business worldwide,” that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at investor.apple.com/corporate-governance.cfm. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.	Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors” and “Director Compensation-2016” under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after September 24, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after September 24, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after September 24, 2016 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after September 24, 2016 and is incorporated herein by reference.

Apple Inc. | 2016 Form 10-K | 73

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

Apple Inc. | 2016 Form 10-K | 74

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 26, 2016

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2016
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 26, 2016
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 26, 2016
CHRIS KONDO

/s/ James A. Bell	Director	October 26, 2016
JAMES A. BELL

/s/ Al Gore	Director	October 26, 2016
AL GORE

/s/ Robert A. Iger	Director	October 26, 2016
ROBERT A. IGER

/s/ Andrea Jung	Director	October 26, 2016
ANDREA JUNG

/s/ Arthur D. Levinson	Director	October 26, 2016
ARTHUR D. LEVINSON

/s/ Ronald D. Sugar	Director	October 26, 2016
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	October 26, 2016
SUSAN L. WAGNER

Apple Inc. | 2016 Form 10-K | 75

EXHIBIT INDEX (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14
3.2	Amended and Restated Bylaws of the Registrant effective as of December 21, 2015.	8-K	3.2	12/22/15
4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of June 10, 2015, including forms of global notes representing the 0.35% Notes due 2020.	8-K	4.1	6/10/15
4.9	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.10	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.11	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.12	Supplement No. 1 to the Officer's Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.13	Officer’s Certificate of the Registrant, dated as of June 22, 2016, including form of global note representing 4.150% Notes due 2046.	10-Q	4.1	6/22/16
4.14	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13
10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10
10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10
10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12

Apple Inc. | 2016 Form 10-K | 76

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12
10.8*	2014 Employee Stock Plan, as amended and restated as of February 26, 2016.	8-K	10.1	3/1/16
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14
10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.1	9/27/14
10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.1	9/27/14
10.13*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.1	9/27/14
10.14*	Offer Letter, dated August 1, 2013, from the Registrant to Angela Ahrendts.	10-Q	10.1	12/27/14
10.15*	Form of Restricted Stock Unit Award Agreement under the 1997 Director Stock Plan as of November 17, 2015.	10-Q	10.15	12/26/15
10.16*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.16	3/26/16
10.17*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.17	3/26/16
10.18*, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.
10.19*, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.
12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)
Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Apple Inc. | 2016 Form 10-K | 77