Form 10-Q
period 2016-12-31
APPLE INC
filed 2017-02-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or
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
Yes  ☐    No  ☒

5,246,540,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of January 20, 2017

Apple Inc.
Form 10-Q
For the Fiscal Quarter Ended December 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 31, 2016	December 26, 2015
Net sales	$78,351	$75,872
Cost of sales	48,175	45,449
Gross margin	30,176	30,423

Operating expenses:
Research and development	2,871	2,404
Selling, general and administrative	3,946	3,848
Total operating expenses	6,817	6,252

Operating income	23,359	24,171
Other income/(expense), net	821	402
Income before provision for income taxes	24,180	24,573
Provision for income taxes	6,289	6,212
Net income	$17,891	$18,361

Earnings per share:
Basic	$3.38	$3.30
Diluted	$3.36	$3.28

Shares used in computing earnings per share:
Basic	5,298,661	5,558,930
Diluted	5,327,995	5,594,127

Cash dividends declared per share	$0.57	$0.52
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 31, 2016	December 26, 2015
Net income	$17,891	$18,361
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $76 and $19, respectively	(375)	(102)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(228) and $(38), respectively	1,468	287
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(211) and $66, respectively	306	(445)
Total change in unrealized gains/losses on derivative instruments, net of tax	1,774	(158)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $989 and $508, respectively	(1,808)	(922)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(11) and $(26), respectively	20	47
Total change in unrealized gains/losses on marketable securities, net of tax	(1,788)	(875)

Total other comprehensive income/(loss)	(389)	(1,135)
Total comprehensive income	$17,502	$17,226
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 31, 2016	September 24, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$16,371	$20,484
Short-term marketable securities	44,081	46,671
Accounts receivable, less an allowance of $53 in each period	14,057	15,754
Inventories	2,712	2,132
Vendor non-trade receivables	13,920	13,545
Other current assets	12,191	8,283
Total current assets	103,332	106,869

Long-term marketable securities	185,638	170,430
Property, plant and equipment, net	26,510	27,010
Goodwill	5,423	5,414
Acquired intangible assets, net	2,848	3,206
Other non-current assets	7,390	8,757
Total assets	$331,141	$321,686

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$38,510	$37,294
Accrued expenses	23,739	22,027
Deferred revenue	7,889	8,080
Commercial paper	10,493	8,105
Current portion of long-term debt	3,499	3,500
Total current liabilities	84,130	79,006

Deferred revenue, non-current	3,163	2,930
Long-term debt	73,557	75,427
Other non-current liabilities	37,901	36,074
Total liabilities	198,751	193,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,255,423 and 5,336,166 shares issued and outstanding, respectively	32,144	31,251
Retained earnings	100,001	96,364
Accumulated other comprehensive income/(loss)	245	634
Total shareholders’ equity	132,390	128,249
Total liabilities and shareholders’ equity	$331,141	$321,686
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 31, 2016	December 26, 2015
Cash and cash equivalents, beginning of the period	$20,484	$21,120

Operating activities:
Net income	17,891	18,361
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,987	2,954
Share-based compensation expense	1,256	1,078
Deferred income tax expense	1,452	1,592
Other	(274)	110
Changes in operating assets and liabilities:
Accounts receivable, net	1,697	3,896
Inventories	(580)	(102)
Vendor non-trade receivables	(375)	1,826
Other current and non-current assets	(1,446)	(1,058)
Accounts payable	2,460	(852)
Deferred revenue	42	(29)
Other current and non-current liabilities	1,946	(313)
Cash generated by operating activities	27,056	27,463

Investing activities:
Purchases of marketable securities	(54,272)	(47,836)
Proceeds from maturities of marketable securities	6,525	3,514
Proceeds from sales of marketable securities	32,166	28,262
Payments made in connection with business acquisitions, net	(17)	(86)
Payments for acquisition of property, plant and equipment	(3,334)	(3,612)
Payments for acquisition of intangible assets	(86)	(394)
Payments for strategic investments	—	(126)
Other	(104)	(172)
Cash used in investing activities	(19,122)	(20,450)

Financing activities:
Proceeds from issuance of common stock	—	1
Excess tax benefits from equity awards	178	224
Payments for taxes related to net share settlement of equity awards	(629)	(597)
Payments for dividends and dividend equivalents	(3,130)	(2,969)
Repurchases of common stock	(10,851)	(6,863)
Change in commercial paper, net	2,385	(1,240)
Cash used in financing activities	(12,047)	(11,444)

Increase/(Decrease) in cash and cash equivalents	(4,113)	(4,431)
Cash and cash equivalents, end of the period	$16,371	$16,689

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,510	$3,398
Cash paid for interest	$497	$396

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS™, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Basis of Presentation and Preparation
The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 24, 2016 (the “2016 Form 10-K”).
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2017 will include 53 weeks and ends on September 30, 2017 and its fiscal year 2016 included 52 weeks and ended on September 24, 2016. A 14th week has been included in the first quarter of 2017, as is done every five or six years, to realign fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
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

The following table shows the computation of basic and diluted earnings per share for the three months ended December 31, 2016 and December 26, 2015 (net income in millions and shares in thousands):

	Three Months Ended
	December 31, 2016	December 26, 2015
Numerator:
Net income	$17,891	$18,361

Denominator:
Weighted-average shares outstanding	5,298,661	5,558,930
Effect of dilutive securities	29,334	35,197
Weighted-average diluted shares	5,327,995	5,594,127

Basic earnings per share	$3.38	$3.30
Diluted earnings per share	$3.36	$3.28
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of December 31, 2016 and September 24, 2016 (in millions):

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,359	$—	$—	$9,359	$9,359	$—	$—

Level 1 (1):
Money market funds	4,640	—	—	4,640	4,640	—	—
Mutual funds	1,004	—	(137)	867	—	867	—
Subtotal	5,644	—	(137)	5,507	4,640	867	—

Level 2 (2):
U.S. Treasury securities	48,431	47	(333)	48,145	1,022	13,074	34,049
U.S. agency securities	4,284	4	(10)	4,278	404	1,999	1,875
Non-U.S. government securities	7,574	79	(136)	7,517	—	408	7,109
Certificates of deposit and time deposits	5,893	—	—	5,893	334	4,089	1,470
Commercial paper	3,750	—	—	3,750	536	3,214	—
Corporate securities	140,697	469	(737)	140,429	76	20,283	120,070
Municipal securities	955	—	(9)	946	—	111	835
Mortgage- and asset-backed securities	20,486	23	(243)	20,266	—	36	20,230
Subtotal	232,070	622	(1,468)	231,224	2,372	43,214	185,638

Total	$247,073	$622	$(1,605)	$246,090	$16,371	$44,081	$185,638

	September 24, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,601	$—	$—	$8,601	$8,601	$—	$—

Level 1 (1):
Money market funds	3,666	—	—	3,666	3,666	—	—
Mutual funds	1,407	—	(146)	1,261	—	1,261	—
Subtotal	5,073	—	(146)	4,927	3,666	1,261	—

Level 2 (2):
U.S. Treasury securities	41,697	319	(4)	42,012	1,527	13,492	26,993
U.S. agency securities	7,543	16	—	7,559	2,762	2,441	2,356
Non-U.S. government securities	7,609	259	(27)	7,841	110	818	6,913
Certificates of deposit and time deposits	6,598	—	—	6,598	1,108	3,897	1,593
Commercial paper	7,433	—	—	7,433	2,468	4,965	—
Corporate securities	131,166	1,409	(206)	132,369	242	19,599	112,528
Municipal securities	956	5	—	961	—	167	794
Mortgage- and asset-backed securities	19,134	178	(28)	19,284	—	31	19,253
Subtotal	222,136	2,186	(265)	224,057	8,217	45,410	170,430

Total	$235,810	$2,186	$(411)	$237,585	$20,484	$46,671	$170,430

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term marketable securities generally range from one to five years.
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.
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
The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of December 31, 2016 are expected to be recognized within 10 years.
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
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three months ended December 31, 2016, the Company recognized gains in net sales, cost of sales and other income/(expense), net of $273 million, $332 million and $508 million, respectively.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 31, 2016 and September 24, 2016 (in millions):

	December 31, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,453	$1,104	$2,557
Interest rate contracts	$186	$—	$186

Derivative liabilities (2):
Foreign exchange contracts	$977	$536	$1,513
Interest rate contracts	$331	$—	$331

	September 24, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$518	$153	$671
Interest rate contracts	$728	$—	$728

Derivative liabilities (2):
Foreign exchange contracts	$935	$134	$1,069
Interest rate contracts	$7	$—	$7

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,727	$326
Interest rate contracts	7	8
Total	$1,734	$334

Net investment hedges:
Foreign exchange contracts	$—	$—
Foreign currency debt	122	10
Total	$122	$10

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(511)	$515
Interest rate contracts	(1)	(4)
Total	$(512)	$511

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(872)	$(111)

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$872	$111

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 31, 2016 and September 24, 2016 (in millions):

	December 31, 2016		September 24, 2016
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$40,526	$1,453	$44,678	$518
Interest rate contracts	$24,500	$186	$24,500	$728

Instruments not designated as accounting hedges:
Foreign exchange contracts	$57,144	$1,104	$54,305	$153
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. The net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.1 billion as of December 31, 2016 and $163 million as of September 24, 2016, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 31, 2016 and September 24, 2016, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.7 billion and $1.5 billion, respectively, resulting in a net derivative liability of $222 million and a net derivative asset of $160 million, respectively.
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
As of December 31, 2016 and September 24, 2016, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 11% and 10%, respectively. The Company’s cellular network carriers accounted for 55% and 63% of trade receivables as of December 31, 2016 and September 24, 2016, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from three of the Company’s vendors accounted for 49%, 14% and 13% of total vendor non-trade receivables as of December 31, 2016, and two of the Company’s vendors accounted for 47% and 21% of total vendor non-trade receivables as of September 24, 2016.

Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 31, 2016 and September 24, 2016 (in millions):
Property, Plant and Equipment, Net

	December 31, 2016	September 24, 2016
Land and buildings	$10,932	$10,185
Machinery, equipment and internal-use software	45,309	44,543
Leasehold improvements	6,518	6,517
Gross property, plant and equipment	62,759	61,245
Accumulated depreciation and amortization	(36,249)	(34,235)
Total property, plant and equipment, net	$26,510	$27,010
Other Non-Current Liabilities

	December 31, 2016	September 24, 2016
Deferred tax liabilities	$26,948	$26,019
Other non-current liabilities	10,953	10,055
Total other non-current liabilities	$37,901	$36,074
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Interest and dividend income	$1,224	$941
Interest expense	(525)	(276)
Other income/(expense), net	122	(263)
Total other income/(expense), net	$821	$402
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses. The following table summarizes the components of gross and net acquired intangible asset balances as of December 31, 2016 and September 24, 2016 (in millions):

	December 31, 2016			September 24, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,472	$(4,724)	$2,748	$8,912	$(5,806)	$3,106
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$7,572	$(4,724)	$2,848	$9,012	$(5,806)	$3,206

Note 5 – Income Taxes
As of December 31, 2016, the Company recorded gross unrecognized tax benefits of $8.5 billion, of which $3.0 billion, if recognized, would affect the Company’s effective tax rate. As of September 24, 2016, the total amount of gross unrecognized tax benefits was $7.7 billion, of which $2.8 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $1.2 billion and $1.0 billion of gross interest and penalties accrued as of December 31, 2016 and September 24, 2016, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by as much as $1.1 billion.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. While the European Commission announced a recovery amount of up to €13 billion, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 31, 2016 and September 24, 2016, the Company had $10.5 billion and $8.1 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.61% as of December 31, 2016 and 0.45% as of September 24, 2016.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Maturities less than 90 days:
Proceeds from/(Repayments of) commercial paper, net	$1,550	$(393)

Maturities greater than 90 days:
Proceeds from commercial paper	2,544	492
Repayments of commercial paper	(1,709)	(1,339)
Proceeds from/(Repayments of) commercial paper, net	835	(847)

Total change in commercial paper, net	$2,385	$(1,240)

Long-Term Debt
As of December 31, 2016, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $77.4 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of December 31, 2016 and September 24, 2016:

	Maturities	December 31, 2016		September 24, 2016
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018	$2,000	1.10%	$2,000	1.10%
Fixed-rate 1.000% - 3.850% notes	2018 - 2043	12,500	1.08% - 3.91%	12,500	1.08% - 3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017 - 2019	2,000	0.95% - 1.18%	2,000	0.86% - 1.09%
Fixed-rate 1.050% - 4.450% notes	2017 - 2044	10,000	0.95% - 4.48%	10,000	0.85% - 4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2017 - 2020	1,753	0.95% - 1.87%	1,781	0.87% - 1.87%
Fixed-rate 0.350% - 4.375% notes	2017 - 2045	24,225	0.28% - 4.51%	25,144	0.28% - 4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019 - 2021	1,350	1.02% - 2.05%	1,350	0.91% - 1.95%
Fixed-rate 1.100% - 4.650% notes	2018 - 2046	23,550	1.13% - 4.78%	23,609	1.13% - 4.58%
Total term debt		77,378		78,384

Unamortized premium/(discount) and issuance costs, net		(166)		(174)
Hedge accounting fair value adjustments		(156)		717
Less: Current portion of long-term debt		(3,499)		(3,500)
Total long-term debt		$73,557		$75,427
As of December 31, 2016 and September 24, 2016, ¥90.4 billion and ¥195.5 billion, respectively, of Japanese yen-denominated notes were designated as a hedge of the foreign currency exposure of the Company's net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of December 31, 2016 and September 24, 2016, the carrying value of the debt designated as a net investment hedge was $767 million and $1.9 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $509 million and $271 million of interest expense on its term debt for the three months ended December 31, 2016 and December 26, 2015, respectively.
As of December 31, 2016 and September 24, 2016, the fair value of the Company’s Notes, based on Level 2 inputs, was $77.7 billion and $81.7 billion, respectively.

Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2017:
First quarter	$0.57	$3,042

2016:
Fourth quarter	$0.57	$3,071
Third quarter	0.57	3,117
Second quarter	0.52	2,879
First quarter	0.52	2,898
Total cash dividends declared and paid	$2.18	$11,965
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
In April 2016, the Company’s Board of Directors increased the share repurchase authorization from $140 billion to $175 billion of the Company’s common stock, of which $144 billion had been utilized as of December 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The Company has entered, and in the future may enter, into accelerated share repurchase arrangements (“ASRs”) with financial institutions. In exchange for up-front payments, the financial institutions deliver shares of the Company’s common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the applicable purchase period of each ASR based on the volume-weighted average price of the Company’s common stock during that period. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets in the periods the payments are made. The Company reflects the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative instruments.
The following table shows the Company’s ASR activity and related information during the three months ended December 31, 2016 and the year ended September 24, 2016:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
November 2016 ASR	February 2017	44,814	(1)	(1)	$6,000
August 2016 ASR	November 2016	26,850	(2)	$111.73	$3,000
May 2016 ASR	August 2016	60,452		$99.25	$6,000
November 2015 ASR	April 2016	29,122		$103.02	$3,000

(1)
“Number of Shares” represents those shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. The November 2016 ASR purchase period will end in February 2017.

(2)
Includes 22.5 million shares delivered and retired at the beginning of the purchase period, which began in the fourth quarter of 2016 and 4.4 million shares delivered and retired at the end of the purchase period, which concluded in the first quarter of 2017.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2017:
First quarter	44,333	$112.78	$5,000

2016:
Fourth quarter	28,579	$104.97	$3,000
Third quarter	41,238	$97.00	4,000
Second quarter	71,766	$97.54	7,000
First quarter	25,984	$115.45	3,000
Total open market common stock repurchases	167,567		$17,000
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
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three months ended December 31, 2016 and December 26, 2015 (in millions):

		Three Months Ended
Comprehensive Income Components	Financial Statement Line Item	December 31, 2016	December 26, 2015
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(101)	$(329)
	Cost of sales	13	(306)
	Other income/(expense), net	604	120
Interest rate contracts	Other income/(expense), net	1	4
		517	(511)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	31	73
Total amounts reclassified from AOCI		$548	$(438)
The following table shows the changes in AOCI by component for the three months ended December 31, 2016 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 24, 2016	$(578)	$38	$1,174	$634
Other comprehensive income/(loss) before reclassifications	(451)	1,696	(2,797)	(1,552)
Amounts reclassified from AOCI	—	517	31	548
Tax effect	76	(439)	978	615
Other comprehensive income/(loss)	(375)	1,774	(1,788)	(389)
Balance at December 31, 2016	$(953)	$1,812	$(614)	$245

Note 9 – Benefit Plans
Stock Plans
The Company had 316.4 million shares reserved for future issuance under its stock plans as of December 31, 2016. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2016, Section 16 officers Timothy D. Cook, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 31, 2016 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Value (in millions)
Balance at September 24, 2016	99,089	$97.54
RSUs granted	42,882	$117.95
RSUs vested	(18,535)	$92.65
RSUs cancelled	(1,577)	$105.01
Balance at December 31, 2016	121,859	$105.37	$14,114
RSUs that vested during the three months ended December 31, 2016 and December 26, 2015 had fair values of $2.2 billion and $2.0 billion, respectively, as of the vesting date.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Cost of sales	$229	$204
Research and development	589	466
Selling, general and administrative	438	408
Total share-based compensation expense	$1,256	$1,078
The income tax benefit related to share-based compensation expense was $465 million and $413 million for the three months ended December 31, 2016 and December 26, 2015, respectively. As of December 31, 2016, the total unrecognized compensation cost related to outstanding RSUs, restricted stock and stock options was $11.0 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Beginning accrued warranty and related costs	$3,702	$4,780
Cost of warranty claims	(1,337)	(1,269)
Accruals for product warranty	2,333	1,725
Ending accrued warranty and related costs	$4,698	$5,236
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

Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. As of December 31, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $7.5 billion. The Company's retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
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
Apple Inc. v. Samsung Electronics Co., Ltd., et al.
On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd. and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Samsung paid $548 million to the Company in December 2015, which was included in net sales in the Condensed Consolidated Statement of Operations. On December 6, 2016, the U.S. Supreme Court remanded the case to the U.S. Court of Appeals for the Federal Circuit for further proceedings related to the $548 million in damages. Because the case remains subject to further proceedings, the Company has not recognized any further amounts in its results of operations.
Note 11 – Segment Information and Geographic Data
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although the reportable operating segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2016 Form 10-K.
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

The following table shows information by reportable operating segment for the three months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Americas:
Net sales	$31,968	$29,325
Operating income	$10,494	$10,018

Europe:
Net sales	$18,521	$17,932
Operating income	$5,736	$5,779

Greater China:
Net sales	$16,233	$18,373
Operating income	$6,176	$7,576

Japan:
Net sales	$5,766	$4,794
Operating income	$2,673	$2,240

Rest of Asia Pacific:
Net sales	$5,863	$5,448
Operating income	$2,229	$2,032
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and December 26, 2015 is as follows (in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Segment operating income	$27,308	$27,645
Research and development expense	(2,871)	(2,404)
Other corporate expenses, net	(1,078)	(1,070)
Total operating income	$23,359	$24,171

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10‑Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 24, 2016 (the “2016 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices, personal computers and portable digital music players, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS™, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Business Strategy
The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Digital Content and Services, which allows customers to discover and download digital content, iOS, Mac, Apple Watch and Apple TV applications, and books through either a Mac or Windows personal computer or through iPhone, iPad and iPod touch® devices (“iOS devices”), Apple TV and Apple Watch. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products and technologies.

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
Fiscal Period
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2017 will include 53 weeks and will end on September 30, 2017. A 14th week has been included in the first quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters.
First Quarter Fiscal 2017 Highlights
Net sales grew 3% or $2.5 billion during the first quarter of 2017 compared to the first quarter of 2016, primarily driven by strong growth in iPhone and Services, partially offset by lower iPad sales. The positive impact of having an additional week in the first quarter of 2017 was primarily offset by lower year-over-year channel inventory growth, an earlier launch of iPhone 7 and 7 Plus as compared to the prior year and the effect of weakness in foreign currencies relative to the U.S. dollar.
During the first quarter of 2017, the Company introduced a new MacBook Pro® with Touch Bar™, an interface that replaces the traditional row of function keys, and released AirPods™, which are new wireless headphones.
Sales Data
The following table shows net sales by operating segment and net sales and unit sales by product for the three months ended December 31, 2016 and December 26, 2015 (dollars in millions and units in thousands):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net Sales by Operating Segment:
Americas	$31,968	$29,325	9%
Europe	18,521	17,932	3%
Greater China	16,233	18,373	(12)%
Japan	5,766	4,794	20%
Rest of Asia Pacific	5,863	5,448	8%
Total net sales	$78,351	$75,872	3%

Net Sales by Product:
iPhone (1)	$54,378	$51,635	5%
iPad (1)	5,533	7,084	(22)%
Mac (1)	7,244	6,746	7%
Services (2)	7,172	6,056	18%
Other Products (1)(3)	4,024	4,351	(8)%
Total net sales	$78,351	$75,872	3%

Unit Sales by Product:
iPhone	78,290	74,779	5%
iPad	13,081	16,122	(19)%
Mac	5,374	5,312	1%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the first quarter of 2017 and 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$54,378	$51,635	5%
Percentage of total net sales	69%	68%
Unit sales	78,290	74,779	5%
iPhone net sales increased during the first quarter of 2017 compared to the same quarter in 2016, driven by strong growth in each of the geographic operating segments, with the exception of Greater China.
iPad
The following table presents iPad net sales and unit sales information for the first quarter of 2017 and 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$5,533	$7,084	(22)%
Percentage of total net sales	7%	9%
Unit sales	13,081	16,122	(19)%
iPad net sales decreased in the first quarter of 2017 compared to the same quarter in 2016 due to lower iPad unit sales and lower average selling prices for iPad, both due in part to the introduction of the 12.9-inch iPad Pro in the first quarter of 2016.
Mac
The following table presents Mac net sales and unit sales information for the first quarter of 2017 and 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$7,244	$6,746	7%
Percentage of total net sales	9%	9%
Unit sales	5,374	5,312	1%
Mac net sales increased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to a different mix of Macs, including the new MacBook Pro introduced in the first quarter of 2017.
Services
The following table presents Services net sales information for the first quarter of 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$7,172	$6,056	18%
Percentage of total net sales	9%	8%
The year-over-year increase in Services net sales in the first quarter of 2017 compared to the same quarter in 2016 was due primarily to growth from the App Store and AppleCare sales, partially offset by the $548 million received from Samsung Electronics Co., Ltd. in the first quarter of 2016 related to patent infringement matters.

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
Americas
The following table presents Americas net sales information for the first quarter of 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$31,968	$29,325	9%
Percentage of total net sales	41%	39%
Americas net sales increased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to higher net sales of iPhone, partially offset by lower net sales of iPad.
Europe
The following table presents Europe net sales information for the first quarter of 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$18,521	$17,932	3%
Percentage of total net sales	24%	24%
Europe net sales increased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to higher net sales of iPhone, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar and a decrease in net sales of iPad.
Greater China
The following table presents Greater China net sales information for the first quarter of 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$16,233	$18,373	(12)%
Percentage of total net sales	21%	24%
Greater China net sales decreased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.

Japan
The following table presents Japan net sales information for the first quarter of 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$5,766	$4,794	20%
Percentage of total net sales	7%	6%
Japan net sales increased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to higher net sales of iPhone and Services, and the effect of strength in the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the first quarter of 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Net sales	$5,863	$5,448	8%
Percentage of total net sales	7%	7%
Rest of Asia Pacific net sales increased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to higher net sales of iPhone and the effect of strength in foreign currencies relative to the U.S. dollar.
Gross Margin
Gross margin for the first quarter of 2017 and 2016 was as follows (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Net sales	$78,351	$75,872
Cost of sales	48,175	45,449
Gross margin	$30,176	$30,423
Gross margin percentage	38.5%	40.1%
Gross margin decreased during the first quarter of 2017 compared to the same quarter in 2016 due primarily to higher product cost structures and the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by a favorable mix of products and services.
The Company anticipates gross margin during the second quarter of 2017 to be between 38% and 39%. The foregoing statement regarding the Company’s expected gross margin percentage in the second quarter of 2017 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry-wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Operating Expenses
Operating expenses for the first quarter of 2017 and 2016 were as follows (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Research and development	$2,871	$2,404
Percentage of total net sales	4%	3%
Selling, general and administrative	$3,946	$3,848
Percentage of total net sales	5%	5%
Total operating expenses	$6,817	$6,252
Percentage of total net sales	9%	8%
Research and Development
The growth in R&D expense during the first quarter of 2017 compared to the same quarter in 2016 was driven primarily by an increase in headcount and related expenses, and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2017 compared to the same quarter in 2016 was driven primarily by an increase in headcount and related expenses and higher variable selling costs, partially offset by lower advertising costs.
Other Income/(Expense), Net
Other income/(expense), net for the first quarter of 2017 and 2016 was as follows (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
Interest and dividend income	$1,224	$941
Interest expense	(525)	(276)
Other income/(expense), net	122	(263)
Total other income/(expense), net	$821	$402	104%
The increase in other income/(expense), net during the first quarter of 2017 compared to the same quarter in 2016 was due primarily to higher interest income and foreign exchange gains, partially offset by higher interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.87% and 1.65% in the first quarter of 2017 and 2016, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the first quarter of 2017 and 2016 were as follows (dollars in millions):

	Three Months Ended
	December 31, 2016	December 26, 2015
Provision for income taxes	$6,289	$6,212
Effective tax rate	26.0%	25.3%
The Company’s effective tax rates during the first quarter of 2017 and 2016 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The higher year-over-year effective tax rate during the first quarter of 2017 was due primarily to the retroactive reinstatement of the U.S. federal R&D tax credit during the first quarter of 2016.

The Company is subject to audits by federal, state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. While the European Commission announced a recovery amount of up to €13 billion, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company will adopt ASU 2016-18 in its first quarter of 2019 utilizing the retrospective adoption method. Currently, the Company's restricted cash balance is not significant.
Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company will adopt ASU 2016-16 in its first quarter of 2019 utilizing the modified retrospective adoption method. Currently, the Company anticipates recording up to $9 billion of net deferred tax assets on its Consolidated Balance Sheets. However, the ultimate impact of adopting ASU 2016-16 will depend on the balance of intellectual property transferred between its subsidiaries as of the adoption date. The Company will recognize incremental deferred income tax expense thereafter as these deferred tax assets are utilized.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The Company will adopt ASU 2016-09 in its first quarter of 2018. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company will use a modified retrospective adoption approach. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates recording lease assets and liabilities in excess of $7.5 billion on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company's lease portfolio as of the adoption date.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt ASU 2016-01 in its first quarter of 2019 utilizing the modified retrospective adoption method. Based on the composition of the Company's investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective adoption method. Based on the composition of the Company's investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.
Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective adoption method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of December 31, 2016 and September 24, 2016 and for the first three months of 2017 and 2016 (in millions):

	December 31, 2016	September 24, 2016
Cash, cash equivalents and marketable securities	$246,090	$237,585
Property, plant and equipment, net	$26,510	$27,010
Commercial paper	$10,493	$8,105
Total term debt	$77,056	$78,927
Working capital	$19,202	$27,863

	Three Months Ended
	December 31, 2016	December 26, 2015
Cash generated by operating activities	$27,056	$27,463
Cash used in investing activities	$(19,122)	$(20,450)
Cash used in financing activities	$(12,047)	$(11,444)
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
As of December 31, 2016 and September 24, 2016, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $230.2 billion and $216.0 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. In connection with the State Aid Decision, the European Commission announced a recovery amount of up to €13 billion, plus interest. The actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is invested primarily in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

During the three months ended December 31, 2016, cash generated from operating activities of $27.1 billion was a result of $17.9 billion of net income, non-cash adjustments to net income of $5.4 billion and an increase in the net change in operating assets and liabilities of $3.7 billion. Cash used in investing activities of $19.1 billion during the three months ended December 31, 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $15.6 billion and cash used to acquire property, plant and equipment of $3.3 billion. Cash used in financing activities of $12.0 billion during the three months ended December 31, 2016 consisted primarily of cash used to repurchase common stock of $10.9 billion and cash used to pay dividends and dividend equivalents of $3.1 billion, partially offset by a net increase in commercial paper of $2.4 billion.
During the three months ended December 26, 2015, cash generated from operating activities of $27.5 billion was a result of $18.4 billion of net income, non-cash adjustments to net income of $5.7 billion and an increase in the net change in operating assets and liabilities of $3.4 billion. Cash used in investing activities of $20.5 billion during the three months ended December 26, 2015 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $16.1 billion and cash used to acquire property, plant and equipment of $3.6 billion. Cash used in financing activities of $11.4 billion during the three months ended December 26, 2015 consisted primarily of cash used to repurchase common stock of $6.9 billion, and cash used to pay dividends and dividend equivalents of $3.0 billion.
Capital Assets
The Company’s capital expenditures were $2.1 billion during the first quarter of 2017. The Company anticipates utilizing approximately $16.0 billion for capital expenditures during 2017, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 31, 2016, the Company had $10.5 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.61% and maturities generally less than nine months.
As of December 31, 2016, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $77.4 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes.
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
As of December 31, 2016, $144 billion of the share repurchase program has been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through December 31, 2016 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q1 2017	$3,130	$6,000	$5,000	$629	$14,759
2016	12,150	12,000	17,000	1,570	42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$51,019	$58,950	$85,026	$5,994	$200,989
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
Operating Leases
As of December 31, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $7.5 billion. The Company’s retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2016, the Company had manufacturing purchase obligations of $24.0 billion.
Other Purchase Obligations
The Company’s other purchase obligations were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, licensing, R&D, internet and telecommunications services, energy and other obligations. As of December 31, 2016, the Company had other purchase obligations of $6.7 billion.
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 31, 2016, the Company had non-current deferred tax liabilities of $26.9 billion, gross unrecognized tax benefits of $8.5 billion and an additional $1.2 billion for gross interest and penalties.
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
Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2016 Form 10-K, and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2016 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2016 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first quarter of 2017. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2016 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2016 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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
The Company distributes its products through cellular network carriers, wholesalers, national and regional retailers and value-added resellers, many of whom distribute products from competing manufacturers. The Company also sells its products and third-party products in most of its major markets directly to education, enterprise and government customers and consumers and small and mid-sized businesses through its retail and online stores.
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
With respect to iOS devices, the Company relies on the continued availability and development of compelling and innovative software applications, including applications distributed through the App Store. iOS devices are subject to rapid technological change, and, if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing, maintaining or upgrading software for the Company’s iOS devices rather than its competitors’ platforms, such as Android. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s iOS devices may suffer.
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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 31, 2016, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2016 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 25, 2016 to October 29, 2016:
Open market and privately negotiated purchases	8,675		$115.28	8,675

October 30, 2016 to November 26, 2016:
August 2016 ASR	4,382		(2)	4,382
November 2016 ASR	44,814	(3)	(3)	44,814	(3)
Open market and privately negotiated purchases	14,084		$109.90	14,084

November 27, 2016 to December 31, 2016:
Open market and privately negotiated purchases	21,574		$113.66	21,574
Total	93,529					$31,024

(1)
In April 2016, the Company’s Board of Directors increased the Company's share repurchase program authorization from $140 billion to $175 billion of the Company’s common stock. As of December 31, 2016, $144 billion of the $175 billion had been utilized. The remaining $31 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In August 2016, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $3.0 billion of the Company's common stock. In November 2016, the purchase period for this ASR ended and an additional 4.4 million shares were delivered and retired. In total, 26.9 million shares were delivered under this ASR at an average repurchase price of $111.73.

(3)
In November 2016, the Company entered into a new ASR to purchase up to $6.0 billion of the Company’s common stock. In exchange for an up-front payment of $6.0 billion, the financial institution party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in February 2017. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted-average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.2	Amended and Restated Bylaws of the Registrant effective as of December 13, 2016.	8-K	3.2	12/13/16
10.18*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.18	9/24/2016
10.19*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.19	9/24/2016
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2017	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer