Form 10-Q
period 2017-04-01
APPLE INC
filed 2017-05-03
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
or
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
Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

5,213,840,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of April 21, 2017

Apple Inc.
Form 10-Q
For the Fiscal Quarter Ended April 1, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Net sales	$52,896	$50,557	$131,247	$126,429
Cost of sales	32,305	30,636	80,480	76,085
Gross margin	20,591	19,921	50,767	50,344

Operating expenses:
Research and development	2,776	2,511	5,647	4,915
Selling, general and administrative	3,718	3,423	7,664	7,271
Total operating expenses	6,494	5,934	13,311	12,186

Operating income	14,097	13,987	37,456	38,158
Other income/(expense), net	587	155	1,408	557
Income before provision for income taxes	14,684	14,142	38,864	38,715
Provision for income taxes	3,655	3,626	9,944	9,838
Net income	$11,029	$10,516	$28,920	$28,877

Earnings per share:
Basic	$2.11	$1.91	$5.50	$5.22
Diluted	$2.10	$1.90	$5.46	$5.19

Shares used in computing earnings per share:
Basic	5,225,791	5,514,381	5,262,226	5,536,656
Diluted	5,261,688	5,540,886	5,294,841	5,567,506

Cash dividends declared per share	$0.57	$0.52	$1.14	$1.04
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Net income	$11,029	$10,516	$28,920	$28,877
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $(44), $(19), $32 and $0, respectively	214	120	(161)	18

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(25), $1, $(253) and $(37), respectively	(300)	(178)	1,168	109
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $311, $144, $100 and $210, respectively	(1,032)	(528)	(726)	(973)
Total change in unrealized gains/losses on derivative instruments, net of tax	(1,332)	(706)	442	(864)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $(256), $(530), $733 and $(22), respectively	464	969	(1,344)	47
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $7, $(27), $(4) and $(53), respectively	(13)	49	7	96
Total change in unrealized gains/losses on marketable securities, net of tax	451	1,018	(1,337)	143

Total other comprehensive income/(loss)	(667)	432	(1,056)	(703)
Total comprehensive income	$10,362	$10,948	$27,864	$28,174
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	April 1, 2017	September 24, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$15,157	$20,484
Short-term marketable securities	51,944	46,671
Accounts receivable, less an allowance of $53 at each period end	11,579	15,754
Inventories	2,910	2,132
Vendor non-trade receivables	9,033	13,545
Other current assets	11,367	8,283
Total current assets	101,990	106,869

Long-term marketable securities	189,740	170,430
Property, plant and equipment, net	27,163	27,010
Goodwill	5,473	5,414
Acquired intangible assets, net	2,617	3,206
Other non-current assets	7,549	8,757
Total assets	$334,532	$321,686

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$28,573	$37,294
Accrued expenses	23,096	22,027
Deferred revenue	7,682	8,080
Commercial paper	9,992	8,105
Current portion of long-term debt	3,999	3,500
Total current liabilities	73,342	79,006

Deferred revenue, non-current	3,107	2,930
Long-term debt	84,531	75,427
Other non-current liabilities	39,470	36,074
Total liabilities	200,450	193,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,205,815 and 5,336,166 shares issued and outstanding, respectively	33,579	31,251
Retained earnings	100,925	96,364
Accumulated other comprehensive income/(loss)	(422)	634
Total shareholders’ equity	134,082	128,249
Total liabilities and shareholders’ equity	$334,532	$321,686
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	April 1, 2017	March 26, 2016
Cash and cash equivalents, beginning of the period	$20,484	$21,120
Operating activities:
Net income	28,920	28,877
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,319	5,431
Share-based compensation expense	2,473	2,126
Deferred income tax expense	2,822	3,092
Other	(209)	308
Changes in operating assets and liabilities:
Accounts receivable, net	4,183	4,538
Inventories	(778)	68
Vendor non-trade receivables	4,512	5,899
Other current and non-current assets	(896)	186
Accounts payable	(6,862)	(9,388)
Deferred revenue	(221)	219
Other current and non-current liabilities	316	(2,292)
Cash generated by operating activities	39,579	39,064
Investing activities:
Purchases of marketable securities	(99,821)	(86,242)
Proceeds from maturities of marketable securities	12,429	9,148
Proceeds from sales of marketable securities	60,454	50,051
Payments made in connection with business acquisitions, net	(67)	(140)
Payments for acquisition of property, plant and equipment	(6,309)	(5,948)
Payments for acquisition of intangible assets	(126)	(657)
Payments for strategic investments	—	(126)
Other	116	(196)
Cash used in investing activities	(33,324)	(34,110)
Financing activities:
Proceeds from issuance of common stock	273	247
Excess tax benefits from equity awards	225	264
Payments for taxes related to net share settlement of equity awards	(788)	(751)
Payments for dividends and dividend equivalents	(6,134)	(5,871)
Repurchases of common stock	(18,012)	(13,530)
Proceeds from issuance of term debt, net	10,975	15,584
Change in commercial paper, net	1,879	(503)
Cash used in financing activities	(11,582)	(4,560)
Increase/(Decrease) in cash and cash equivalents	(5,327)	394
Cash and cash equivalents, end of the period	$15,157	$21,514
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$6,878	$6,630
Cash paid for interest	$1,007	$565

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2017 will include 53 weeks and ends on September 30, 2017 and its fiscal year 2016 included 52 weeks and ended on September 24, 2016. A 14th week was included in the first quarter of 2017, as is done every five or six years, to realign fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
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

The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Numerator:
Net income	$11,029	$10,516	$28,920	$28,877

Denominator:
Weighted-average shares outstanding	5,225,791	5,514,381	5,262,226	5,536,656
Effect of dilutive securities	35,897	26,505	32,615	30,850
Weighted-average diluted shares	5,261,688	5,540,886	5,294,841	5,567,506

Basic earnings per share	$2.11	$1.91	$5.50	$5.22
Diluted earnings per share	$2.10	$1.90	$5.46	$5.19
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of April 1, 2017 and September 24, 2016 (in millions):

	April 1, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,600	$—	$—	$7,600	$7,600	$—	$—

Level 1 (1):
Money market funds	2,742	—	—	2,742	2,742	—	—
Mutual funds	997	—	(120)	877	—	877	—
Subtotal	3,739	—	(120)	3,619	2,742	877	—

Level 2 (2):
U.S. Treasury securities	53,365	65	(300)	53,130	2,280	16,067	34,783
U.S. agency securities	5,680	3	(10)	5,673	687	3,687	1,299
Non-U.S. government securities	7,151	135	(67)	7,219	—	193	7,026
Certificates of deposit and time deposits	6,386	—	—	6,386	921	4,665	800
Commercial paper	3,233	—	—	3,233	877	2,356	—
Corporate securities	147,939	643	(449)	148,133	50	23,992	124,091
Municipal securities	950	3	(3)	950	—	77	873
Mortgage- and asset-backed securities	21,086	31	(219)	20,898	—	30	20,868
Subtotal	245,790	880	(1,048)	245,622	4,815	51,067	189,740

Total	$257,129	$880	$(1,168)	$256,841	$15,157	$51,944	$189,740

	September 24, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,601	$—	$—	$8,601	$8,601	$—	$—

Level 1 (1):
Money market funds	3,666	—	—	3,666	3,666	—	—
Mutual funds	1,407	—	(146)	1,261	—	1,261	—
Subtotal	5,073	—	(146)	4,927	3,666	1,261	—

Level 2 (2):
U.S. Treasury securities	41,697	319	(4)	42,012	1,527	13,492	26,993
U.S. agency securities	7,543	16	—	7,559	2,762	2,441	2,356
Non-U.S. government securities	7,609	259	(27)	7,841	110	818	6,913
Certificates of deposit and time deposits	6,598	—	—	6,598	1,108	3,897	1,593
Commercial paper	7,433	—	—	7,433	2,468	4,965	—
Corporate securities	131,166	1,409	(206)	132,369	242	19,599	112,528
Municipal securities	956	5	—	961	—	167	794
Mortgage- and asset-backed securities	19,134	178	(28)	19,284	—	31	19,253
Subtotal	222,136	2,186	(265)	224,057	8,217	45,410	170,430

Total	$235,810	$2,186	$(411)	$237,585	$20,484	$46,671	$170,430

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of April 1, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.
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
The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of April 1, 2017 are expected to be recognized within 10 years.
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
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three- and six-month periods ended April 1, 2017, respectively, the Company recognized a loss of $67 million and a gain of $206 million in net sales, a loss of $253 million and a gain of $79 million in cost of sales and a loss of $76 million and a gain of $432 million in other income/(expense), net.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of April 1, 2017 and September 24, 2016 (in millions):

	April 1, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$691	$272	$963
Interest rate contracts	$161	$—	$161

Derivative liabilities (2):
Foreign exchange contracts	$832	$245	$1,077
Interest rate contracts	$354	$—	$354

	September 24, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$518	$153	$671
Interest rate contracts	$728	$—	$728

Derivative liabilities (2):
Foreign exchange contracts	$935	$134	$1,069
Interest rate contracts	$7	$—	$7

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(317)	$(138)	$1,410	$188
Interest rate contracts	2	(50)	9	(42)
Total	$(315)	$(188)	$1,419	$146

Net investment hedges:
Foreign exchange contracts	$—	$—	$—	$—
Foreign currency debt	(85)	(87)	37	(77)
Total	$(85)	$(87)	$37	$(77)

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,344	$668	$833	$1,183
Interest rate contracts	(2)	(3)	(3)	(7)
Total	$1,342	$665	$830	$1,176

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(50)	$250	$(922)	$139

Gains/(Losses) related to hedged items:
Fair value hedges:
Interest rate contracts	$50	$(250)	$922	$(139)

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of April 1, 2017 and September 24, 2016 (in millions):

	April 1, 2017		September 24, 2016
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$37,550	$691	$44,678	$518
Interest rate contracts	$31,000	$161	$24,500	$728

Instruments not designated as accounting hedges:
Foreign exchange contracts	$50,573	$272	$54,305	$153
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of April 1, 2017, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $230 million, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 24, 2016, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $163 million, which was recorded as accrued expenses in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of both April 1, 2017 and September 24, 2016, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.5 billion, resulting in a net derivative liability of $77 million as of April 1, 2017 and a net derivative asset of $160 million as of September 24, 2016.
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
As of April 1, 2017, the Company had two customers that individually represented 10% or more of total trade receivables, one of which accounted for 12% and the other 10%. As of September 24, 2016, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 52% and 63% of trade receivables as of April 1, 2017 and September 24, 2016, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of April 1, 2017, the Company had three vendors that individually accounted for 42%, 17% and 14% of total vendor non-trade receivables. As of September 24, 2016, the Company had two vendors that individually accounted for 47% and 21% of total vendor non-trade receivables.

Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of April 1, 2017 and September 24, 2016 (in millions):
Property, Plant and Equipment, Net

	April 1, 2017	September 24, 2016
Land and buildings	$11,746	$10,185
Machinery, equipment and internal-use software	46,688	44,543
Leasehold improvements	6,690	6,517
Gross property, plant and equipment	65,124	61,245
Accumulated depreciation and amortization	(37,961)	(34,235)
Total property, plant and equipment, net	$27,163	$27,010
Other Non-Current Liabilities

	April 1, 2017	September 24, 2016
Deferred tax liabilities	$28,226	$26,019
Other non-current liabilities	11,244	10,055
Total other non-current liabilities	$39,470	$36,074
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Interest and dividend income	$1,282	$986	$2,506	$1,927
Interest expense	(530)	(321)	(1,055)	(597)
Other expense, net	(165)	(510)	(43)	(773)
Total other income/(expense), net	$587	$155	$1,408	$557
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses. The following table summarizes the components of acquired intangible asset balances as of April 1, 2017 and September 24, 2016 (in millions):

	April 1, 2017			September 24, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,258	$(4,741)	$2,517	$8,912	$(5,806)	$3,106
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$7,358	$(4,741)	$2,617	$9,012	$(5,806)	$3,206

Note 5 – Income Taxes
As of April 1, 2017, the Company recorded gross unrecognized tax benefits of $8.8 billion, of which $3.0 billion, if recognized, would affect the Company’s effective tax rate. As of September 24, 2016, the total amount of gross unrecognized tax benefits was $7.7 billion, of which $2.8 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $1.3 billion and $1.0 billion of gross interest and penalties accrued as of April 1, 2017 and September 24, 2016, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by as much as $1.3 billion.
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
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of April 1, 2017 and September 24, 2016, the Company had $10.0 billion and $8.1 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.80% as of April 1, 2017 and 0.45% as of September 24, 2016.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended April 1, 2017 and March 26, 2016 (in millions):

	Six Months Ended
	April 1, 2017	March 26, 2016
Maturities less than 90 days:
Proceeds from/(Repayments of) commercial paper, net	$(1,318)	$660

Maturities greater than 90 days:
Proceeds from commercial paper	7,057	669
Repayments of commercial paper	(3,860)	(1,832)
Proceeds from/(Repayments of) commercial paper, net	3,197	(1,163)

Total change in commercial paper, net	$1,879	$(503)

Long-Term Debt
As of April 1, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $88.9 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of April 1, 2017 and September 24, 2016:

	Maturities			April 1, 2017				September 24, 2016
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018		2018	$2,000	1.10%		1.10%	$2,000	1.10%		1.10%
Fixed-rate 1.000% – 3.850% notes	2018	–	2043	12,500	1.08%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2017	–	2019	2,000	1.10%	–	1.33%	2,000	0.86%	–	1.09%
Fixed-rate 1.050% – 4.450% notes	2017	–	2044	10,000	1.10%	–	4.48%	10,000	0.85%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2017	–	2020	1,785	1.08%	–	1.87%	1,781	0.87%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2017	–	2045	24,668	0.28%	–	4.51%	25,144	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	1.17%	–	2.18%	1,350	0.91%	–	1.95%
Fixed-rate 1.100% – 4.650% notes	2018	–	2046	23,616	1.13%	–	4.78%	23,609	1.13%	–	4.58%

Second quarter 2017 debt issuance of $10.0 billion:
Floating-rate notes			2019	500			1.12%	—			—%
Floating-rate notes			2020	500			1.24%	—			—%
Floating-rate notes			2022	1,000			1.54%	—			—%
Fixed-rate 1.550% notes			2019	500			1.59%	—			—%
Fixed-rate 1.900% notes			2020	1,000			1.24%	—			—%
Fixed-rate 2.500% notes			2022	1,500			1.53%	—			—%
Fixed-rate 3.000% notes			2024	1,750			1.83%	—			—%
Fixed-rate 3.350% notes			2027	2,250			1.98%	—			—%
Fixed-rate 4.250% notes			2047	1,000			4.26%	—			—%

Second quarter 2017 debt issuance of $1.0 billion:
Fixed-rate 4.300% notes			2047	1,000			4.30%	—			—%
Total term debt				88,919				78,384

Unamortized premium/(discount) and issuance costs, net				(184)				(174)
Hedge accounting fair value adjustments				(205)				717
Less: Current portion of long-term debt				(3,999)				(3,500)
Total long-term debt				$84,531				$75,427
During the second quarter of 2017, the Company issued $10.0 billion of U.S. dollar-denominated notes in the United States and $1.0 billion of U.S. dollar-denominated notes in Taiwan. To manage interest rate risk on the fixed-rate notes maturing in 2020, 2022, 2024 and 2027, the Company entered into interest rate swaps with an aggregate notional amount of $6.5 billion, which effectively converted the fixed interest rates on these notes to floating interest rates.
A portion of the Company's Japanese yen-denominated notes is designated as a hedge of the foreign currency exposure of the Company's net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of April 1, 2017 and September 24, 2016, the carrying value of the debt designated as a net investment hedge was $1.7 billion and $1.9 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount and, if applicable, adjustments related to hedging. The Company recognized $507 million and $1.0 billion of interest expense on its term debt for the three- and six-month periods ended April 1, 2017, respectively. The Company recognized $311 million and $582 million of interest expense on its term debt for the three- and six-month periods ended March 26, 2016, respectively.
As of April 1, 2017 and September 24, 2016, the fair value of the Company’s Notes, based on Level 2 inputs, was $89.7 billion and $81.7 billion, respectively.
Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2017:
Second quarter	$0.57	$2,988
First quarter	0.57	3,042
Total cash dividends declared and paid	$1.14	$6,030

2016:
Fourth quarter	$0.57	$3,071
Third quarter	0.57	3,117
Second quarter	0.52	2,879
First quarter	0.52	2,898
Total cash dividends declared and paid	$2.18	$11,965
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
As of April 1, 2017, the Company had an authorized share repurchase program of $175 billion of the Company’s common stock, of which $151 billion had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

The following table shows the Company’s ASR activity and related information during the six months ended April 1, 2017 and the year ended September 24, 2016:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
February 2017 ASR	May 2017	17,527	(1)	(1)	$3,000
November 2016 ASR	February 2017	51,157	(2)	$117.29	$6,000
August 2016 ASR	November 2016	26,850		$111.73	$3,000
May 2016 ASR	August 2016	60,452		$99.25	$6,000
November 2015 ASR	April 2016	29,122		$103.02	$3,000

(1)
“Number of Shares” represents those shares delivered at the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. The February 2017 ASR purchase period will end in May 2017.

(2)
Includes 44.8 million shares delivered and retired at the beginning of the purchase period, which began in the first quarter of 2017 and 6.3 million shares delivered and retired at the end of the purchase period, which concluded in the second quarter of 2017.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2017:
Second quarter	31,070	$128.74	$4,001
First quarter	44,333	$112.78	5,000
Total open market common stock repurchases	75,403		$9,001

2016:
Fourth quarter	28,579	$104.97	$3,000
Third quarter	41,238	$97.00	4,000
Second quarter	71,766	$97.54	7,000
First quarter	25,984	$115.45	3,000
Total open market common stock repurchases	167,567		$17,000
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

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Item	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(408)	$(325)	$(509)	$(654)
	Cost of sales	(570)	(219)	(557)	(525)
	Other income/(expense), net	(367)	(131)	237	(11)
Interest rate contracts	Other income/(expense), net	2	3	3	7
		(1,343)	(672)	(826)	(1,183)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(20)	76	11	149
Total amounts reclassified from AOCI		$(1,363)	$(596)	$(815)	$(1,034)
The following table shows the changes in AOCI by component for the six months ended April 1, 2017 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 24, 2016	$(578)	$38	$1,174	$634
Other comprehensive income/(loss) before reclassifications	(193)	1,421	(2,077)	(849)
Amounts reclassified from AOCI	—	(826)	11	(815)
Tax effect	32	(153)	729	608
Other comprehensive income/(loss)	(161)	442	(1,337)	(1,056)
Balance at April 1, 2017	$(739)	$480	$(163)	$(422)
Note 9 – Benefit Plans
Stock Plans
The Company had 317.4 million shares reserved for future issuance under its stock plans as of April 1, 2017. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs cancelled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended April 1, 2017, Section 16 officers Angela Ahrendts, Timothy D. Cook, Luca Maestri, Daniel Riccio and Philip Schiller had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended April 1, 2017 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Value (in millions)
Balance at September 24, 2016	99,089	$97.54
RSUs granted	45,313	$118.36
RSUs vested	(21,942)	$92.65
RSUs cancelled	(3,227)	$105.68
Balance at April 1, 2017	119,233	$106.13	$17,129
RSUs that vested during the three- and six-month periods ended April 1, 2017 had fair values of $460 million and $2.6 billion, respectively, as of the vesting date. RSUs that vested during the three- and six-month periods ended March 26, 2016 had fair values of $450 million and $2.5 billion, respectively, as of the vesting date.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Cost of sales	$217	$191	$446	$395
Research and development	575	468	1,164	934
Selling, general and administrative	425	389	863	797
Total share-based compensation expense	$1,217	$1,048	$2,473	$2,126
The income tax benefit related to share-based compensation expense was $424 million and $889 million for the three- and six-month periods ended April 1, 2017, respectively, and was $347 million and $760 million for the three- and six-month periods ended March 26, 2016, respectively. As of April 1, 2017, the total unrecognized compensation cost related to outstanding RSUs, restricted stock and stock options was $10.0 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Beginning accrued warranty and related costs	$4,698	$5,236	$3,702	$4,780
Cost of warranty claims	(1,031)	(1,128)	(2,368)	(2,397)
Accruals for product warranty	1,068	877	3,401	2,602
Ending accrued warranty and related costs	$4,735	$4,985	$4,735	$4,985
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
Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. As of April 1, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $8.2 billion. The Company's retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
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

Apple Inc. v. Samsung Electronics Co., Ltd., et al.
On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd. and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Samsung paid $548 million to the Company in December 2015, which was included in net sales in the Condensed Consolidated Statement of Operations. On December 6, 2016, the U.S. Supreme Court remanded the case to the U.S. Court of Appeals for the Federal Circuit for further proceedings related to the $548 million in damages. On February 7, 2017, the U.S. Court of Appeals for the Federal Circuit remanded the case to the District Court to determine what additional proceedings, if any, are needed. Because the case remains subject to further proceedings, the Company has not recognized any further amounts in its results of operations.
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

The following table shows information by reportable operating segment for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Americas:
Net sales	$21,157	$19,096	$53,125	$48,421
Operating income	$6,668	$6,116	$17,162	$16,134

Europe:
Net sales	$12,733	$11,535	$31,254	$29,467
Operating income	$3,851	$3,602	$9,587	$9,381

Greater China:
Net sales	$10,726	$12,486	$26,959	$30,859
Operating income	$4,224	$4,818	$10,400	$12,394

Japan:
Net sales	$4,485	$4,281	$10,251	$9,075
Operating income	$2,037	$1,930	$4,710	$4,170

Rest of Asia Pacific:
Net sales	$3,795	$3,159	$9,658	$8,607
Operating income	$1,309	$1,095	$3,538	$3,127
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended April 1, 2017 and March 26, 2016 is as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Segment operating income	$18,089	$17,561	$45,397	$45,206
Research and development expense	(2,776)	(2,511)	(5,647)	(4,915)
Other corporate expenses, net	(1,216)	(1,063)	(2,294)	(2,133)
Total operating income	$14,097	$13,987	$37,456	$38,158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store™ and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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
Fiscal Period
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2017 will include 53 weeks and will end on September 30, 2017. A 14th week was included in the first quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters.
Second Quarter Fiscal 2017 Highlights
Net sales increased 5% or $2.3 billion during the second quarter of 2017 compared to the same quarter in 2016, primarily driven by strong growth in Services, Mac and Other Products, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar. Net sales reflected year-over-year growth in each of the geographic operating segments, with the exception of Greater China. During the second quarter of 2017, the Company introduced a new 9.7-inch iPad, which became available at the end of the quarter.
The Company utilized $7.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.0 billion during the second quarter of 2017. Additionally, the Company issued $11.0 billion of U.S. dollar-denominated long-term debt.
Sales Data
The following table shows net sales by operating segment and net sales and unit sales by product for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net Sales by Operating Segment:
Americas	$21,157	$19,096	11%	$53,125	$48,421	10%
Europe	12,733	11,535	10%	31,254	29,467	6%
Greater China	10,726	12,486	(14)%	26,959	30,859	(13)%
Japan	4,485	4,281	5%	10,251	9,075	13%
Rest of Asia Pacific	3,795	3,159	20%	9,658	8,607	12%
Total net sales	$52,896	$50,557	5%	$131,247	$126,429	4%

Net Sales by Product:
iPhone (1)	$33,249	$32,857	1%	$87,627	$84,492	4%
iPad (1)	3,889	4,413	(12)%	9,422	11,497	(18)%
Mac (1)	5,844	5,107	14%	13,088	11,853	10%
Services (2)	7,041	5,991	18%	14,213	12,047	18%
Other Products (1)(3)	2,873	2,189	31%	6,897	6,540	5%
Total net sales	$52,896	$50,557	5%	$131,247	$126,429	4%

Unit Sales by Product:
iPhone	50,763	51,193	(1)%	129,053	125,972	2%
iPad	8,922	10,251	(13)%	22,003	26,373	(17)%
Mac	4,199	4,034	4%	9,573	9,346	2%
(1)Includes deferrals and amortization of related software upgrade rights and non-software services.
(2)Includes revenue from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services.
(3)Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$33,249	$32,857	1%	$87,627	$84,492	4%
Percentage of total net sales	63%	65%		67%	67%
Unit sales	50,763	51,193	(1)%	129,053	125,972	2%
iPhone net sales increased during the second quarter of 2017 compared to the same period in 2016 due to higher iPhone average selling prices (“ASPs”), largely offset by the effect of weakness in foreign currencies relative to the U.S. dollar. The year-over-year increase in iPhone net sales during the first six months of 2017 was due primarily to higher iPhone unit sales and to a lesser extent higher iPhone ASPs, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.
iPad
The following table presents iPad net sales and unit sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$3,889	$4,413	(12)%	$9,422	$11,497	(18)%
Percentage of total net sales	7%	9%		7%	9%
Unit sales	8,922	10,251	(13)%	22,003	26,373	(17)%
iPad net sales decreased in the second quarter and first six months of 2017 compared to the same periods in 2016 due primarily to lower iPad unit sales in each of the geographic operating segments and to a lesser extent the effect of weakness in foreign currencies relative to the U.S. dollar.
Mac
The following table presents Mac net sales and unit sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$5,844	$5,107	14%	$13,088	$11,853	10%
Percentage of total net sales	11%	10%		10%	9%
Unit sales	4,199	4,034	4%	9,573	9,346	2%
Mac net sales increased during the second quarter and first six months of 2017 compared to the same periods in 2016 due primarily to a different mix of Macs, including the new MacBook Pro introduced in the first quarter of 2017, and to a lesser extent higher Mac unit sales. The year-over-year increase in Mac net sales was partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar.

Services
The following table presents Services net sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$7,041	$5,991	18%	$14,213	$12,047	18%
Percentage of total net sales	13%	12%		11%	10%
The year-over-year increase in Services net sales in the second quarter and first six months of 2017 compared to the same periods in 2016 was due primarily to growth from the App Store and licensing sales. The year-over-year increase in Services net sales during the first six months of 2017 was partially offset by the non-recurrence of the $548 million received from Samsung Electronics Co., Ltd. in the first quarter of 2016 related to patent infringement matters.
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
Americas
The following table presents Americas net sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$21,157	$19,096	11%	$53,125	$48,421	10%
Percentage of total net sales	40%	38%		40%	38%
Americas net sales increased during the second quarter of 2017 compared to the same period in 2016 due primarily to higher net sales of iPhone and Other Products. The year-over-year increase in Americas net sales during the first six months of 2017 was due primarily to higher net sales of iPhone and Mac, partially offset by lower net sales of iPad.
Europe
The following table presents Europe net sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$12,733	$11,535	10%	$31,254	$29,467	6%
Percentage of total net sales	24%	23%		24%	23%
Europe net sales increased during the second quarter of 2017 compared to the same period in 2016 due primarily to higher net sales of iPhone and Mac, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar. The year-over-year increase in Europe net sales during the first six months of 2017 was due primarily to higher net sales of iPhone and Services, partially offset by the effect of weakness in foreign currencies relative to the U.S. dollar and to a lesser extent lower net sales of iPad.

Greater China
The following table presents Greater China net sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$10,726	$12,486	(14)%	$26,959	$30,859	(13)%
Percentage of total net sales	20%	25%		21%	24%
Greater China net sales decreased during the second quarter and first six months of 2017 compared to the same periods in 2016 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by growth in net sales of Services.
Japan
The following table presents Japan net sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$4,485	$4,281	5%	$10,251	$9,075	13%
Percentage of total net sales	8%	8%		8%	7%
Japan net sales increased during the second quarter of 2017 compared to the same period in 2016 due primarily to higher net sales of Services and the effect of strength in the Japanese yen relative to the U.S. dollar. The year-over-year increase in Japan net sales during the first six months of 2017 was due primarily to the effect of strength in the Japanese yen relative to the U.S. dollar and growth in net sales of iPhone.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the three- and six-month periods ended April 1, 2017 and March 26, 2016 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Net sales	$3,795	$3,159	20%	$9,658	$8,607	12%
Percentage of total net sales	7%	6%		7%	7%
Rest of Asia Pacific net sales increased during the second quarter of 2017 compared to the same period in 2016 due primarily to higher net sales of iPhone and Mac. The year-over-year increase in Rest of Asia Pacific net sales during the first six months of 2017 was due primarily to higher net sales of iPhone and the effect of strength in foreign currencies relative to the U.S. dollar.
Gross Margin
Gross margin for the three- and six-month periods ended April 1, 2017 and March 26, 2016 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Net sales	$52,896	$50,557	$131,247	$126,429
Cost of sales	32,305	30,636	80,480	76,085
Gross margin	$20,591	$19,921	$50,767	$50,344
Gross margin percentage	38.9%	39.4%	38.7%	39.8%
Gross margin decreased during the second quarter and first six months of 2017 compared to the same periods in 2016 due primarily to higher product cost structures and the effect of weakness in foreign currencies relative to the U.S. dollar, partially offset by a favorable mix of products and services.

The Company anticipates gross margin during the third quarter of 2017 to be between 37.5% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the third quarter of 2017 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry-wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.
Operating Expenses
Operating expenses for the three- and six-month periods ended April 1, 2017 and March 26, 2016 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Research and development	$2,776	$2,511	$5,647	$4,915
Percentage of total net sales	5%	5%	4%	4%
Selling, general and administrative	$3,718	$3,423	$7,664	$7,271
Percentage of total net sales	7%	7%	6%	6%
Total operating expenses	$6,494	$5,934	$13,311	$12,186
Percentage of total net sales	12%	12%	10%	10%
Research and Development
The growth in R&D expense during the second quarter and first six months of 2017 compared to the same periods in 2016 was driven primarily by an increase in headcount and related expenses to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter of 2017 compared to the same quarter in 2016 was driven primarily by an increase in headcount and related expenses and higher spending on marketing and advertising. The year-over-year growth in selling, general and administrative expense during the first six months of 2017 was driven primarily by an increase in headcount and related expenses and higher variable selling costs.
Other Income/(Expense), Net
Other income/(expense), net for the three- and six-month periods ended April 1, 2017 and March 26, 2016 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2017	March 26, 2016	Change	April 1, 2017	March 26, 2016	Change
Interest and dividend income	$1,282	$986		$2,506	$1,927
Interest expense	(530)	(321)		(1,055)	(597)
Other expense, net	(165)	(510)		(43)	(773)
Total other income/(expense), net	$587	$155	279%	$1,408	$557	153%
The increase in other income/(expense), net during the second quarter and first six months of 2017 compared to the same periods in 2016 was due primarily to higher interest income and the favorable impact of foreign exchange-related items, partially offset by higher interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.99% and 1.74% in the second quarter of 2017 and 2016, respectively, and 1.93% and 1.70% in the first six months of 2017 and 2016, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the three- and six-month periods ended April 1, 2017 and March 26, 2016 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
Provision for income taxes	$3,655	$3,626	$9,944	$9,838
Effective tax rate	24.9%	25.6%	25.6%	25.4%
The Company’s effective tax rates during the second quarter of 2017 and 2016 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the second quarter of 2017 compared to the same quarter in 2016 was due primarily to a different geographic mix of earnings. The slightly higher effective tax rate in the first six months of 2017 compared to the same period in 2016 was due primarily to the retroactive reinstatement of the U.S. federal R&D tax credit during the first quarter of 2016.
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

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company will use a modified retrospective adoption approach. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates recording lease assets and liabilities in excess of $8.2 billion on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company's lease portfolio as of the adoption date.
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
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company plans to adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective adoption method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of April 1, 2017 and September 24, 2016 and for the first six months of 2017 and 2016 (in millions):

	April 1, 2017	September 24, 2016
Cash, cash equivalents and marketable securities	$256,841	$237,585
Property, plant and equipment, net	$27,163	$27,010
Commercial paper	$9,992	$8,105
Total term debt	$88,530	$78,927
Working capital	$28,648	$27,863

	Six Months Ended
	April 1, 2017	March 26, 2016
Cash generated by operating activities	$39,579	$39,064
Cash used in investing activities	$(33,324)	$(34,110)
Cash used in financing activities	$(11,582)	$(4,560)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months. The Company currently anticipates the cash used for future dividends, the share repurchase program and debt repayments will come from its current domestic cash, cash generated from ongoing U.S. operating activities and from borrowings.
As of April 1, 2017 and September 24, 2016, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $239.6 billion and $216.0 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. In connection with the State Aid Decision, the European Commission announced a recovery amount of up to €13 billion, plus interest. The actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission's guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
During the six months ended April 1, 2017, cash generated by operating activities of $39.6 billion was a result of $28.9 billion of net income, non-cash adjustments to net income of $10.4 billion and an increase in the net change in operating assets and liabilities of $0.3 billion. Cash used in investing activities of $33.3 billion during the six months ended April 1, 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $26.9 billion and cash used to acquire property, plant and equipment of $6.3 billion. Cash used in financing activities of $11.6 billion during the six months ended April 1, 2017 consisted primarily of cash used to repurchase common stock of $18.0 billion and cash used to pay dividends and dividend equivalents of $6.1 billion, partially offset by proceeds from the issuance of term debt, net of $11.0 billion and a net increase in commercial paper of $1.9 billion.
During the six months ended March 26, 2016, cash generated by operating activities of $39.1 billion was a result of $28.9 billion of net income, non-cash adjustments to net income of $11.0 billion and a decrease in the net change in operating assets and liabilities of $0.8 billion. Cash used in investing activities of $34.1 billion during the six months ended March 26, 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.0 billion and cash used to acquire property, plant and equipment of $5.9 billion. Cash used in financing activities of $4.6 billion during the six months ended March 26, 2016 consisted primarily of cash used to repurchase common stock of $13.5 billion and cash used to pay dividends and dividend equivalents of $5.9 billion, partially offset by proceeds from the issuance of term debt, net of $15.6 billion.
Capital Assets
The Company’s capital expenditures were $4.5 billion during the first six months of 2017. The Company anticipates utilizing approximately $16.0 billion for capital expenditures during 2017, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of April 1, 2017, the Company had $10.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.80% and maturities generally less than nine months.
As of April 1, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $88.9 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements, in Note 2, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
As of April 1, 2017, the Company had an authorized capital return program of $250 billion, which included a share repurchase program of $175 billion of the Company’s common stock. As of April 1, 2017, $151 billion of the share repurchase program had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through April 1, 2017 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q2 2017	$3,004	$3,000	$4,001	$159	$10,164
Q1 2017	3,130	6,000	5,000	629	14,759
2016	12,150	12,000	17,000	1,570	42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$54,023	$61,950	$89,027	$6,153	$211,153
On May 2, 2017, the Company announced that the Board of Directors increased the total capital return program from $250 billion to $300 billion, which includes an increase in the share repurchase authorization from $175 billion to $210 billion. Additionally, the Company announced that the Board of Directors raised the Company's quarterly cash dividend by 10.5% from $0.57 to $0.63 per share, beginning with the dividend to be paid during the third quarter of 2017. The Company intends to increase its dividend on an annual basis subject to declaration by the Board of Directors.
The Company expects to execute its capital return program by the end of March 2019 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. The Company plans to continue to access the domestic and international debt markets to assist in funding its capital return program.
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
Operating Leases
As of April 1, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $8.2 billion. The Company’s retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of April 1, 2017, the Company had manufacturing purchase obligations of $21.7 billion.
Other Purchase Obligations
The Company’s other purchase obligations were comprised of commitments to acquire capital assets, including product tooling and manufacturing process equipment, and commitments related to advertising, licensing, R&D, internet and telecommunications services and other obligations. As of April 1, 2017, the Company had other purchase obligations of $5.9 billion.
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of April 1, 2017, the Company had non-current deferred tax liabilities of $28.2 billion, gross unrecognized tax benefits of $8.8 billion and an additional $1.3 billion for gross interest and penalties.

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
Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2016 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2016 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2016 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2017. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2016 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of April 1, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2016 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 31, 2016, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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
The Company is the only authorized maker of hardware using macOS, which has a minority market share in the personal computer market. This market has been contracting and is dominated by computer makers using competing operating systems, most notably Windows. In the market for personal computers and accessories, the Company faces a significant number of competitors, many of which have broader product lines, lower-priced products and a larger installed customer base. Historically, consolidation in this market has resulted in larger competitors. Price competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. An increasing number of internet-enabled devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products. The Company’s financial condition and operating results also depend on its ability to continually improve the Mac platform to maintain its functional and design advantages.
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
For example, technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. The intellectual property rights claims against the Company have generally increased over time and may continue to increase. In particular, the Company's cellular-enabled products compete with products from mobile communication and media device companies that hold significant patent portfolios, and the Company has faced a significant number of patent claims against it. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. If the Company is found to infringe one or more patents or other intellectual property rights, regardless of whether it can develop non-infringing technology, it may be required to pay substantial damages or royalties to a third party, or it may be subject to a temporary or permanent injunction prohibiting the Company from marketing or selling certain products.
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
The Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company data or accounts. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of April 1, 2017, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended April 1, 2017 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 to February 4, 2017:
Open market and privately negotiated purchases	14,505		$119.74	14,505

February 5, 2017 to March 4, 2017:
November 2016 ASR	6,343		(2)	6,343
February 2017 ASR	17,527	(3)	(3)	17,527	(3)
Open market and privately negotiated purchases	10,386		$134.19	10,386

March 5, 2017 to April 1, 2017:
Open market and privately negotiated purchases	6,179		$140.72	6,179
Total	54,940					$24,023

(1)
As of April 1, 2017, the Company had an authorized share repurchase program of $175 billion of the Company’s common stock, of which $151 billion had been utilized. The remaining $24 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of April 1, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In November 2016, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $6.0 billion of the Company's common stock. In February 2017, the purchase period for this ASR ended and an additional 6.3 million shares were delivered and retired. In total, 51.2 million shares were delivered under this ASR at an average repurchase price of $117.29.

(3)
In February 2017, the Company entered into a new ASR to purchase up to $3.0 billion of the Company’s common stock. In exchange for an up-front payment of $3.0 billion, the financial institution party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in May 2017. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer's Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.2	Officer's Certificate of the Registrant, dated as of March 3, 2017, including form of global note representing 4.300% Notes due 2047.	8-K	4.1	3/3/17
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2017	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri Senior Vice President, Chief Financial Officer