Form 10-Q
period 2017-07-01
APPLE INC
filed 2017-08-02
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
or
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
Yes  ☐    No  ☒

5,165,228,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of July 21, 2017

Apple Inc.
Form 10-Q
For the Fiscal Quarter Ended July 1, 2017

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$45,408	$42,358	$176,655	$168,787
Cost of sales	27,920	26,252	108,400	102,337
Gross margin	17,488	16,106	68,255	66,450

Operating expenses:
Research and development	2,937	2,560	8,584	7,475
Selling, general and administrative	3,783	3,441	11,447	10,712
Total operating expenses	6,720	6,001	20,031	18,187

Operating income	10,768	10,105	48,224	48,263
Other income/(expense), net	540	364	1,948	921
Income before provision for income taxes	11,308	10,469	50,172	49,184
Provision for income taxes	2,591	2,673	12,535	12,511
Net income	$8,717	$7,796	$37,637	$36,673

Earnings per share:
Basic	$1.68	$1.43	$7.18	$6.66
Diluted	$1.67	$1.42	$7.14	$6.62

Shares used in computing earnings per share:
Basic	5,195,088	5,443,058	5,239,847	5,505,456
Diluted	5,233,499	5,472,781	5,274,394	5,535,931

Cash dividends declared per share	$0.63	$0.57	$1.77	$1.61
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2017 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$8,717	$7,796	$37,637	$36,673
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $(35), $2, $(3) and $2, respectively	120	46	(41)	64

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(16), $27, $(269) and $(10), respectively	(166)	(175)	1,002	(66)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $176, $46, $276 and $256, respectively	(409)	(88)	(1,135)	(1,061)
Total change in unrealized gains/losses on derivative instruments, net of tax	(575)	(263)	(133)	(1,127)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $(197), $(641), $536 and $(663), respectively	364	1,170	(980)	1,217
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $16, $8, $12 and $(45), respectively	(32)	(12)	(25)	84
Total change in unrealized gains/losses on marketable securities, net of tax	332	1,158	(1,005)	1,301

Total other comprehensive income/(loss)	(123)	941	(1,179)	238
Total comprehensive income	$8,594	$8,737	$36,458	$36,911
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2017 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	July 1, 2017	September 24, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$18,571	$20,484
Short-term marketable securities	58,188	46,671
Accounts receivable, less allowances of $55 and $53, respectively	12,399	15,754
Inventories	3,146	2,132
Vendor non-trade receivables	10,233	13,545
Other current assets	10,338	8,283
Total current assets	112,875	106,869

Long-term marketable securities	184,757	170,430
Property, plant and equipment, net	29,286	27,010
Goodwill	5,661	5,414
Acquired intangible assets, net	2,444	3,206
Other non-current assets	10,150	8,757
Total assets	$345,173	$321,686

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$31,915	$37,294
Accrued expenses	23,304	22,027
Deferred revenue	7,608	8,080
Commercial paper	11,980	8,105
Current portion of long-term debt	6,495	3,500
Total current liabilities	81,302	79,006

Deferred revenue, non-current	2,984	2,930
Long-term debt	89,864	75,427
Other non-current liabilities	38,598	36,074
Total liabilities	212,748	193,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,169,782 and 5,336,166 shares issued and outstanding, respectively	34,445	31,251
Retained earnings	98,525	96,364
Accumulated other comprehensive income/(loss)	(545)	634
Total shareholders’ equity	132,425	128,249
Total liabilities and shareholders’ equity	$345,173	$321,686
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2017 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	July 1, 2017	June 25, 2016
Cash and cash equivalents, beginning of the period	$20,484	$21,120
Operating activities:
Net income	37,637	36,673
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	7,673	7,957
Share-based compensation expense	3,666	3,180
Deferred income tax expense	4,764	5,191
Other	(142)	419
Changes in operating assets and liabilities:
Accounts receivable, net	3,381	4,623
Inventories	(1,014)	518
Vendor non-trade receivables	3,312	6,166
Other current and non-current assets	(3,229)	1,049
Accounts payable	(5,212)	(9,567)
Deferred revenue	(418)	(1,148)
Other current and non-current liabilities	(2,476)	(5,363)
Cash generated by operating activities	47,942	49,698
Investing activities:
Purchases of marketable securities	(123,781)	(112,068)
Proceeds from maturities of marketable securities	19,347	14,915
Proceeds from sales of marketable securities	76,747	69,926
Payments made in connection with business acquisitions, net	(248)	(146)
Payments for acquisition of property, plant and equipment	(8,586)	(8,757)
Payments for acquisition of intangible assets	(209)	(753)
Payments for strategic investments, net	(87)	(1,376)
Other	313	(321)
Cash used in investing activities	(36,504)	(38,580)
Financing activities:
Proceeds from issuance of common stock	274	247
Excess tax benefits from equity awards	534	391
Payments for taxes related to net share settlement of equity awards	(1,646)	(1,361)
Payments for dividends and dividend equivalents	(9,499)	(9,058)
Repurchases of common stock	(25,105)	(23,696)
Proceeds from issuance of term debt, net	21,725	17,984
Repayments of term debt	(3,500)	(2,500)
Change in commercial paper, net	3,866	3,992
Cash used in financing activities	(13,351)	(14,001)
Increase/(Decrease) in cash and cash equivalents	(1,913)	(2,883)
Cash and cash equivalents, end of the period	$18,571	$18,237
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$9,752	$8,990
Cash paid for interest	$1,456	$892
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2017 Form 10-Q | 4

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store® and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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

Apple Inc. | Q3 2017 Form 10-Q | 5

The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Numerator:
Net income	$8,717	$7,796	$37,637	$36,673

Denominator:
Weighted-average shares outstanding	5,195,088	5,443,058	5,239,847	5,505,456
Effect of dilutive securities	38,411	29,723	34,547	30,475
Weighted-average diluted shares	5,233,499	5,472,781	5,274,394	5,535,931

Basic earnings per share	$1.68	$1.43	$7.18	$6.66
Diluted earnings per share	$1.67	$1.42	$7.14	$6.62
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of July 1, 2017 and September 24, 2016 (in millions):

	July 1, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,529	$—	$—	$8,529	$8,529	$—	$—

Level 1 (1):
Money market funds	3,088	—	—	3,088	3,088	—	—
Mutual funds	1,004	—	(118)	886	—	886	—
Subtotal	4,092	—	(118)	3,974	3,088	886	—

Level 2 (2):
U.S. Treasury securities	52,616	77	(230)	52,463	1,013	20,104	31,346
U.S. agency securities	5,328	3	(9)	5,322	2,255	1,774	1,293
Non-U.S. government securities	6,987	156	(50)	7,093	—	64	7,029
Certificates of deposit and time deposits	6,731	—	—	6,731	894	5,191	646
Commercial paper	5,187	—	—	5,187	2,683	2,504	—
Corporate securities	150,089	882	(312)	150,659	109	27,522	123,028
Municipal securities	938	3	(2)	939	—	127	812
Mortgage- and asset-backed securities	20,762	34	(177)	20,619	—	16	20,603
Subtotal	248,638	1,155	(780)	249,013	6,954	57,302	184,757

Total	$261,259	$1,155	$(898)	$261,516	$18,571	$58,188	$184,757

Apple Inc. | Q3 2017 Form 10-Q | 6

	September 24, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,601	$—	$—	$8,601	$8,601	$—	$—

Level 1 (1):
Money market funds	3,666	—	—	3,666	3,666	—	—
Mutual funds	1,407	—	(146)	1,261	—	1,261	—
Subtotal	5,073	—	(146)	4,927	3,666	1,261	—

Level 2 (2):
U.S. Treasury securities	41,697	319	(4)	42,012	1,527	13,492	26,993
U.S. agency securities	7,543	16	—	7,559	2,762	2,441	2,356
Non-U.S. government securities	7,609	259	(27)	7,841	110	818	6,913
Certificates of deposit and time deposits	6,598	—	—	6,598	1,108	3,897	1,593
Commercial paper	7,433	—	—	7,433	2,468	4,965	—
Corporate securities	131,166	1,409	(206)	132,369	242	19,599	112,528
Municipal securities	956	5	—	961	—	167	794
Mortgage- and asset-backed securities	19,134	178	(28)	19,284	—	31	19,253
Subtotal	222,136	2,186	(265)	224,057	8,217	45,410	170,430

Total	$235,810	$2,186	$(411)	$237,585	$20,484	$46,671	$170,430

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of July 1, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.
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

Apple Inc. | Q3 2017 Form 10-Q | 7

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
The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of July 1, 2017 are expected to be recognized within 10 years.
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
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three- and nine-month periods ended July 1, 2017, respectively, the Company recognized a loss of $77 million and a gain of $129 million in net sales, gains of $12 million and $91 million in cost of sales and gains of $49 million and $481 million in other income/(expense), net.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of July 1, 2017 and September 24, 2016 (in millions):

	July 1, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$485	$242	$727
Interest rate contracts	$253	$—	$253

Derivative liabilities (2):
Foreign exchange contracts	$842	$362	$1,204
Interest rate contracts	$264	$—	$264

Apple Inc. | Q3 2017 Form 10-Q | 8

	September 24, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$518	$153	$671
Interest rate contracts	$728	$—	$728

Derivative liabilities (2):
Foreign exchange contracts	$935	$134	$1,069
Interest rate contracts	$7	$—	$7

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(143)	$(170)	$1,267	$18
Interest rate contracts	(2)	(11)	7	(53)
Total	$(145)	$(181)	$1,274	$(35)

Net investment hedges:
Foreign currency debt	$16	$(128)	$53	$(205)

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$585	$142	$1,418	$1,325
Interest rate contracts	—	(3)	(3)	(10)
Total	$585	$139	$1,415	$1,315

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$185	$345	$(737)	$484

Gains/(Losses) related to hedged items:
Fair value hedges:
Fixed-rate debt	$(185)	$(345)	$737	$(484)

Apple Inc. | Q3 2017 Form 10-Q | 9

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of July 1, 2017 and September 24, 2016 (in millions):

	July 1, 2017		September 24, 2016
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$43,700	$485	$44,678	$518
Interest rate contracts	$31,500	$253	$24,500	$728

Instruments not designated as accounting hedges:
Foreign exchange contracts	$48,774	$242	$54,305	$153
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of July 1, 2017, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $162 million, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 24, 2016, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $163 million, which was recorded as accrued expenses in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of July 1, 2017 and September 24, 2016, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.3 billion and $1.5 billion, respectively, resulting in a net derivative liability of $326 million and a net derivative asset of $160 million, respectively.
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
The Company had no customers that individually represented 10% or more of total trade receivables as of July 1, 2017. As of September 24, 2016, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 46% and 63% of total trade receivables as of July 1, 2017 and September 24, 2016, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of July 1, 2017, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 39%, 19% and 16%. As of September 24, 2016, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 47% and 21%.

Apple Inc. | Q3 2017 Form 10-Q | 10

Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of July 1, 2017 and September 24, 2016 (in millions):
Property, Plant and Equipment, Net

	July 1, 2017	September 24, 2016
Land and buildings	$12,529	$10,185
Machinery, equipment and internal-use software	49,491	44,543
Leasehold improvements	6,961	6,517
Gross property, plant and equipment	68,981	61,245
Accumulated depreciation and amortization	(39,695)	(34,235)
Total property, plant and equipment, net	$29,286	$27,010
Other Non-Current Liabilities

	July 1, 2017	September 24, 2016
Deferred tax liabilities	$30,191	$26,019
Other non-current liabilities	8,407	10,055
Total other non-current liabilities	$38,598	$36,074
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Interest and dividend income	$1,327	$1,036	$3,833	$2,963
Interest expense	(602)	(409)	(1,657)	(1,006)
Other expense, net	(185)	(263)	(228)	(1,036)
Total other income/(expense), net	$540	$364	$1,948	$921
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses. The following table summarizes the components of acquired intangible asset balances as of July 1, 2017 and September 24, 2016 (in millions):

	July 1, 2017			September 24, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,358	$(5,014)	$2,344	$8,912	$(5,806)	$3,106
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$7,458	$(5,014)	$2,444	$9,012	$(5,806)	$3,206

Apple Inc. | Q3 2017 Form 10-Q | 11

Note 5 – Income Taxes
As of July 1, 2017, the Company recorded gross unrecognized tax benefits of $8.6 billion, of which $2.6 billion, if recognized, would affect the Company’s effective tax rate. As of September 24, 2016, the total amount of gross unrecognized tax benefits was $7.7 billion, of which $2.8 billion, if recognized, would have affected the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $1.3 billion and $1.0 billion of gross interest and penalties accrued as of July 1, 2017 and September 24, 2016, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by as much as $700 million.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. While the European Commission announced a recovery amount of up to €13 billion, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission’s guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of July 1, 2017 and September 24, 2016, the Company had $12.0 billion and $8.1 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 1.01% as of July 1, 2017 and 0.45% as of September 24, 2016.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended July 1, 2017 and June 25, 2016 (in millions):

	Nine Months Ended
	July 1, 2017	June 25, 2016
Maturities less than 90 days:
Proceeds from/(Repayments of) commercial paper, net	$(143)	$4,154

Maturities greater than 90 days:
Proceeds from commercial paper	12,633	1,846
Repayments of commercial paper	(8,624)	(2,008)
Proceeds from/(Repayments of) commercial paper, net	4,009	(162)

Total change in commercial paper, net	$3,866	$3,992

Apple Inc. | Q3 2017 Form 10-Q | 12

Term Debt
As of July 1, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $96.6 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated and Japanese yen-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of July 1, 2017 and September 24, 2016:

	Maturities			July 1, 2017				September 24, 2016
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018		2018	$2,000	1.10%		1.10%	$2,000	1.10%		1.10%
Fixed-rate 1.000% – 3.850% notes	2018	–	2043	12,500	1.08%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2019	–	2019	1,000	1.48%		1.48%	2,000	0.86%	–	1.09%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	1.48%	–	4.48%	10,000	0.85%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,532	1.43%	–	1.87%	1,781	0.87%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,259	0.28%	–	4.51%	25,144	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	1.31%	–	2.32%	1,350	0.91%	–	1.95%
Fixed-rate 1.100% – 4.650% notes	2018	–	2046	23,610	1.13%	–	4.78%	23,609	1.13%	–	4.58%

Second quarter 2017 debt issuance of $10.0 billion:
Floating-rate notes			2019	500			1.26%	—			—%
Floating-rate notes			2020	500			1.38%	—			—%
Floating-rate notes			2022	1,000			1.68%	—			—%
Fixed-rate 1.550% notes			2019	500			1.59%	—			—%
Fixed-rate 1.900% notes			2020	1,000			1.38%	—			—%
Fixed-rate 2.500% notes			2022	1,500			1.67%	—			—%
Fixed-rate 3.000% notes			2024	1,750			1.98%	—			—%
Fixed-rate 3.350% notes			2027	2,250			2.12%	—			—%
Fixed-rate 4.250% notes			2047	1,000			4.26%	—			—%

Second quarter 2017 debt issuance of $1.0 billion:
Fixed-rate 4.300% notes			2047	1,000			4.30%	—			—%

Third quarter 2017 debt issuance of $7.0 billion:
Floating-rate notes			2020	500			1.25%	—			—%
Floating-rate notes			2022	750			1.53%	—			—%
Fixed-rate 1.800% notes			2020	1,000			1.84%	—			—%
Fixed-rate 2.300% notes			2022	1,000			2.34%	—			—%
Fixed-rate 2.850% notes			2024	1,750			2.16%	—			—%
Fixed-rate 3.200% notes			2027	2,000			2.34%	—			—%

Third quarter 2017 euro-denominated debt issuance of €2.5 billion:
Fixed-rate 0.875% notes			2025	1,419			3.03%	—			—%
Fixed-rate 1.375% notes			2029	1,419			3.37%	—			—%

Third quarter 2017 debt issuance of $1.0 billion:
Fixed-rate 3.000% notes			2027	1,000			3.03%	—			—%
Total term debt				96,589				78,384
Unamortized premium/(discount) and issuance costs, net				(210)				(174)
Hedge accounting fair value adjustments				(20)				717
Less: Current portion of long-term debt				(6,495)				(3,500)
Total long-term debt				$89,864				$75,427

Apple Inc. | Q3 2017 Form 10-Q | 13

To manage interest rate risk on certain of its fixed-rate notes issued during the third quarter of 2017 and maturing in 2024 and 2027, the Company entered into interest rate swaps with an aggregate notional amount of $2.75 billion, which effectively converted the fixed interest rates on a portion of these notes to floating interest rates. The Company also hedged its entire third quarter 2017 issuance of €2.5 billion of euro-denominated notes by entering into foreign currency swaps to effectively convert these notes to U.S. dollar-denominated notes.
To manage interest rate risk on certain of its fixed-rate notes issued during the second quarter of 2017 and maturing in 2020, 2022, 2024 and 2027, the Company entered into interest rate swaps with an aggregate notional amount of $6.5 billion, which effectively converted the fixed interest rates on these notes to floating interest rates.
A portion of the Company’s Japanese yen-denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. The foreign currency transaction gain or loss on the Japanese yen-denominated debt designated as a hedge is recorded in OCI as a part of the cumulative translation adjustment. As of July 1, 2017 and September 24, 2016, the carrying value of the debt designated as a net investment hedge was $1.5 billion and $1.9 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $574 million and $1.6 billion of interest expense on its term debt for the three- and nine-month periods ended July 1, 2017, respectively. The Company recognized $393 million and $975 million of interest expense on its term debt for the three- and nine-month periods ended June 25, 2016, respectively.
As of July 1, 2017 and September 24, 2016, the fair value of the Company’s Notes, based on Level 2 inputs, was $98.3 billion and $81.7 billion, respectively.
Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2017:
Third quarter	$0.63	$3,281
Second quarter	0.57	2,988
First quarter	0.57	3,042
Total cash dividends declared and paid	$1.77	$9,311

2016:
Fourth quarter	$0.57	$3,071
Third quarter	0.57	3,117
Second quarter	0.52	2,879
First quarter	0.52	2,898
Total cash dividends declared and paid	$2.18	$11,965
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
In May 2017, the Company’s Board of Directors increased the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock, of which $158 billion had been utilized as of July 1, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apple Inc. | Q3 2017 Form 10-Q | 14

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
The following table shows the Company’s ASR activity and related information during the nine months ended July 1, 2017 and the year ended September 24, 2016:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
May 2017 ASR	August 2017	15,598	(1)	(1)	$3,000
February 2017 ASR	May 2017	20,949	(2)	$143.20	$3,000
November 2016 ASR	February 2017	51,157		$117.29	$6,000
August 2016 ASR	November 2016	26,850		$111.73	$3,000
May 2016 ASR	August 2016	60,452		$99.25	$6,000
November 2015 ASR	April 2016	29,122		$103.02	$3,000

(1)
“Number of Shares” represents those shares delivered at the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. The May 2017 ASR purchase period will end in August 2017.

(2)
Includes 17.5 million shares delivered and retired at the beginning of the purchase period, which began in the second quarter of 2017 and 3.4 million shares delivered and retired at the end of the purchase period, which concluded in the third quarter of 2017.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2017:
Third quarter	30,356	$148.24	$4,500
Second quarter	31,070	$128.74	4,001
First quarter	44,333	$112.78	5,000
Total open market common stock repurchases	105,759		$13,501

2016:
Fourth quarter	28,579	$104.97	$3,000
Third quarter	41,238	$97.00	4,000
Second quarter	71,766	$97.54	7,000
First quarter	25,984	$115.45	3,000
Total open market common stock repurchases	167,567		$17,000
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

Apple Inc. | Q3 2017 Form 10-Q | 15

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(148)	$(131)	$(657)	$(785)
	Cost of sales	(73)	106	(630)	(419)
	Other income/(expense), net	(364)	(112)	(127)	(123)
Interest rate contracts	Other income/(expense), net	—	3	3	10
		(585)	(134)	(1,411)	(1,317)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(48)	(20)	(37)	129
Total amounts reclassified from AOCI		$(633)	$(154)	$(1,448)	$(1,188)
The following table shows the changes in AOCI by component for the nine months ended July 1, 2017 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balance at September 24, 2016	$(578)	$38	$1,174	$634
Other comprehensive income/(loss) before reclassifications	(38)	1,271	(1,516)	(283)
Amounts reclassified from AOCI	—	(1,411)	(37)	(1,448)
Tax effect	(3)	7	548	552
Other comprehensive income/(loss)	(41)	(133)	(1,005)	(1,179)
Balance at July 1, 2017	$(619)	$(95)	$169	$(545)
Note 9 – Benefit Plans
Stock Plans
The Company had 328.1 million shares reserved for future issuance under its stock plans as of July 1, 2017. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended July 1, 2017, Section 16 officers Angela Ahrendts, Timothy D. Cook, Luca Maestri, Daniel Riccio and Philip Schiller had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Apple Inc. | Q3 2017 Form 10-Q | 16

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended July 1, 2017 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Value (in millions)
Balance at September 24, 2016	99,089	$97.54
RSUs granted	48,000	$120.09
RSUs vested	(41,712)	$95.78
RSUs canceled	(4,779)	$106.75
Balance at July 1, 2017	100,598	$108.59	$14,488
RSUs that vested during the three- and nine-month periods ended July 1, 2017 had fair values of $2.8 billion and $5.4 billion, respectively, as of the vesting date. RSUs that vested during the three- and nine-month periods ended June 25, 2016 had fair values of $2.0 billion and $4.5 billion, respectively, as of the vesting date.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of sales	$216	$188	$662	$583
Research and development	566	479	1,730	1,413
Selling, general and administrative	411	387	1,274	1,184
Total share-based compensation expense	$1,193	$1,054	$3,666	$3,180
The income tax benefit related to share-based compensation expense was $380 million and $1.3 billion for the three- and nine-month periods ended July 1, 2017, respectively, and was $321 million and $1.1 billion for the three- and nine-month periods ended June 25, 2016, respectively. As of July 1, 2017, the total unrecognized compensation cost related to outstanding RSUs, restricted stock and stock options was $9.0 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Beginning accrued warranty and related costs	$4,735	$4,985	$3,702	$4,780
Cost of warranty claims	(932)	(1,110)	(3,300)	(3,507)
Accruals for product warranty	496	380	3,897	2,982
Ending accrued warranty and related costs	$4,299	$4,255	$4,299	$4,255
Agreements entered into by the Company sometimes include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
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

Apple Inc. | Q3 2017 Form 10-Q | 17

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers of the Company and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. While the Company maintains directors and officers liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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
Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. As of July 1, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $8.5 billion. The Company’s retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
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

Apple Inc. | Q3 2017 Form 10-Q | 18

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

Apple Inc. | Q3 2017 Form 10-Q | 19

The following table shows information by reportable operating segment for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Americas:
Net sales	$20,376	$17,963	$73,501	$66,384
Operating income	$6,420	$5,453	$23,582	$21,587

Europe:
Net sales	$10,675	$9,643	$41,929	$39,110
Operating income	$2,984	$2,666	$12,571	$12,047

Greater China:
Net sales	$8,004	$8,848	$34,963	$39,707
Operating income	$3,002	$3,415	$13,402	$15,809

Japan:
Net sales	$3,624	$3,529	$13,875	$12,604
Operating income	$1,624	$1,435	$6,334	$5,605

Rest of Asia Pacific:
Net sales	$2,729	$2,375	$12,387	$10,982
Operating income	$892	$753	$4,430	$3,880
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Segment operating income	$14,922	$13,722	$60,319	$58,928
Research and development expense	(2,937)	(2,560)	(8,584)	(7,475)
Other corporate expenses, net	(1,217)	(1,057)	(3,511)	(3,190)
Total operating income	$10,768	$10,105	$48,224	$48,263

Apple Inc. | Q3 2017 Form 10-Q | 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store® and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Business Strategy
The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Digital Content and Services, which allows customers to discover and download digital content, iOS, Mac, Apple Watch and Apple TV applications, and books through either a Mac or Windows personal computer or through iPhone, iPad and iPod touch® devices (“iOS devices”), Apple TV and Apple Watch. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products, services and technologies.

Apple Inc. | Q3 2017 Form 10-Q | 21

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
Third Quarter Fiscal 2017 Highlights
Net sales increased 7% or $3.1 billion during the third quarter of 2017 compared to the same quarter in 2016, primarily driven by growth in Services, iPhone and Other Products. The year-over-year increase in net sales reflected growth in each of the geographic operating segments, with the exception of Greater China. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the third quarter of 2017 compared to the same quarter in 2016.
During the third quarter of 2017, the Company began shipping a new 10.5-inch iPad Pro® and an updated 12.9-inch iPad Pro, as well as updated versions of iMac®, MacBook®, MacBook Air® and MacBook® Pro computers. The Company also previewed its new iMac Pro™ and HomePod™ wireless speaker, both of which are expected to be available in December 2017. Additionally, the Company announced updates to its operating systems iOS 11, macOS High Sierra and watchOS 4, all of which are expected to be available in the fall of 2017.
The Company utilized $7.5 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.4 billion during the third quarter of 2017. Additionally, the Company issued $8.0 billion of U.S. dollar-denominated and €2.5 billion of euro-denominated long-term debt.

Apple Inc. | Q3 2017 Form 10-Q | 22

Sales Data
The following table shows net sales by operating segment and net sales and unit sales by product for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net Sales by Operating Segment:
Americas	$20,376	$17,963	13%	$73,501	$66,384	11%
Europe	10,675	9,643	11%	41,929	39,110	7%
Greater China	8,004	8,848	(10)%	34,963	39,707	(12)%
Japan	3,624	3,529	3%	13,875	12,604	10%
Rest of Asia Pacific	2,729	2,375	15%	12,387	10,982	13%
Total net sales	$45,408	$42,358	7%	$176,655	$168,787	5%

Net Sales by Product:
iPhone (1)	$24,846	$24,048	3%	$112,473	$108,540	4%
iPad (1)	4,969	4,876	2%	14,391	16,373	(12)%
Mac (1)	5,592	5,239	7%	18,680	17,092	9%
Services (2)	7,266	5,976	22%	21,479	18,023	19%
Other Products (1)(3)	2,735	2,219	23%	9,632	8,759	10%
Total net sales	$45,408	$42,358	7%	$176,655	$168,787	5%

Unit Sales by Product:
iPhone	41,026	40,399	2%	170,079	166,371	2%
iPad	11,424	9,950	15%	33,427	36,323	(8)%
Mac	4,292	4,252	1%	13,865	13,598	2%
(1)Includes deferrals and amortization of related software upgrade rights and non-software services.
(2)Includes revenue from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services.
(3)Includes sales of Apple TV, Apple Watch, Beats® products, iPod and Apple-branded and third-party accessories.

Apple Inc. | Q3 2017 Form 10-Q | 23

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$24,846	$24,048	3%	$112,473	$108,540	4%
Percentage of total net sales	55%	57%		64%	64%
Unit sales	41,026	40,399	2%	170,079	166,371	2%
iPhone net sales increased during the third quarter and first nine months of 2017 compared to the same periods in 2016 due to higher iPhone unit sales and a different mix of iPhones with higher average selling prices. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on iPhone net sales during the third quarter and first nine months of 2017 compared to the same periods in 2016.
iPad
The following table presents iPad net sales and unit sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$4,969	$4,876	2%	$14,391	$16,373	(12)%
Percentage of total net sales	11%	12%		8%	10%
Unit sales	11,424	9,950	15%	33,427	36,323	(8)%
iPad net sales increased during the third quarter of 2017 compared to the same period in 2016 due primarily to higher iPad unit sales, partially offset by lower iPad average selling prices. The year-over-year decrease in iPad net sales during the first nine months of 2017 was due primarily to lower iPad unit sales and a different mix of iPads with lower average selling prices. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on iPad net sales during the third quarter and first nine months of 2017 compared to the same periods in 2016.
Mac
The following table presents Mac net sales and unit sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$5,592	$5,239	7%	$18,680	$17,092	9%
Percentage of total net sales	12%	12%		11%	10%
Unit sales	4,292	4,252	1%	13,865	13,598	2%
Mac net sales increased during the third quarter and first nine months of 2017 compared to the same periods in 2016 due primarily to a different mix of Macs with higher average selling prices, including the new MacBook Pro introduced in the first quarter of 2017, and to a lesser extent higher Mac unit sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Mac net sales during the third quarter and first nine months of 2017 compared to the same periods in 2016.

Apple Inc. | Q3 2017 Form 10-Q | 24

Services
The following table presents Services net sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$7,266	$5,976	22%	$21,479	$18,023	19%
Percentage of total net sales	16%	14%		12%	11%
The increase in Services net sales in the third quarter and first nine months of 2017 compared to the same periods in 2016 was due primarily to growth from the App Store and licensing sales.
Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as India, the Middle East and Africa. The Greater China segment includes China, Hong Kong and Taiwan. The Rest of Asia Pacific segment includes Australia and those Asian countries not included in the Company’s other reportable operating segments. Although the reportable operating segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable operating segments can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”
Americas
The following table presents Americas net sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$20,376	$17,963	13%	$73,501	$66,384	11%
Percentage of total net sales	45%	42%		42%	39%
Americas net sales increased during the third quarter of 2017 compared to the same period in 2016 due primarily to higher net sales of iPhone, Services and Other Products. The year-over-year increase in Americas net sales during the first nine months of 2017 was due primarily to higher net sales of iPhone and Services.
Europe
The following table presents Europe net sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$10,675	$9,643	11%	$41,929	$39,110	7%
Percentage of total net sales	24%	23%		24%	23%
Europe net sales increased during the third quarter and first nine months of 2017 compared to the same periods in 2016 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the third quarter and first nine months of 2017 compared to the same periods in 2016.

Apple Inc. | Q3 2017 Form 10-Q | 25

Greater China
The following table presents Greater China net sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$8,004	$8,848	(10)%	$34,963	$39,707	(12)%
Percentage of total net sales	18%	21%		20%	24%
Greater China net sales decreased during the third quarter and first nine months of 2017 compared to the same periods in 2016 due primarily to lower net sales of iPhone, partially offset by growth in net sales of Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the third quarter and first nine months of 2017 compared to the same periods in 2016.
Japan
The following table presents Japan net sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$3,624	$3,529	3%	$13,875	$12,604	10%
Percentage of total net sales	8%	8%		8%	7%
Japan net sales increased during the third quarter of 2017 compared to the same period in 2016 due primarily to higher net sales of Services and iPad, partially offset by lower net sales of iPhone. The year-over-year increase in Japan net sales during the first nine months of 2017 was due primarily to the growth in net sales of Services and iPhone. The strength in the Japanese yen relative to the U.S. dollar had a favorable impact on Japan net sales during the first nine months of 2017 compared to the same period in 2016.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Net sales	$2,729	$2,375	15%	$12,387	$10,982	13%
Percentage of total net sales	6%	6%		7%	7%
Rest of Asia Pacific net sales increased during the third quarter and first nine months of 2017 compared to the same periods in 2016 due primarily to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2017 compared to the same periods in 2016.

Apple Inc. | Q3 2017 Form 10-Q | 26

Gross Margin
Gross margin for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$45,408	$42,358	$176,655	$168,787
Cost of sales	27,920	26,252	108,400	102,337
Gross margin	$17,488	$16,106	$68,255	$66,450
Gross margin percentage	38.5%	38.0%	38.6%	39.4%
Gross margin percentage increased during the third quarter of 2017 compared to the same quarter of 2016 driven primarily by a favorable shift in mix to Services, partially offset by higher product cost structures. The year-over-year decrease in gross margin percentage during the first nine months of 2017 was due primarily to higher product cost structures, partially offset by a favorable mix of products and services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on gross margin percentage during the third quarter and first nine months of 2017 compared to the same periods in 2016.
The Company anticipates gross margin percentage during the fourth quarter of 2017 to be between 37.5% and 38.0%. The foregoing statement regarding the Company’s expected gross margin percentage in the fourth quarter of 2017 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry-wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.
Operating Expenses
Operating expenses for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Research and development	$2,937	$2,560	$8,584	$7,475
Percentage of total net sales	6%	6%	5%	4%
Selling, general and administrative	$3,783	$3,441	$11,447	$10,712
Percentage of total net sales	8%	8%	6%	6%
Total operating expenses	$6,720	$6,001	$20,031	$18,187
Percentage of total net sales	15%	14%	11%	11%
Research and Development
The growth in R&D expense during the third quarter and first nine months of 2017 compared to the same periods in 2016 was driven primarily by an increase in headcount-related expenses to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter and first nine months of 2017 compared to the same periods in 2016 was driven primarily by an increase in headcount-related expenses and higher variable selling expenses.

Apple Inc. | Q3 2017 Form 10-Q | 27

Other Income/(Expense), Net
Other income/(expense), net for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2017	June 25, 2016	Change	July 1, 2017	June 25, 2016	Change
Interest and dividend income	$1,327	$1,036		$3,833	$2,963
Interest expense	(602)	(409)		(1,657)	(1,006)
Other expense, net	(185)	(263)		(228)	(1,036)
Total other income/(expense), net	$540	$364	48%	$1,948	$921	112%
The increase in other income/(expense), net during the third quarter and first nine months of 2017 compared to the same periods in 2016 was due primarily to higher interest income and the favorable impact of foreign exchange-related items, partially offset by higher interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.03% and 1.77% in the third quarter of 2017 and 2016, respectively, and 1.96% and 1.72% in the first nine months of 2017 and 2016, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the three- and nine-month periods ended July 1, 2017 and June 25, 2016 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Provision for income taxes	$2,591	$2,673	$12,535	$12,511
Effective tax rate	22.9%	25.5%	25.0%	25.4%
The Company’s effective tax rates during the third quarter and first nine months of 2017 and 2016 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rates during the third quarter and first nine months of 2017 compared to the same periods in 2016 were due to higher U.S. R&D credits, in part as a result of the resolution of the U.S. Internal Revenue Service (“IRS”) audit of years 2010 through 2012.
The IRS concluded its review of the years 2010 through 2012 during the third quarter of 2017. All years prior to 2013 are closed, and the IRS is currently examining the years 2013 through 2015. The Company is subject to audits by federal, state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. While the European Commission announced a recovery amount of up to €13 billion, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission’s guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.

Apple Inc. | Q3 2017 Form 10-Q | 28

Recent Accounting Pronouncements
Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company will adopt ASU 2016-18 in its first quarter of 2019 utilizing the retrospective adoption method. Currently, the Company’s restricted cash balance is not significant.
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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The Company will adopt ASU 2016-09 in its first quarter of 2018. Currently, excess tax benefits or deficiencies from the Company’s equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company will use a modified retrospective adoption approach. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates recording lease assets and liabilities in excess of $8.5 billion on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt ASU 2016-01 in its first quarter of 2019 utilizing the modified retrospective adoption method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective adoption method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Apple Inc. | Q3 2017 Form 10-Q | 29

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
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company plans to adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective adoption method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of July 1, 2017 and September 24, 2016 and for the first nine months of 2017 and 2016 (in millions):

	July 1, 2017	September 24, 2016
Cash, cash equivalents and marketable securities	$261,516	$237,585
Property, plant and equipment, net	$29,286	$27,010
Commercial paper	$11,980	$8,105
Total term debt	$96,359	$78,927
Working capital	$31,573	$27,863

	Nine Months Ended
	July 1, 2017	June 25, 2016
Cash generated by operating activities	$47,942	$49,698
Cash used in investing activities	$(36,504)	$(38,580)
Cash used in financing activities	$(13,351)	$(14,001)
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
As of July 1, 2017 and September 24, 2016, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $246.0 billion and $216.0 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. In connection with the State Aid Decision, the European Commission announced a recovery amount of up to €13 billion, plus interest. The actual amount of additional taxes subject to recovery is to be calculated by Ireland in accordance with the European Commission’s guidance. Once the recovery amount is computed by Ireland, the Company anticipates funding it, including interest, out of foreign cash into escrow, where it will remain pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
During the nine months ended July 1, 2017, cash generated by operating activities of $47.9 billion was a result of $37.6 billion of net income, non-cash adjustments to net income of $16.0 billion and a decrease in the net change in operating assets and liabilities of $5.7 billion, which included a one-time payment of $1.9 billion related to a multi-year license agreement. Cash used in investing activities of $36.5 billion during the nine months ended July 1, 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.7 billion and cash used to acquire property, plant and equipment of $8.6 billion. Cash used in financing activities of $13.4 billion during the nine months ended July 1, 2017 consisted primarily of cash used to repurchase common stock of $25.1 billion, cash used to pay dividends and dividend equivalents of $9.5 billion and cash used to repay term debt of $3.5 billion, partially offset by proceeds from the issuance of term debt, net of $21.7 billion and proceeds from commercial paper, net of $3.9 billion.

Apple Inc. | Q3 2017 Form 10-Q | 30

During the nine months ended June 25, 2016, cash generated by operating activities of $49.7 billion was a result of $36.7 billion of net income, non-cash adjustments to net income of $16.7 billion and a decrease in the net change in operating assets and liabilities of $3.7 billion. Cash used in investing activities of $38.6 billion during the nine months ended June 25, 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.2 billion and cash used to acquire property, plant and equipment of $8.8 billion. Cash used in financing activities of $14.0 billion during the nine months ended June 25, 2016 consisted primarily of cash used to repurchase common stock of $23.7 billion, cash used to pay dividends and dividend equivalents of $9.1 billion and cash used to repay term debt of $2.5 billion, partially offset by proceeds from the issuance of term debt, net of $18.0 billion and proceeds from commercial paper, net of $4.0 billion.
Capital Assets
The Company’s capital expenditures were $8.5 billion during the first nine months of 2017. The Company anticipates utilizing approximately $15.0 billion for capital expenditures during 2017, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of July 1, 2017, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 1.01% and maturities generally less than nine months.
As of July 1, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $96.6 billion (collectively the “Notes”). During the third quarter of 2017, the Company repaid $3.5 billion of its Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
In May 2017, the Company’s Board of Directors increased the total capital return program from $250 billion to $300 billion, which included an increase in the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock. Additionally, the Company announced that the Board of Directors raised the Company’s quarterly cash dividend from $0.57 to $0.63 per share, beginning with the dividend paid during the third quarter of 2017. The Company intends to increase its dividend on an annual basis subject to declaration by the Board of Directors.
As of July 1, 2017, $158 billion of the share repurchase program had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through July 1, 2017 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q3 2017	$3,365	$3,000	$4,500	$858	$11,723
Q2 2017	3,004	3,000	4,001	159	10,164
Q1 2017	3,130	6,000	5,000	629	14,759
2016	12,150	12,000	17,000	1,570	42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$57,388	$64,950	$93,527	$7,011	$222,876

Apple Inc. | Q3 2017 Form 10-Q | 31

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
Operating Leases
As of July 1, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $8.5 billion. The Company’s retail store and other facility leases are typically for terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of July 1, 2017, the Company expects to pay $23.4 billion under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consisted of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services and other obligations. As of July 1, 2017, the Company had other purchase obligations of $9.0 billion.
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of July 1, 2017, the Company had non-current deferred tax liabilities of $30.2 billion, gross unrecognized tax benefits of $8.6 billion and an additional $1.3 billion for gross interest and penalties.
Indemnification
Agreements entered into by the Company sometimes include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
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
The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers of the Company and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. While the Company maintains directors and officers liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Apple Inc. | Q3 2017 Form 10-Q | 32

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
There have been no material changes to the Company’s market risk during the first nine months of 2017. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2016 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of July 1, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q3 2017 Form 10-Q | 33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2016 Form 10-K and in Part II, Item 1A of the Forms 10-Q for the quarters ended December 31, 2016 and April 1, 2017, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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
In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be tightening in the credit markets, low liquidity and extreme volatility in fixed income, credit, currency and equity markets. This could have a number of effects on the Company’s business, including the insolvency or financial instability of outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products, resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products; failure of derivative counterparties and other financial institutions; and restrictions on the Company’s ability to issue new debt. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; changes in interest rates; increases or decreases in cash balances; volatility in foreign exchange rates; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

Apple Inc. | Q3 2017 Form 10-Q | 34

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

Apple Inc. | Q3 2017 Form 10-Q | 35

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
The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its provisions related to inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.
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

Apple Inc. | Q3 2017 Form 10-Q | 36

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
The Company sells complex hardware and software products and services that can contain design and manufacturing defects. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. The Company’s online services may from time to time experience outages, service slowdowns or errors. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the hardware, software and services it sells. Failure to do so could result in lost revenue, significant warranty and other expenses and harm to the Company’s reputation.
The Company relies on access to third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.
The Company contracts with numerous third parties to offer their digital content to customers. This includes the right to sell currently available music, movies, TV shows and books. The licensing or other distribution arrangements with these third parties are for relatively short terms and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license or otherwise distribute their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make third-party digital content available, or to make such content available on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.
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

Apple Inc. | Q3 2017 Form 10-Q | 37

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
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not yet been fully resolved, and new claims may arise in the future. In addition, agreements entered into by the Company sometimes include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party.
Claims against the Company based on allegations of patent infringement or other violations of intellectual property rights have generally increased over time and may continue to increase. In particular, the Company has historically faced a significant number of patent claims relating to its cellular-enabled products, and new claims may arise in the future. For example, technology and other patent-holding companies frequently assert their patents and seek royalties and often enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into licensing agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses.
In management’s opinion, there is not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights. However, the outcome of litigation is inherently uncertain.

Apple Inc. | Q3 2017 Form 10-Q | 38

Although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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
The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect the Company’s brand, international growth efforts and business.
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

Apple Inc. | Q3 2017 Form 10-Q | 39

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
The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could, among other things, prevent access to the Company’s online stores and services, preclude retail store transactions, compromise Company or customer data, and result in delayed or canceled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting.
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

Apple Inc. | Q3 2017 Form 10-Q | 40

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
The Company makes statements about its use and disclosure of PII through its privacy policy, information provided on its website and press statements. Any failure by the Company to comply with these public statements or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by governmental entities or others. In addition to reputational impacts, penalties could include ongoing audit requirements and significant legal liability.
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
War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by, among others, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. While the Company’s suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company’s business and harm to the Company’s reputation. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s R&D activities, its corporate headquarters, information technology systems and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Apple Inc. | Q3 2017 Form 10-Q | 41

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
Given the global nature of its business, the Company has both domestic and international investments. Credit ratings and pricing of the Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant realized losses.

Apple Inc. | Q3 2017 Form 10-Q | 42

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of July 1, 2017, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
The Company is also subject to the examination of its tax returns and other tax matters by the IRS and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition, operating results and cash flows could be adversely affected.

Apple Inc. | Q3 2017 Form 10-Q | 43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended July 1, 2017 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2017 to May 6, 2017:
Open market and privately negotiated purchases	6,968		$143.52	6,968

May 7, 2017 to June 3, 2017:
February 2017 ASR	3,422		(2)	3,422
May 2017 ASR	15,598	(3)	(3)	15,598	(3)
Open market and privately negotiated purchases	10,650		$153.65	10,650

June 4, 2017 to July 1, 2017:
Open market and privately negotiated purchases	12,738		$146.31	12,738
Total	49,376					$51,523

(1)
In May 2017, the Company’s Board of Directors increased the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock, of which $158 billion had been utilized as of July 1, 2017. The remaining $52 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of July 1, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In February 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $3.0 billion of the Company’s common stock. In May 2017, the purchase period for this ASR ended and an additional 3.4 million shares were delivered and retired. In total, 20.9 million shares were delivered under this ASR at an average repurchase price of $143.20.

(3)
In May 2017, the Company entered into a new ASR to purchase up to $3.0 billion of the Company’s common stock. In exchange for an up-front payment of $3.0 billion, the financial institution party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in August 2017. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q3 2017 Form 10-Q | 44

Item 6.	Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.2	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.3	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

Apple Inc. | Q3 2017 Form 10-Q | 45

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2017	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President,
Chief Financial Officer

Apple Inc. | Q3 2017 Form 10-Q | 46