Form 10-K
period 2017-09-30
APPLE INC
filed 2017-11-03
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or
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
1.000% Notes due 2022
1.375% Notes due 2024
0.875% Notes due 2025
1.625% Notes due 2026
2.000% Notes due 2027
1.375% Notes due 2029
3.050% Notes due 2029
3.600% Notes due 2042

The Nasdaq Stock Market LLC
New York Stock Exchange LLC
New York Stock Exchange LLC
New York Stock Exchange LLC
New York Stock Exchange LLC
New York Stock Exchange LLC
New York Stock Exchange LLC
New York Stock Exchange LLC
New York Stock Exchange LLC

(Title of each class)	(Name of each exchange on which registered)
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $747,509,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
5,134,312,000 shares of common stock were issued and outstanding as of October 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 30, 2017

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
Business Organization
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”

Apple Inc. | 2017 Form 10-K | 1

Products
iPhone
iPhone is the Company’s line of smartphones based on its iOS operating system. iPhone includes Siri®, a voice-activated intelligent assistant, and Apple Pay and Touch ID® on qualifying devices. In September 2017, the Company introduced iPhone 8 and 8 Plus, featuring a new glass and aluminum design, enhanced cameras and speakers, wireless charging and augmented reality optimization. Additionally, in September 2017, the Company announced iPhone X, featuring an all-glass design with a Super Retina™ OLED display and facial recognition. iPhone 8 and 8 Plus were available starting in September 2017, and iPhone X is expected to be available in November 2017. The Company’s line of smartphones also includes iPhone 7, 7 Plus, 6s, 6s Plus and SE models. iPhone works with the iTunes Store, App Store, iBooks Store and Apple Music for purchasing, organizing and playing digital content and apps.
iPad
iPad is the Company’s line of multi-purpose tablets based on its iOS operating system, which includes iPad Pro®, iPad and iPad mini™. iPad includes Siri, Apple Pay and Touch ID. In June 2017, the Company released a new 10.5-inch iPad Pro and an updated 12.9-inch iPad Pro with more advanced displays and enhanced performance. iPad works with the iTunes Store, App Store, iBooks Store and Apple Music for purchasing, organizing and playing digital content and apps.
Mac
Mac is the Company’s line of desktop and portable personal computers based on its macOS operating system. Mac includes Siri and Apple Pay and also includes Touch ID on qualifying devices. The Company’s desktop computers include iMac®, 21.5” iMac with Retina® 4K display, 27” iMac with Retina 5K display, Mac Pro® and Mac mini®. In June 2017, the Company announced the new iMac Pro™, which is expected to be available in December 2017. The Company’s portable computers include MacBook®, MacBook Air®, MacBook Pro® and MacBook Pro with Touch Bar™.
Operating Systems
iOS
iOS is the Company’s mobile operating system that serves as the foundation for iOS devices. Devices running iOS are compatible with both Mac and Windows personal computers and Apple’s iCloud services. In September 2017, the Company released iOS 11, which includes new iPad features, new capabilities to improve images in Photos and Camera, enhanced Siri functionality and a redesigned App Store. iOS 11 also introduces ARKit, an augmented reality framework for developers.
macOS
macOS is the Company’s desktop operating system and is built on an open-source UNIX-based foundation and provides an intuitive and integrated computer experience. Support for iCloud is built into macOS so users can access content and information from Mac, iOS devices and other supported devices and access downloaded content and apps from the iTunes Store. macOS High Sierra, released in September 2017, is the 14th major release of macOS and incorporates new storage, video and graphics technologies, and includes improvements to Photos, Safari® and Mail.
watchOS
watchOS is the Company’s operating system for Apple Watch. In September 2017, the Company released watchOS 4, which adds a proactive Siri watch face that displays the information users need most throughout the day, personalized activity coaching and a new music experience. watchOS 4 also includes an enhanced Workout app and introduces GymKit™, a technology platform that offers users connected workouts with cardio equipment.
tvOS
tvOS is the Company’s operating system for Apple TV. The tvOS operating system is based on the Company’s iOS platform and enables developers to create new apps and games specifically for Apple TV and deliver them to customers through the Apple TV App Store. tvOS incorporates Siri capabilities that allow searching across apps and services.

Apple Inc. | 2017 Form 10-K | 2

Application Software
The Company’s application software includes iWork® and various other software, including Final Cut Pro®, Logic Pro® X and FileMaker® Pro. iWork is the Company’s integrated productivity suite included with all Mac computers and is designed to help users create, present and publish documents through Pages®, presentations through Keynote® and spreadsheets through Numbers®. The Company also has Multi-Touch™ versions of iWork applications designed specifically for use on iOS devices, which are available as free downloads for all new iOS devices.
Services
Digital Content and Services
The iTunes Store, available for iOS devices, Mac and Windows personal computers and Apple TV, allows customers to purchase and download music and TV shows, rent or purchase movies and download free podcasts. The App Store, available for iOS devices, allows customers to discover and download apps and purchase in-app content. The Mac App Store, available for Mac computers, allows customers to discover, download and install Mac applications. The TV App Store allows customers access to apps and games specifically for Apple TV. The iBooks Store, available for iOS devices and Mac computers, features e-books from major and independent publishers. Apple Music offers users a curated listening experience with on-demand radio stations that evolve based on a user’s play or download activity and a subscription-based internet streaming service that also provides unlimited access to the Apple Music library.
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
AppleCare
The Company offers a range of support options for its customers. These include assistance that is built into software products, electronic product manuals, online support including comprehensive product information as well as technical assistance, the AppleCare® Protection Plan (“APP”) and AppleCare+ (“AC+”). APP and AC+ are fee-based services that extend the coverage of phone support eligibility and hardware warranty repairs. APP and AC+ offer additional coverage under some circumstances for instances of accidental damage and are available in certain countries for certain products.
Apple Pay
Apple Pay is the Company’s cashless payment service available in certain countries that offers an easy, secure and private way to pay. Apple Pay allows users to pay for purchases in participating stores accepting contactless payments and to pay for purchases within participating apps on qualifying devices. Apple Pay accepts credit and debit cards across major card networks and also supports reward programs and store-issued credit and debit cards. The Company expects to release an update to iOS 11 and watchOS 4 in fall 2017 that will allow peer-to-peer payments using Apple Pay.
Other Products
Accessories
The Company sells a variety of Apple-branded and third-party accessories, including Beats® products, headphones, displays, storage devices, and various other connectivity and computing products and supplies. In December 2016, the Company released AirPods®, new wireless headphones that interact with Siri. Additionally, in June 2017, the Company announced the HomePod™ wireless speaker and in September 2017, announced AirPower™, a new wireless charging accessory, which are expected to be available in December 2017 and calendar year 2018, respectively.
Apple TV
Apple TV connects to consumers’ TVs and enables them to access digital content directly for streaming video, playing music and games, and viewing photos. Content from Apple Music and other media services is also available on Apple TV. Apple TV allows streaming digital content from Mac and Windows personal computers through Home Share and from compatible Mac and iOS devices through AirPlay®. Apple TV runs on the Company’s tvOS operating system and is based on apps built for the television. Additionally, the Apple TV remote features Siri, allowing users to search and access content with their voice. In September 2017, the Company introduced Apple TV 4K, which supports 4K and High Dynamic Range content, providing customers with enhanced picture quality.

Apple Inc. | 2017 Form 10-K | 3

Apple Watch
Apple Watch is a personal electronic device that combines the watchOS user interface and technologies created specifically for a smaller device, including the Digital Crown™, a unique navigation tool that allows users to seamlessly scroll, zoom and navigate, and Force Touch, a technology that senses the difference between a tap and a press and allows users to access controls within apps. Apple Watch enables users to communicate in new ways from their wrist, track their health and fitness through activity and workout apps, and includes Siri and Apple Pay. In September 2017, the Company introduced Apple Watch Series 3, featuring health and fitness enhancements and built-in cellular capability on qualifying devices.
iPod touch
iPod touch, based on the Company’s iOS operating system, is a flash memory-based digital music and media player that works with the iTunes Store, App Store, iBooks Store and Apple Music for purchasing and playing digital content and apps.
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
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers and small and mid-sized businesses through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and value-added resellers. During 2017, the Company’s net sales through its direct and indirect distribution channels accounted for 28% and 72%, respectively, of total net sales.
The Company believes that sales of its innovative and differentiated products and services are enhanced by knowledgeable salespersons who can convey the value of the hardware and software integration and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers.
To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to build and improve its distribution capabilities by expanding the number of its own retail stores worldwide. The Company’s retail stores are typically located at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations the Company is better positioned to ensure a high-quality customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. The retail stores employ experienced and knowledgeable personnel who provide product advice, service and training, and offer a wide selection of third-party hardware, software and other accessories that complement the Company’s products.
The Company has also invested in programs to enhance reseller sales by placing high-quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of product expertise, integration and support services.
The Company is committed to delivering solutions to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement and has designed a range of products, services and programs to address the needs of education customers. The Company also supports mobile learning and real-time distribution of, and access to, education-related materials through iTunes U®, a platform that allows students and teachers to share and distribute educational media online. The Company sells its products to the education market through its direct sales force, select third-party resellers and its retail and online stores.

Apple Inc. | 2017 Form 10-K | 4

The Company also sells its hardware and software products to enterprise and government customers in each of its reportable segments. The Company’s products are deployed in these markets because of their performance, productivity, ease-of-use and seamless integration into information technology environments. The Company’s products are compatible with thousands of third-party business applications and services, and its tools enable the development and secure deployment of custom applications as well as remote device administration.
No single customer accounted for more than 10% of net sales in 2017, 2016 and 2015.
Competition
The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. Many of the Company’s competitors that sell mobile devices and personal computers based on other operating systems seek to compete primarily through aggressive pricing and very low cost structures. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features (including security features), relative price and performance, product quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support and corporate reputation.
The Company is focused on expanding its market opportunities related to personal computers and mobile communication and media devices. These markets are highly competitive and include many large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive price competition, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers and businesses.
The Company’s digital content services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services.
The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets in which it competes. The Company believes it offers superior innovation and integration of the entire solution including the hardware (iOS devices, Mac, Apple Watch and Apple TV), software (iOS, macOS, watchOS and tvOS), online services and distribution of digital content and applications (Digital Content and Services). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.
Supply of Components
Although most components essential to the Company’s business are generally available from multiple sources, a few components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.
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

Apple Inc. | 2017 Form 10-K | 5

Substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s manufacturing purchase obligations typically cover its requirements for periods up to 150 days.
Research and Development
Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and services, and to expand the range of its offerings through R&D, licensing of intellectual property and acquisition of third-party businesses and technology. Total R&D expense was $11.6 billion, $10.0 billion and $8.1 billion in 2017, 2016 and 2015, respectively.
Intellectual Property
The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its hardware devices, accessories, software and services. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the U.S. and a number of foreign countries. Although the Company believes the ownership of such intellectual property rights is an important factor in its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.
The Company regularly files patent applications to protect innovations arising from its research, development and design, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a large portfolio of issued patents, including utility patents, design patents and others. The Company also holds copyrights relating to certain aspects of its products and services. No single intellectual property right is solely responsible for protecting the Company’s products. The Company believes the duration of its intellectual property rights is adequate relative to the expected lives of its products.
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
Foreign and Domestic Operations and Geographic Data
During 2017, the Company’s domestic and international net sales accounted for 37% and 63%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”
Substantially all of the Company’s hardware products are currently manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland. The supply and manufacture of a number of components is performed by sole-sourced outsourcing partners in the U.S., Asia and Europe. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties. Information regarding concentration in the available sources of supply of materials and products is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies.”
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

Apple Inc. | 2017 Form 10-K | 6

Warranty
The Company offers a limited parts and labor warranty on its hardware products. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day limited warranty on the service parts used to repair the Company’s hardware products. In certain jurisdictions, local law requires that manufacturers guarantee their products for a period prescribed by statute, typically at least two years. In addition, where available, consumers may purchase APP or AC+, which extends service coverage on many of the Company’s hardware products.
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
Employees
As of September 30, 2017, the Company had approximately 123,000 full-time equivalent employees.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Apple Inc. | 2017 Form 10-K | 7

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
The Company’s products and services compete in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers.
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

Apple Inc. | 2017 Form 10-K | 8

The Company markets certain mobile communication and media devices based on the iOS mobile operating system and also markets related services, including third-party digital content and applications. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships; and the Company has a minority market share in the global smartphone market. Additionally, the Company faces significant competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company competes with business models that provide content to users for free. The Company also competes with illegitimate means to obtain third-party digital content and applications. Some of the Company’s competitors have greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve iOS and iOS devices in order to maintain their functional and design advantages.
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

Apple Inc. | 2017 Form 10-K | 9

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

Apple Inc. | 2017 Form 10-K | 10

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

Apple Inc. | 2017 Form 10-K | 11

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

Apple Inc. | 2017 Form 10-K | 12

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
The Company may be subject to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy and other continuity measures may be ineffective or inadequate, and the Company’s business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could adversely impact the Company’s business by, among other things, preventing access to the Company’s online services, interfering with customer transactions or impeding the manufacturing and shipping of the Company’s products. These events could materially adversely affect the Company’s reputation, financial condition and operating results.

Apple Inc. | 2017 Form 10-K | 13

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences.
The Company’s business requires it to use and store confidential information, including, among other things, personally identifiable information (“PII”) with respect to the Company’s customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information may still occur, which could materially adversely affect the Company’s reputation, financial condition and operating results.
The Company’s business also requires it to share confidential information with suppliers and other third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures may not be effective and losses or unauthorized access to or releases of confidential information may still occur, which could materially adversely affect the Company’s reputation, financial condition and operating results.
For example, the Company may experience a security breach impacting the Company’s information technology systems that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage supplier relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company.
Although malicious attacks perpetrated to gain access to confidential information, including PII, affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the value of the confidential information it creates, owns, manages, stores and processes.
The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, may result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
In addition to the risks relating to general confidential information described above, the Company may also be subject to specific obligations relating to health data and payment card data. Health data may be subject to additional privacy, security and breach notification requirements, and the Company may be subject to audit by governmental authorities regarding the Company’s compliance with these obligations. If the Company fails to adequately comply with these rules and requirements, or if health data is handled in a manner not permitted by law or under the Company’s agreements with healthcare institutions, the Company could be subject to litigation or government investigations, may be liable for associated investigatory expenses, and could also incur significant fees or fines.
Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.
While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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

Apple Inc. | 2017 Form 10-K | 14

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

Apple Inc. | 2017 Form 10-K | 15

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.
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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 30, 2017, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition, operating results and cash flows could be adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Apple Inc. | 2017 Form 10-K | 16

Item 2.	Properties
The Company’s headquarters are located in Cupertino, California. As of September 30, 2017, the Company owned 13.4 million square feet and leased 23.0 million square feet of building space, primarily in the U.S. Additionally, the Company owned a total of 4,928 acres of land, primarily in the U.S.
As of September 30, 2017, the Company owned facilities and land for corporate functions, R&D and data centers at various locations throughout the U.S. Outside the U.S., the Company owned additional facilities and land for various purposes.
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
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 4.	Mine Safety Disclosures
Not applicable.

Apple Inc. | 2017 Form 10-K | 17

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017 price range per share	$164.94 – $142.41	$156.65 – $140.06	$144.50 – $114.76	$118.69 – $104.08
2016 price range per share	$116.18 – $91.50	$112.39 – $89.47	$109.43 – $92.39	$123.82 – $105.57
Holders
As of October 20, 2017, there were 25,333 shareholders of record.
Dividends
The Company paid a total of $12.6 billion and $12.0 billion in dividends during 2017 and 2016, respectively, and expects to pay quarterly dividends of $0.63 per common share each quarter, subject to declaration by the Board of Directors. The Company also plans to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

Apple Inc. | 2017 Form 10-K | 18

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2017 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2017 to August 5, 2017:
Open market and privately negotiated purchases	10,076		$148.87	10,076

August 6, 2017 to September 2, 2017:
May 2017 ASR	4,510		(2)	4,510
August 2017 ASR	15,069	(3)	(3)	15,069	(3)
Open market and privately negotiated purchases	9,684		$160.06	9,684

September 3, 2017 to September 30, 2017:
Open market and privately negotiated purchases	9,313		$155.69	9,313
Total	48,652					$44,023

(1)
In May 2017, the Company’s Board of Directors increased the Company’s share repurchase authorization from $175 billion to $210 billion of the Company’s common stock, of which $166 billion had been utilized as of September 30, 2017. The remaining $44 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In May 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $3.0 billion of the Company’s common stock. In August 2017, the purchase period for this ASR ended and an additional 4.5 million shares were delivered and retired. In total, 20.1 million shares were delivered under this ASR at an average repurchase price of $149.20.

(3)
In August 2017, the Company entered into a new ASR to purchase up to $3.0 billion of the Company’s common stock. In exchange for an up-front payment of $3.0 billion, the financial institution party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in November 2017. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Apple Inc. | 2017 Form 10-K | 19

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 30, 2017. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 28, 2012. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on 9/28/12 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.
Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright© 2017 Dow Jones & Co. All rights reserved.

	September 2012	September 2013	September 2014	September 2015	September 2016	September 2017
Apple Inc.	$100	$74	$111	$128	$129	$179
S&P 500 Index	$100	$119	$143	$142	$164	$194
S&P Information Technology Index	$100	$107	$138	$141	$173	$223
Dow Jones U.S. Technology Supersector Index	$100	$105	$137	$137	$167	$214

Apple Inc. | 2017 Form 10-K | 20

Item 6.	Selected Financial Data
The information set forth below for the five years ended September 30, 2017, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2017	2016	2015	2014	2013
Net sales	$229,234	$215,639	$233,715	$182,795	$170,910
Net income	$48,351	$45,687	$53,394	$39,510	$37,037

Earnings per share:
Basic	$9.27	$8.35	$9.28	$6.49	$5.72
Diluted	$9.21	$8.31	$9.22	$6.45	$5.68

Cash dividends declared per share	$2.40	$2.18	$1.98	$1.82	$1.64

Shares used in computing earnings per share:
Basic	5,217,242	5,470,820	5,753,421	6,085,572	6,477,320
Diluted	5,251,692	5,500,281	5,793,069	6,122,663	6,521,634

Total cash, cash equivalents and marketable securities	$268,895	$237,585	$205,666	$155,239	$146,761
Total assets	$375,319	$321,686	$290,345	$231,839	$207,000
Commercial paper	$11,977	$8,105	$8,499	$6,308	$—
Total term debt (1)	$103,703	$78,927	$55,829	$28,987	$16,960
Other long-term obligations (2)	$40,415	$36,074	$33,427	$24,826	$20,208
Total liabilities	$241,272	$193,437	$170,990	$120,292	$83,451
Total shareholders’ equity	$134,047	$128,249	$119,355	$111,547	$123,549

(1)	Includes current and long-term portion of term debt.

(2)	Excludes non-current deferred revenue.

Apple Inc. | 2017 Form 10-K | 21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, Apple TV, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, iBooks Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Fiscal Period
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2017 included 53 weeks and ended on September 30, 2017. A 14th week was included in the first quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2016 and 2015 ended on September 24, 2016 and September 26, 2015, respectively, and spanned 52 weeks each.
Fiscal 2017 Highlights
Net sales increased 6% or $13.6 billion during 2017 compared to 2016, primarily driven by growth in Services, iPhone and Mac. The year-over-year increase in net sales reflected growth in each of the geographic operating segments, with the exception of Greater China. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during 2017 compared to 2016. In May 2017, the Company announced an increase to its capital return program by raising the expected total size of the program from $250 billion to $300 billion through March 2019. This included increasing its share repurchase authorization from $175 billion to $210 billion and raising its quarterly dividend from $0.57 to $0.63 per share beginning in May 2017. During 2017, the Company spent $33.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $12.8 billion. Additionally, the Company issued $24.0 billion of U.S. dollar-denominated term debt, €2.5 billion of euro-denominated term debt and C$2.5 billion of Canadian dollar-denominated term debt during 2017.
Fiscal 2016 Highlights
Net sales declined 8% or $18.1 billion during 2016 compared to 2015, primarily driven by a year-over-year decrease in iPhone net sales and the effect of weakness in most foreign currencies relative to the U.S. dollar, partially offset by an increase in Services. In April 2016, the Company announced an increase to its capital return program by raising the expected total size of the program from $200 billion to $250 billion through March 2018. This included increasing its share repurchase authorization from $140 billion to $175 billion and raising its quarterly dividend from $0.52 to $0.57 per share beginning in May 2016. During 2016, the Company spent $29.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $12.2 billion. Additionally, the Company issued $23.9 billion of U.S. dollar-denominated term debt and A$1.4 billion of Australian dollar-denominated term debt during 2016.

Apple Inc. | 2017 Form 10-K | 22

Sales Data
The following table shows net sales by operating segment and net sales and unit sales by product for 2017, 2016 and 2015 (dollars in millions and units in thousands):

	2017	Change	2016	Change	2015
Net Sales by Operating Segment:
Americas	$96,600	12%	$86,613	(8)%	$93,864
Europe	54,938	10%	49,952	(1)%	50,337
Greater China	44,764	(8)%	48,492	(17)%	58,715
Japan	17,733	5%	16,928	8%	15,706
Rest of Asia Pacific	15,199	11%	13,654	(10)%	15,093
Total net sales	$229,234	6%	$215,639	(8)%	$233,715

Net Sales by Product:
iPhone (1)	$141,319	3%	$136,700	(12)%	$155,041
iPad (1)	19,222	(7)%	20,628	(11)%	23,227
Mac (1)	25,850	13%	22,831	(10)%	25,471
Services (2)	29,980	23%	24,348	22%	19,909
Other Products (1)(3)	12,863	16%	11,132	11%	10,067
Total net sales	$229,234	6%	$215,639	(8)%	$233,715

Unit Sales by Product:
iPhone	216,756	2%	211,884	(8)%	231,218
iPad	43,753	(4)%	45,590	(17)%	54,856
Mac	19,251	4%	18,484	(10)%	20,587

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)
Includes revenue from Digital Content and Services, AppleCare, Apple Pay, licensing and other services. Services net sales in the fourth quarter of 2017 included a favorable one-time adjustment of $640 million due to a change in estimate based on the availability of additional supporting information.

(3)	Includes sales of Apple TV, Apple Watch, Beats products, iPod touch and Apple-branded and third-party accessories.

Apple Inc. | 2017 Form 10-K | 23

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for 2017, 2016 and 2015 (dollars in millions and units in thousands):

	2017	Change	2016	Change	2015
Net sales	$141,319	3%	$136,700	(12)%	$155,041
Percentage of total net sales	62%		63%		66%
Unit sales	216,756	2%	211,884	(8)%	231,218
iPhone net sales increased during 2017 compared to 2016 due to higher iPhone unit sales and a different mix of iPhones with higher average selling prices. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on iPhone net sales during 2017 compared to 2016.
iPhone net sales decreased during 2016 compared to 2015. The Company believes the sales decline was due primarily to a lower rate of iPhone upgrades during 2016 compared to 2015 and challenging macroeconomic conditions in a number of major markets in 2016. Average selling prices for iPhone were lower year-over-year during 2016 due primarily to a different mix of iPhones, including the iPhone SE introduced in 2016, and the effect of weakness in most foreign currencies relative to the U.S. dollar.
iPad
The following table presents iPad net sales and unit sales information for 2017, 2016 and 2015 (dollars in millions and units in thousands):

	2017	Change	2016	Change	2015
Net sales	$19,222	(7)%	$20,628	(11)%	$23,227
Percentage of total net sales	8%		10%		10%
Unit sales	43,753	(4)%	45,590	(17)%	54,856
iPad net sales decreased during 2017 compared to 2016 due to lower iPad unit sales and a different mix of iPads with lower average selling prices. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on iPad net sales during 2017 compared to 2016.
iPad net sales decreased during 2016 compared to 2015 primarily due to lower unit sales and the effect of weakness in most foreign currencies relative to the U.S. dollar, partially offset by higher average selling price due to a shift in mix to higher-priced iPads.
Mac
The following table presents Mac net sales and unit sales information for 2017, 2016 and 2015 (dollars in millions and units in thousands):

	2017	Change	2016	Change	2015
Net sales	$25,850	13%	$22,831	(10)%	$25,471
Percentage of total net sales	11%		11%		11%
Unit sales	19,251	4%	18,484	(10)%	20,587
Mac net sales increased during 2017 compared to 2016 due primarily to a different mix of Macs with higher average selling prices and higher Mac unit sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Mac net sales during 2017 compared to 2016.
Mac net sales decreased during 2016 compared to 2015 primarily due to lower year-over-year Mac unit sales, which declined at rates similar to the overall market. The effect of weakness in most foreign currencies relative to the U.S. dollar also negatively impacted Mac net sales.

Apple Inc. | 2017 Form 10-K | 24

Services
The following table presents Services net sales information for 2017, 2016 and 2015 (dollars in millions):

	2017	Change	2016	Change	2015
Net sales	$29,980	23%	$24,348	22%	$19,909
Percentage of total net sales	13%		11%		9%
The year-over-year growth in Services net sales in 2017 was due primarily to increases in App Store and licensing sales. Services net sales in the fourth quarter of 2017 included a favorable one-time adjustment of $640 million due to a change in estimate based on the availability of additional supporting information.
The year-over-year increase in Services net sales in 2016 was due primarily to growth from the App Store, licensing and AppleCare sales, partially offset by the effect of weakness in most foreign currencies relative to the U.S. dollar. During the first quarter of 2016, the Company received $548 million from Samsung Electronics Co., Ltd. related to its patent infringement lawsuit, which was recorded as licensing net sales within Services.
Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”
Americas
The following table presents Americas net sales information for 2017, 2016 and 2015 (dollars in millions):

	2017	Change	2016	Change	2015
Net sales	$96,600	12%	$86,613	(8)%	$93,864
Percentage of total net sales	42%		40%		40%
Americas net sales increased during 2017 compared to 2016 due primarily to higher net sales of iPhone, Services and Mac.
Americas net sales decreased during 2016 compared to 2015 due primarily to lower net sales of iPhone.
Europe
The following table presents Europe net sales information for 2017, 2016 and 2015 (dollars in millions):

	2017	Change	2016	Change	2015
Net sales	$54,938	10%	$49,952	(1)%	$50,337
Percentage of total net sales	24%		23%		22%
Europe net sales increased during 2017 compared to 2016 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during 2017 compared to 2016.
Europe net sales decreased during 2016 compared to 2015 driven primarily by the effect of weakness in foreign currencies relative to the U.S. dollar and a decrease in net sales of Mac, largely offset by an increase in iPhone unit sales and Services.

Apple Inc. | 2017 Form 10-K | 25

Greater China
The following table presents Greater China net sales information for 2017, 2016 and 2015 (dollars in millions):

	2017	Change	2016	Change	2015
Net sales	$44,764	(8)%	$48,492	(17)%	$58,715
Percentage of total net sales	20%		22%		25%
Greater China net sales decreased during 2017 compared to 2016 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during 2017 compared to 2016.
Greater China net sales decreased during 2016 compared to 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.
Japan
The following table presents Japan net sales information for 2017, 2016 and 2015 (dollars in millions):

	2017	Change	2016	Change	2015
Net sales	$17,733	5%	$16,928	8%	$15,706
Percentage of total net sales	8%		8%		7%
The year-over-year increase in Japan net sales in 2017 and 2016 was due primarily to higher net sales of Services and the strength in the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for 2017, 2016 and 2015 (dollars in millions):

	2017	Change	2016	Change	2015
Net sales	$15,199	11%	$13,654	(10)%	$15,093
Percentage of total net sales	7%		6%		6%
Rest of Asia Pacific net sales increased during 2017 compared to 2016 due primarily to higher net sales of iPhone, Services and Mac. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during 2017 compared to 2016.
Rest of Asia Pacific net sales decreased during 2016 compared to 2015 due primarily to lower net sales of iPhone and the effect of weakness in foreign currencies relative to the U.S. dollar.
Gross Margin
Gross margin for 2017, 2016 and 2015 was as follows (dollars in millions):

	2017	2016	2015
Net sales	$229,234	$215,639	$233,715
Cost of sales	141,048	131,376	140,089
Gross margin	$88,186	$84,263	$93,626
Gross margin percentage	38.5%	39.1%	40.1%
Gross margin percentage decreased in 2017 compared to 2016 due primarily to higher product costs, partially offset by a favorable shift in mix to services. Year-over-year gross margin increased due primarily to a shift in mix to services and an overall increase in product volumes. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on gross margin percentage and gross margin during 2017 compared to 2016.
Gross margin percentage decreased in 2016 compared to 2015 due primarily to the effect of weakness in most foreign currencies relative to the U.S. dollar and, to a lesser extent, unfavorable leverage on fixed costs from lower net sales, partially offset by a favorable shift in mix to services.

Apple Inc. | 2017 Form 10-K | 26

The Company anticipates gross margin percentage during the first quarter of 2018 to be between 38.0% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the first quarter of 2018 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including continued industry-wide global product pricing pressures, increased competition, compressed product life cycles, product transitions, potential increases in the cost of components, and potential strengthening of the U.S. dollar, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.
Operating Expenses
Operating expenses for 2017, 2016 and 2015 were as follows (dollars in millions):

	2017	Change	2016	Change	2015
Research and development	$11,581	15%	$10,045	25%	$8,067
Percentage of total net sales	5%		5%		3%
Selling, general and administrative	$15,261	8%	$14,194	(1)%	$14,329
Percentage of total net sales	7%		7%		6%
Total operating expenses	$26,842	11%	$24,239	8%	$22,396
Percentage of total net sales	12%		11%		10%
Research and Development
The year-over-year growth in R&D expense in 2017 and 2016 was driven primarily by increases in headcount-related expenses and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The year-over-year growth in selling, general and administrative expense in 2017 compared to 2016 was driven primarily by an increase in headcount-related expenses, variable selling expenses and infrastructure-related costs. The decrease in selling, general and administrative expense in 2016 compared to 2015 was due primarily to lower discretionary expenditures and advertising costs, partially offset by an increase in headcount-related expenses.
Other Income/(Expense), Net
Other income/(expense), net for 2017, 2016 and 2015 was as follows (dollars in millions):

	2017	Change	2016	Change	2015
Interest and dividend income	$5,201		$3,999		$2,921
Interest expense	(2,323)		(1,456)		(733)
Other expense, net	(133)		(1,195)		(903)
Total other income/(expense), net	$2,745	104%	$1,348	5%	$1,285
The year-over-year increase in other income/(expense), net during 2017 was due primarily to higher interest income and the favorable impact of foreign exchange-related items, partially offset by higher interest expense on debt. The year-over-year increase in other income/(expense), net during 2016 was due primarily to higher interest income, partially offset by higher interest expense on debt and the unfavorable impact of foreign exchange-related items. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.99%, 1.73% and 1.49% in 2017, 2016 and 2015, respectively.

Apple Inc. | 2017 Form 10-K | 27

Provision for Income Taxes
Provision for income taxes and effective tax rates for 2017, 2016 and 2015 were as follows (dollars in millions):

	2017	2016	2015
Provision for income taxes	$15,738	$15,685	$19,121
Effective tax rate	24.6%	25.6%	26.4%
The Company’s effective tax rates for 2017, 2016 and 2015 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes are provided when such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate in 2017 compared to 2016 was due to a different geographic mix of earnings and higher U.S. R&D tax credits. The lower effective tax rate in 2016 compared to 2015 was due primarily to greater R&D tax credits.
As of September 30, 2017, the Company had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $3.9 billion and deferred tax liabilities of $31.5 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.
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
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. Although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. Once the recovery amount is finalized by Ireland, the Company anticipates funding it, including interest, out of foreign cash. These amounts are expected to be placed into escrow in 2018, where they will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Recent Accounting Pronouncements
Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company will adopt ASU 2017-12 in its first quarter of 2020 utilizing the modified retrospective transition method and is currently evaluating the impact of adoption on its consolidated financial statements.
Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company will adopt ASU 2016-18 in its first quarter of 2019 utilizing the retrospective transition method. Currently, the Company’s restricted cash balance is not significant.

Apple Inc. | 2017 Form 10-K | 28

Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company will adopt ASU 2016-16 in its first quarter of 2019 utilizing the modified retrospective transition method. Currently, the Company anticipates recording up to $9 billion of net deferred tax assets on its Consolidated Balance Sheets upon adoption. However, the ultimate impact of adopting ASU 2016-16 will depend on the balance of intellectual property transferred between its subsidiaries as of the adoption date. The Company will recognize incremental deferred income tax expense thereafter as these deferred tax assets are utilized.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2020 utilizing the modified retrospective transition method. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates recording lease assets and liabilities in excess of $9.5 billion on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt ASU 2016-01 in its first quarter of 2019 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
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
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective transition method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

Apple Inc. | 2017 Form 10-K | 29

Liquidity and Capital Resources
The following table presents selected financial information and statistics as of and for the years ended September 30, 2017, September 24, 2016 and September 26, 2015 (in millions):

	2017	2016	2015
Cash, cash equivalents and marketable securities	$268,895	$237,585	$205,666
Property, plant and equipment, net	$33,783	$27,010	$22,471
Commercial paper	$11,977	$8,105	$8,499
Total term debt	$103,703	$78,927	$55,829
Working capital	$27,831	$27,863	$8,768
Cash generated by operating activities	$63,598	$65,824	$81,266
Cash used in investing activities	$(46,446)	$(45,977)	$(56,274)
Cash used in financing activities	$(17,347)	$(20,483)	$(17,716)
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
As of September 30, 2017 and September 24, 2016, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries were $252.3 billion and $216.0 billion, respectively, and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. In connection with the State Aid Decision, Ireland is still computing the recovery amount. The Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. Once the recovery amount is finalized by Ireland, the Company anticipates funding it, including interest, out of foreign cash. These amounts are expected to be placed into escrow in 2018, where they will remain pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
During 2017, cash generated by operating activities of $63.6 billion was a result of $48.4 billion of net income, non-cash adjustments to net income of $20.8 billion and a decrease in the net change in operating assets and liabilities of $5.6 billion, which included a one-time payment of $1.9 billion related to a multi-year license agreement. Cash used in investing activities of $46.4 billion during 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $33.1 billion and cash used to acquire property, plant and equipment of $12.5 billion. Cash used in financing activities of $17.3 billion during 2017 consisted primarily of cash used to repurchase common stock of $32.9 billion, cash used to pay dividends and dividend equivalents of $12.8 billion and cash used to repay term debt of $3.5 billion, partially offset by proceeds from the issuance of term debt, net of $28.7 billion and proceeds from commercial paper, net of $3.9 billion.
During 2016, cash generated by operating activities of $65.8 billion was a result of $45.7 billion of net income and non-cash adjustments to net income of $20.1 billion. Cash used in investing activities of $46.0 billion during 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $30.6 billion and cash used to acquire property, plant and equipment of $12.7 billion. Cash used in financing activities of $20.5 billion during 2016 consisted primarily of cash used to repurchase common stock of $29.7 billion, cash used to pay dividends and dividend equivalents of $12.2 billion and cash used to repay term debt of $2.5 billion, partially offset by proceeds from the issuance of term debt, net of $25.0 billion.
Capital Assets
The Company’s capital expenditures were $14.9 billion during 2017. The Company anticipates utilizing approximately $16.0 billion for capital expenditures during 2018, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 30, 2017, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 1.20% and maturities generally less than nine months.

Apple Inc. | 2017 Form 10-K | 30

As of September 30, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $104.0 billion (collectively the “Notes”). During 2017, the Company repaid $3.5 billion of its Notes upon maturity. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes. The future principal payments for the Company’s Notes as of September 30, 2017 are as follows (in millions):

2018	$6,500
2019	8,863
2020	9,220
2021	7,750
2022	10,297
Thereafter	61,391
Total term debt	$104,021
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
In May 2017, the Company’s Board of Directors increased the total capital return program from $250 billion to $300 billion, which included an increase in the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock. Additionally, the Company announced that the Board of Directors raised the Company’s quarterly cash dividend from $0.57 to $0.63 per share, beginning with the dividend paid during the third quarter of 2017. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
As of September 30, 2017, $166 billion of the share repurchase program had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through September 30, 2017 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
2017	$12,769	$15,000	$18,001	$1,874	$47,644
2016	12,150	12,000	17,000	1,570	42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$60,658	$67,950	$98,027	$7,239	$233,874
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

Apple Inc. | 2017 Form 10-K | 31

The following table presents certain payments due by the Company as of September 30, 2017, and excludes amounts already recorded on the Consolidated Balance Sheet, except for term debt (in millions):

	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years	Total
Term debt	$6,500	$18,083	$18,047	$61,391	$104,021
Operating leases	1,223	2,295	1,904	4,123	9,545
Manufacturing purchase obligations (1)	32,787	2,632	2,147	—	37,566
Other purchase obligations	4,019	1,669	417	14	6,119
Total	$44,529	$24,679	$22,515	$65,528	$157,251

(1)	Represents amount expected to be paid under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
Operating Leases
As of September 30, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $9.5 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of September 30, 2017, the Company expects to pay $37.6 billion under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consisted of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services and other obligations. As of September 30, 2017, the Company had other purchase obligations of $6.1 billion.
The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 30, 2017, the Company had deferred tax liabilities of $31.5 billion, gross unrecognized tax benefits of $8.4 billion and an additional $1.2 billion for gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.
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
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and mainland China. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within revenue.
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

Apple Inc. | 2017 Form 10-K | 32

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

Apple Inc. | 2017 Form 10-K | 33

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
Valuation and Impairment of Marketable Securities
The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results.
Inventory Valuation, Valuation of Manufacturing-Related Assets and Estimation of Purchase Commitment Cancellation Fees
The Company must purchase components and build inventory in advance of product shipments and has invested in manufacturing-related assets, including capital assets held at its suppliers’ facilities. In addition, the Company has made prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory components. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a regular review of inventory that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels and component cost trends. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value.
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
The Company accrues for estimated purchase commitment cancellation fees related to inventory orders that have been canceled or are expected to be canceled. Manufacturing purchase obligations typically cover the Company’s forecasted component and manufacturing requirements for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, a change in the Company’s product development plans, or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional accruals for cancellation fees that would adversely affect its results of operations in the period when the cancellation fees were identified and recorded.

Apple Inc. | 2017 Form 10-K | 34

Warranty Costs
The Company accrues for the estimated cost of warranties in the period the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost per claim and knowledge of specific product failures that are outside of the Company’s typical experience. The Company regularly reviews these estimates and the current installed base of products subject to warranty protection to assess the appropriateness of its recorded warranty liabilities and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities could be required and could materially affect the Company’s financial condition and operating results.
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
Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the Company’s deferred tax assets. In the event that the Company determines all or part of its net deferred tax assets are not realizable in the future, the Company will record an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
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

Apple Inc. | 2017 Form 10-K | 35

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Foreign Currency Risk Management
The Company regularly reviews its foreign exchange forward and option positions and interest rate swaps, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate exposures. Given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance these positions will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. Further, the recognition of the gains and losses related to these instruments may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s financial condition and operating results.
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
The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2017 and September 24, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $6.0 billion and $4.9 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
As of September 30, 2017 and September 24, 2016, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $103.7 billion and $78.9 billion, respectively. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 30, 2017 and September 24, 2016 to increase by $376 million and $271 million on an annualized basis, respectively.
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
The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. In addition, the Company has entered, and in the future may enter, into foreign currency contracts to partially offset the foreign currency exchange gains and losses on its foreign-denominated debt issuances. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

Apple Inc. | 2017 Form 10-K | 36

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $485 million as of September 30, 2017 compared to a maximum one-day loss in fair value of $434 million as of September 24, 2016. Because the Company uses foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 30, 2017 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.

Apple Inc. | 2017 Form 10-K | 37

Item 8.	Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Apple Inc. | 2017 Form 10-K | 38

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Net sales	$229,234	$215,639	$233,715
Cost of sales	141,048	131,376	140,089
Gross margin	88,186	84,263	93,626

Operating expenses:
Research and development	11,581	10,045	8,067
Selling, general and administrative	15,261	14,194	14,329
Total operating expenses	26,842	24,239	22,396

Operating income	61,344	60,024	71,230
Other income/(expense), net	2,745	1,348	1,285
Income before provision for income taxes	64,089	61,372	72,515
Provision for income taxes	15,738	15,685	19,121
Net income	$48,351	$45,687	$53,394

Earnings per share:
Basic	$9.27	$8.35	$9.28
Diluted	$9.21	$8.31	$9.22

Shares used in computing earnings per share:
Basic	5,217,242	5,470,820	5,753,421
Diluted	5,251,692	5,500,281	5,793,069

Cash dividends declared per share	$2.40	$2.18	$1.98
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2017 Form 10-K | 39

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Net income	$48,351	$45,687	$53,394
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $(77), $8 and $201, respectively	224	75	(411)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(478), $(7) and $(441), respectively	1,315	7	2,905
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $475, $131 and $630, respectively	(1,477)	(741)	(3,497)
Total change in unrealized gains/losses on derivative instruments, net of tax	(162)	(734)	(592)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $425, $(863) and $264, respectively	(782)	1,582	(483)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $35, $(31) and $(32), respectively	(64)	56	59
Total change in unrealized gains/losses on marketable securities, net of tax	(846)	1,638	(424)

Total other comprehensive income/(loss)	(784)	979	(1,427)
Total comprehensive income	$47,567	$46,666	$51,967
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2017 Form 10-K | 40

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 30, 2017	September 24, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$20,289	$20,484
Short-term marketable securities	53,892	46,671
Accounts receivable, less allowances of $58 and $53, respectively	17,874	15,754
Inventories	4,855	2,132
Vendor non-trade receivables	17,799	13,545
Other current assets	13,936	8,283
Total current assets	128,645	106,869

Long-term marketable securities	194,714	170,430
Property, plant and equipment, net	33,783	27,010
Goodwill	5,717	5,414
Acquired intangible assets, net	2,298	3,206
Other non-current assets	10,162	8,757
Total assets	$375,319	$321,686

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$49,049	$37,294
Accrued expenses	25,744	22,027
Deferred revenue	7,548	8,080
Commercial paper	11,977	8,105
Current portion of long-term debt	6,496	3,500
Total current liabilities	100,814	79,006

Deferred revenue, non-current	2,836	2,930
Long-term debt	97,207	75,427
Other non-current liabilities	40,415	36,074
Total liabilities	241,272	193,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,126,201 and 5,336,166 shares issued and outstanding, respectively	35,867	31,251
Retained earnings	98,330	96,364
Accumulated other comprehensive income/(loss)	(150)	634
Total shareholders’ equity	134,047	128,249
Total liabilities and shareholders’ equity	$375,319	$321,686
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2017 Form 10-K | 41

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares which are reflected in thousands)

	Common Stock and Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 27, 2014	5,866,161	$23,313	$87,152	$1,082	$111,547
Net income	—	—	53,394	—	53,394
Other comprehensive income/(loss)	—	—	—	(1,427)	(1,427)
Dividends and dividend equivalents declared	—	—	(11,627)	—	(11,627)
Repurchase of common stock	(325,032)	—	(36,026)	—	(36,026)
Share-based compensation	—	3,586	—	—	3,586
Common stock issued, net of shares withheld for employee taxes	37,624	(231)	(609)	—	(840)
Tax benefit from equity awards, including transfer pricing adjustments	—	748	—	—	748
Balances as of September 26, 2015	5,578,753	27,416	92,284	(345)	119,355
Net income	—	—	45,687	—	45,687
Other comprehensive income/(loss)	—	—	—	979	979
Dividends and dividend equivalents declared	—	—	(12,188)	—	(12,188)
Repurchase of common stock	(279,609)	—	(29,000)	—	(29,000)
Share-based compensation	—	4,262	—	—	4,262
Common stock issued, net of shares withheld for employee taxes	37,022	(806)	(419)	—	(1,225)
Tax benefit from equity awards, including transfer pricing adjustments	—	379	—	—	379
Balances as of September 24, 2016	5,336,166	31,251	96,364	634	128,249
Net income	—	—	48,351	—	48,351
Other comprehensive income/(loss)	—	—	—	(784)	(784)
Dividends and dividend equivalents declared	—	—	(12,803)	—	(12,803)
Repurchase of common stock	(246,496)	—	(33,001)	—	(33,001)
Share-based compensation	—	4,909	—	—	4,909
Common stock issued, net of shares withheld for employee taxes	36,531	(913)	(581)	—	(1,494)
Tax benefit from equity awards, including transfer pricing adjustments	—	620	—	—	620
Balances as of September 30, 2017	5,126,201	$35,867	$98,330	$(150)	$134,047
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2017 Form 10-K | 42

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 30, 2017	September 24, 2016	September 26, 2015
Cash and cash equivalents, beginning of the year	$20,484	$21,120	$13,844
Operating activities:
Net income	48,351	45,687	53,394
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	10,157	10,505	11,257
Share-based compensation expense	4,840	4,210	3,586
Deferred income tax expense	5,966	4,938	1,382
Other	(166)	486	385
Changes in operating assets and liabilities:
Accounts receivable, net	(2,093)	527	417
Inventories	(2,723)	217	(238)
Vendor non-trade receivables	(4,254)	(51)	(3,735)
Other current and non-current assets	(5,318)	1,055	(283)
Accounts payable	9,618	1,837	5,001
Deferred revenue	(626)	(1,554)	1,042
Other current and non-current liabilities	(154)	(2,033)	9,058
Cash generated by operating activities	63,598	65,824	81,266
Investing activities:
Purchases of marketable securities	(159,486)	(142,428)	(166,402)
Proceeds from maturities of marketable securities	31,775	21,258	14,538
Proceeds from sales of marketable securities	94,564	90,536	107,447
Payments made in connection with business acquisitions, net	(329)	(297)	(343)
Payments for acquisition of property, plant and equipment	(12,451)	(12,734)	(11,247)
Payments for acquisition of intangible assets	(344)	(814)	(241)
Payments for strategic investments, net	(395)	(1,388)	—
Other	220	(110)	(26)
Cash used in investing activities	(46,446)	(45,977)	(56,274)
Financing activities:
Proceeds from issuance of common stock	555	495	543
Excess tax benefits from equity awards	627	407	749
Payments for taxes related to net share settlement of equity awards	(1,874)	(1,570)	(1,499)
Payments for dividends and dividend equivalents	(12,769)	(12,150)	(11,561)
Repurchases of common stock	(32,900)	(29,722)	(35,253)
Proceeds from issuance of term debt, net	28,662	24,954	27,114
Repayments of term debt	(3,500)	(2,500)	—
Change in commercial paper, net	3,852	(397)	2,191
Cash used in financing activities	(17,347)	(20,483)	(17,716)
Increase/(Decrease) in cash and cash equivalents	(195)	(636)	7,276
Cash and cash equivalents, end of the year	$20,289	$20,484	$21,120
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$11,591	$10,444	$13,252
Cash paid for interest	$2,092	$1,316	$514
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2017 Form 10-K | 43

Apple Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, Apple TV, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, iBooks Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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
The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal year 2017 included 53 weeks and ended on September 30, 2017. A 14th week was included in the first fiscal quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2016 and 2015 ended on September 24, 2016 and September 26, 2015, respectively, and spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
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

Apple Inc. | 2017 Form 10-K | 44

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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For multi-element arrangements accounted for in accordance with industry-specific software accounting guidance, the Company allocates revenue to all deliverables based on the VSOE of each element, and if VSOE does not exist revenue is recognized when elements lacking VSOE are delivered.
For sales of qualifying versions of iPhone, iPad, iPod touch, Mac, Apple Watch and Apple TV, the Company has indicated it may from time to time provide future unspecified software upgrades to the device’s essential software and/or non-software services free of charge. The Company has identified up to three deliverables regularly included in arrangements involving the sale of these devices. The first deliverable, which represents the substantial portion of the allocated sales price, is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with qualifying devices to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software. The third deliverable is the non-software services to be provided to qualifying devices. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESPs. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale, provided the other conditions for revenue recognition have been met. Revenue allocated to the embedded unspecified software upgrade rights and the non-software services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.
The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable including, where applicable, prices charged by the Company and market trends in the pricing for similar offerings, product-specific business objectives, estimated cost to provide the non-software services and the relative ESP of the upgrade rights and non-software services as compared to the total selling price of the product.
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

Apple Inc. | 2017 Form 10-K | 45

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
Share-based Compensation
The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Share-based compensation expense for restricted stock units (“RSUs”) and restricted stock is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company estimates forfeitures expected to occur and recognizes share-based compensation expense for those equity awards expected to vest. The Company recognizes share-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an excess tax benefit is realized. In addition, the Company recognizes the indirect effects of share-based compensation on R&D tax credits, foreign tax credits and domestic manufacturing deductions in the Consolidated Statements of Operations. Further information regarding share-based compensation can be found in Note 9, “Benefit Plans.”
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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested RSUs, unvested restricted stock, outstanding stock options and shares to be purchased by employees under the Company’s employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Apple Inc. | 2017 Form 10-K | 46

The following table shows the computation of basic and diluted earnings per share for 2017, 2016 and 2015 (net income in millions and shares in thousands):

	2017	2016	2015
Numerator:
Net income	$48,351	$45,687	$53,394

Denominator:
Weighted-average shares outstanding	5,217,242	5,470,820	5,753,421
Effect of dilutive securities	34,450	29,461	39,648
Weighted-average diluted shares	5,251,692	5,500,281	5,793,069

Basic earnings per share	$9.27	$8.35	$9.28
Diluted earnings per share	$9.21	$8.31	$9.22
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Financial Instruments
Cash Equivalents and Marketable Securities
All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt and equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. Marketable equity securities, including mutual funds, are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The Company’s marketable debt and equity securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income/(loss) (“AOCI”) in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.
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

Apple Inc. | 2017 Form 10-K | 47

Allowance for Doubtful Accounts
The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ abilities to pay.
Inventories
Inventories are stated at the lower of cost, computed using the first-in, first-out method, and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between one and five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease term or useful life for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $8.2 billion, $8.3 billion and $9.2 billion during 2017, 2016 and 2015, respectively.
Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
The Company reviews property, plant and equipment, inventory component prepayments and identifiable intangibles, excluding goodwill and intangible assets with indefinite useful lives, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment, inventory component prepayments and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.
The Company does not amortize goodwill and intangible assets with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill or indefinite lived intangible assets during 2017, 2016 and 2015. For purposes of testing goodwill for impairment, the Company established reporting units based on its current reporting structure. Goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. In 2017 and 2016, the Company’s goodwill was primarily allocated to the Americas and Europe reporting units.
The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.
Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

Apple Inc. | 2017 Form 10-K | 48

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
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of September 30, 2017 and September 24, 2016 (in millions):

	2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,982	$—	$—	$7,982	$7,982	$—	$—

Level 1:
Money market funds	6,534	—	—	6,534	6,534	—	—
Mutual funds	799	—	(88)	711	—	711	—
Subtotal	7,333	—	(88)	7,245	6,534	711	—

Level 2:
U.S. Treasury securities	55,254	58	(230)	55,082	865	17,228	36,989
U.S. agency securities	5,162	2	(9)	5,155	1,439	2,057	1,659
Non-U.S. government securities	7,827	210	(37)	8,000	9	123	7,868
Certificates of deposit and time deposits	5,832	—	—	5,832	1,142	3,918	772
Commercial paper	3,640	—	—	3,640	2,146	1,494	—
Corporate securities	152,724	969	(242)	153,451	172	27,591	125,688
Municipal securities	961	4	(1)	964	—	114	850
Mortgage- and asset-backed securities	21,684	35	(175)	21,544	—	656	20,888
Subtotal	253,084	1,278	(694)	253,668	5,773	53,181	194,714

Total	$268,399	$1,278	$(782)	$268,895	$20,289	$53,892	$194,714

Apple Inc. | 2017 Form 10-K | 49

	2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,601	$—	$—	$8,601	$8,601	$—	$—

Level 1:
Money market funds	3,666	—	—	3,666	3,666	—	—
Mutual funds	1,407	—	(146)	1,261	—	1,261	—
Subtotal	5,073	—	(146)	4,927	3,666	1,261	—

Level 2:
U.S. Treasury securities	41,697	319	(4)	42,012	1,527	13,492	26,993
U.S. agency securities	7,543	16	—	7,559	2,762	2,441	2,356
Non-U.S. government securities	7,609	259	(27)	7,841	110	818	6,913
Certificates of deposit and time deposits	6,598	—	—	6,598	1,108	3,897	1,593
Commercial paper	7,433	—	—	7,433	2,468	4,965	—
Corporate securities	131,166	1,409	(206)	132,369	242	19,599	112,528
Municipal securities	956	5	—	961	—	167	794
Mortgage- and asset-backed securities	19,134	178	(28)	19,284	—	31	19,253
Subtotal	222,136	2,186	(265)	224,057	8,217	45,410	170,430

Total	$235,810	$2,186	$(411)	$237,585	$20,484	$46,671	$170,430
The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term marketable securities generally range from one to five years.
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.
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

Apple Inc. | 2017 Form 10-K | 50

The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
The Company may enter into interest rate swaps, options, or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of September 30, 2017 are expected to be recognized within 10 years.
The Company may enter into foreign currency swaps to manage currency risk on its foreign currency-denominated term debt. These instruments may offset a portion of the foreign currency remeasurement gains or losses on the Company’s term debt and related interest payments. The Company designates these instruments as cash flow hedges. The Company’s hedged term debt-related foreign currency transactions as of September 30, 2017 are expected to be recognized within 25 years.
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
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into other income/(expense), net in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are reflected in other income/(expense), net unless they are re-designated as hedges of other transactions.
Net Investment Hedges
The effective portions of net investment hedges are recorded in other comprehensive income/(loss) (“OCI”) as a part of the cumulative translation adjustment. The ineffective portions and amounts excluded from the effectiveness testing of net investment hedges are recognized in other income/(expense), net.
Fair Value Hedges
Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, the Company recognized a gain of $20 million in net sales, a loss of $40 million in cost of sales and a gain of $606 million in other income/(expense), net for 2017.
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 30, 2017 and September 24, 2016 (in millions):

	2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,049	$363	$1,412
Interest rate contracts	$218	$—	$218

Derivative liabilities (2):
Foreign exchange contracts	$759	$501	$1,260
Interest rate contracts	$303	$—	$303

Apple Inc. | 2017 Form 10-K | 51

	2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$518	$153	$671
Interest rate contracts	$728	$—	$728

Derivative liabilities (2):
Foreign exchange contracts	$935	$134	$1,069
Interest rate contracts	$7	$—	$7

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses and other non-current liabilities in the Consolidated Balance Sheets.
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Consolidated Statements of Operations for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,797	$109	$3,592
Interest rate contracts	7	(57)	(111)
Total	$1,804	$52	$3,481

Net investment hedges:
Foreign exchange contracts	$—	$—	$167
Foreign currency debt	67	(258)	(71)
Total	$67	$(258)	$96

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$1,958	$885	$4,092
Interest rate contracts	(2)	(11)	(17)
Total	$1,956	$874	$4,075

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(810)	$341	$337

Gains/(Losses) related to hedged items:
Fair value hedges:
Fixed-rate debt	$810	$(341)	$(337)

Apple Inc. | 2017 Form 10-K | 52

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 30, 2017 and September 24, 2016 (in millions):

	2017		2016
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$56,156	$1,049	$44,678	$518
Interest rate contracts	$33,000	$218	$24,500	$728

Instruments not designated as accounting hedges:
Foreign exchange contracts	$69,774	$363	$54,305	$153
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. The net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $35 million and $163 million as of September 30, 2017 and September 24, 2016, respectively, which were recorded as accrued expenses in the Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 30, 2017 and September 24, 2016, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.4 billion and $1.5 billion, respectively, resulting in net derivative assets of $32 million and $160 million, respectively.
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
As of September 30, 2017, the Company had two customers that individually represented 10% or more of total trade receivables, each of which accounted for 10%. As of September 24, 2016, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 59% and 63% of trade receivables as of September 30, 2017 and September 24, 2016, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of September 30, 2017, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 42%, 19% and 10%. As of September 24, 2016, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 47% and 21%.

Apple Inc. | 2017 Form 10-K | 53

Note 3 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 30, 2017 and September 24, 2016 (in millions):
Property, Plant and Equipment, Net

	2017	2016
Land and buildings	$13,587	$10,185
Machinery, equipment and internal-use software	54,210	44,543
Leasehold improvements	7,279	6,517
Gross property, plant and equipment	75,076	61,245
Accumulated depreciation and amortization	(41,293)	(34,235)
Total property, plant and equipment, net	$33,783	$27,010
Other Non-Current Liabilities

	2017	2016
Deferred tax liabilities	$31,504	$26,019
Other non-current liabilities	8,911	10,055
Total other non-current liabilities	$40,415	$36,074
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Interest and dividend income	$5,201	$3,999	$2,921
Interest expense	(2,323)	(1,456)	(733)
Other expense, net	(133)	(1,195)	(903)
Total other income/(expense), net	$2,745	$1,348	$1,285
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses. The following table summarizes the components of acquired intangible asset balances as of September 30, 2017 and September 24, 2016 (in millions):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,507	$(5,309)	$2,198	$8,912	$(5,806)	$3,106
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$7,607	$(5,309)	$2,298	$9,012	$(5,806)	$3,206

Apple Inc. | 2017 Form 10-K | 54

Amortization expense related to acquired intangible assets was $1.2 billion, $1.5 billion and $1.3 billion in 2017, 2016 and 2015, respectively. As of September 30, 2017, the remaining weighted-average amortization period for acquired intangible assets is 3.4 years. The expected annual amortization expense related to acquired intangible assets as of September 30, 2017, is as follows (in millions):

2018	$948
2019	505
2020	323
2021	222
2022	131
Thereafter	69
Total	$2,198
Note 5 – Income Taxes
The provision for income taxes for 2017, 2016 and 2015, consisted of the following (in millions):

	2017	2016	2015
Federal:
Current	$7,842	$7,652	$11,730
Deferred	5,980	5,043	3,408
Total (1)	13,822	12,695	15,138
State:
Current	259	990	1,265
Deferred	2	(138)	(220)
Total	261	852	1,045
Foreign:
Current	1,671	2,105	4,744
Deferred	(16)	33	(1,806)
Total	1,655	2,138	2,938
Provision for income taxes	$15,738	$15,685	$19,121

(1)	Includes taxes of $7.9 billion, $6.7 billion and $7.3 billion provided on foreign pre-tax earnings in 2017, 2016 and 2015, respectively.
The foreign provision for income taxes is based on foreign pre-tax earnings of $44.7 billion, $41.1 billion and $47.6 billion in 2017, 2016 and 2015, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by subsidiaries organized in Ireland, which has a statutory tax rate of 12.5%. As of September 30, 2017, U.S. income taxes have not been provided on a cumulative total of $128.7 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be $42.2 billion.
As of September 30, 2017 and September 24, 2016, $252.3 billion and $216.0 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Apple Inc. | 2017 Form 10-K | 55

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2017, 2016 and 2015) to income before provision for income taxes for 2017, 2016 and 2015, is as follows (dollars in millions):

	2017	2016	2015
Computed expected tax	$22,431	$21,480	$25,380
State taxes, net of federal effect	185	553	680
Indefinitely invested earnings of foreign subsidiaries	(6,135)	(5,582)	(6,470)
Domestic production activities deduction	(209)	(382)	(426)
Research and development credit, net	(678)	(371)	(171)
Other	144	(13)	128
Provision for income taxes	$15,738	$15,685	$19,121
Effective tax rate	24.6%	25.6%	26.4%
The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from equity awards of $620 million, $379 million and $748 million in 2017, 2016 and 2015, respectively, which were reflected as increases to common stock.
As of September 30, 2017 and September 24, 2016, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2017	2016
Deferred tax assets:
Accrued liabilities and other reserves	$4,019	$4,135
Basis of capital assets	1,230	2,107
Deferred revenue	1,521	1,717
Deferred cost sharing	667	667
Share-based compensation	703	601
Other	834	788
Total deferred tax assets, net of valuation allowance of $0	8,974	10,015
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	36,355	31,436
Other	207	485
Total deferred tax liabilities	36,562	31,921
Net deferred tax liabilities	$(27,588)	$(21,906)
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
As of September 30, 2017, the total amount of gross unrecognized tax benefits was $8.4 billion, of which $2.5 billion, if recognized, would affect the Company’s effective tax rate. As of September 24, 2016, the total amount of gross unrecognized tax benefits was $7.7 billion, of which $2.8 billion, if recognized, would have affected the Company’s effective tax rate.

Apple Inc. | 2017 Form 10-K | 56

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2017, 2016 and 2015, is as follows (in millions):

	2017	2016	2015
Beginning balances	$7,724	$6,900	$4,033
Increases related to tax positions taken during a prior year	333	1,121	2,056
Decreases related to tax positions taken during a prior year	(952)	(257)	(345)
Increases related to tax positions taken during the current year	1,880	1,578	1,278
Decreases related to settlements with taxing authorities	(539)	(1,618)	(109)
Decreases related to expiration of statute of limitations	(39)	—	(13)
Ending balances	$8,407	$7,724	$6,900
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 30, 2017 and September 24, 2016, the total amount of gross interest and penalties accrued was $1.2 billion and $1.0 billion, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2017, 2016 and 2015 of $165 million, $295 million and $709 million, respectively.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service (the “IRS”) concluded its review of the years 2010 through 2012 during the third quarter of 2017. All years prior to 2013 are closed, and the IRS is currently examining the years 2013 through 2015. The Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its gross unrecognized tax benefits would materially change in the next 12 months.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. Although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. Once the recovery amount is finalized by Ireland, the Company anticipates funding it, including interest, out of foreign cash. These amounts are expected to be placed into escrow in 2018, where they will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.

Apple Inc. | 2017 Form 10-K | 57

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 30, 2017 and September 24, 2016, the Company had $12.0 billion and $8.1 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 1.20% as of September 30, 2017 and 0.45% as of September 24, 2016.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2017 and 2016 (in millions):

	2017	2016
Maturities less than 90 days:
Proceeds from/(Repayments of) commercial paper, net	$(1,782)	$(869)

Maturities greater than 90 days:
Proceeds from commercial paper	17,932	3,632
Repayments of commercial paper	(12,298)	(3,160)
Proceeds from/(Repayments of) commercial paper, net	5,634	472

Total change in commercial paper, net	$3,852	$(397)
Term Debt
As of September 30, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $104.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated, Japanese yen-denominated and Canadian dollar-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of September 30, 2017 and September 24, 2016:

	Maturities			2017				2016
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018		2018	$2,000	1.10%		1.10%	$2,000	1.10%		1.10%
Fixed-rate 1.000% – 3.850% notes	2018	–	2043	12,500	1.08%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2019		2019	1,000	1.61%		1.61%	2,000	0.86%	–	1.09%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	1.61%	–	4.48%	10,000	0.85%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,549	1.56%	–	1.87%	1,781	0.87%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,522	0.28%	–	4.51%	25,144	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	1.45%	–	2.44%	1,350	0.91%	–	1.95%
Fixed-rate 1.100% – 4.650% notes	2018	–	2046	23,645	1.13%	–	4.78%	23,609	1.13%	–	4.58%

Apple Inc. | 2017 Form 10-K | 58

	Maturities	2017		2016
(Continued)		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Second quarter 2017 debt issuance of $10.0 billion:
Floating-rate notes	2019	500	1.39%	—	—%
Floating-rate notes	2020	500	1.51%	—	—%
Floating-rate notes	2022	1,000	1.81%	—	—%
Fixed-rate 1.550% notes	2019	500	1.59%	—	—%
Fixed-rate 1.900% notes	2020	1,000	1.51%	—	—%
Fixed-rate 2.500% notes	2022	1,500	1.80%	—	—%
Fixed-rate 3.000% notes	2024	1,750	2.11%	—	—%
Fixed-rate 3.350% notes	2027	2,250	2.25%	—	—%
Fixed-rate 4.250% notes	2047	1,000	4.26%	—	—%

Second quarter 2017 debt issuance of $1.0 billion:
Fixed-rate 4.300% notes	2047	1,000	4.30%	—	—%

Third quarter 2017 debt issuance of $7.0 billion:
Floating-rate notes	2020	500	1.38%	—	—%
Floating-rate notes	2022	750	1.66%	—	—%
Fixed-rate 1.800% notes	2020	1,000	1.84%	—	—%
Fixed-rate 2.300% notes	2022	1,000	2.34%	—	—%
Fixed-rate 2.850% notes	2024	1,750	2.25%	—	—%
Fixed-rate 3.200% notes	2027	2,000	2.43%	—	—%

Third quarter 2017 euro-denominated debt issuance of €2.5 billion:
Fixed-rate 0.875% notes	2025	1,469	3.03%	—	—%
Fixed-rate 1.375% notes	2029	1,469	3.37%	—	—%

Third quarter 2017 debt issuance of $1.0 billion:
Fixed-rate 3.000% notes	2027	1,000	3.03%	—	—%

Fourth quarter 2017 Canadian dollar-denominated debt issuance of C$2.5 billion:
Fixed-rate 2.513% notes	2024	2,017	2.66%	—	—%

Fourth quarter 2017 debt issuance of $5.0 billion:
Fixed-rate 1.500% notes	2019	1,000	1.54%	—	—%
Fixed-rate 2.100% notes	2022	1,000	1.92%	—	—%
Fixed-rate 2.900% notes	2027	2,000	2.55%	—	—%
Fixed-rate 3.750% notes	2047	1,000	3.78%	—	—%
Total term debt		104,021		78,384

Unamortized premium/(discount) and issuance costs, net		(225)		(174)
Hedge accounting fair value adjustments		(93)		717
Less: Current portion of long-term debt		(6,496)		(3,500)
Total long-term debt		$97,207		$75,427
To manage interest rate risk on certain of its U.S. dollar-denominated fixed- or floating-rate notes, the Company has entered into interest rate swaps to effectively convert the fixed interest rates to floating interest rates or the floating interest rates to fixed interest rates on a portion of these notes. Additionally, to manage foreign currency risk on certain of its foreign currency-denominated notes, the Company has entered into foreign currency swaps to effectively convert these notes to U.S. dollar-denominated notes.
A portion of the Company’s Japanese yen-denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of September 30, 2017 and September 24, 2016, the carrying value of the debt designated as a net investment hedge was $1.6 billion and $1.9 billion, respectively.
For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”

Apple Inc. | 2017 Form 10-K | 59

The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $2.2 billion, $1.4 billion and $722 million of interest expense on its term debt for 2017, 2016 and 2015, respectively.
The future principal payments for the Company’s Notes as of September 30, 2017 are as follows (in millions):

2018	$6,500
2019	8,863
2020	9,220
2021	7,750
2022	10,297
Thereafter	61,391
Total term debt	$104,021
As of September 30, 2017 and September 24, 2016, the fair value of the Company’s Notes, based on Level 2 inputs, was $106.1 billion and $81.7 billion, respectively.
Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2017:
Fourth quarter	$0.63	$3,252
Third quarter	0.63	3,281
Second quarter	0.57	2,988
First quarter	0.57	3,042
Total cash dividends declared and paid	$2.40	$12,563
2016:
Fourth quarter	$0.57	$3,071
Third quarter	0.57	3,117
Second quarter	0.52	2,879
First quarter	0.52	2,898
Total cash dividends declared and paid	$2.18	$11,965
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
In May 2017, the Company’s Board of Directors increased the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock, of which $166 billion had been utilized as of September 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

Apple Inc. | 2017 Form 10-K | 60

The following table shows the Company’s ASR activity and related information during the years ended September 30, 2017 and September 24, 2016:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
August 2017 ASR	November 2017	15,069	(1)	(1)	$3,000
May 2017 ASR	August 2017	20,108	(2)	$149.20	$3,000
February 2017 ASR	May 2017	20,949		$143.20	$3,000
November 2016 ASR	February 2017	51,157		$117.29	$6,000
August 2016 ASR	November 2016	26,850		$111.73	$3,000
May 2016 ASR	August 2016	60,452		$99.25	$6,000
November 2015 ASR	April 2016	29,122		$103.02	$3,000

(1)
“Number of Shares” represents those shares delivered at the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. The August 2017 ASR purchase period will end in November 2017.

(2)
Includes 15.6 million shares delivered and retired at the beginning of the purchase period, which began in the third quarter of 2017, and 4.5 million shares delivered and retired at the end of the purchase period, which concluded in the fourth quarter of 2017.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2017:
Fourth quarter	29,073	$154.78	$4,500
Third quarter	30,356	$148.24	4,500
Second quarter	31,070	$128.74	4,001
First quarter	44,333	$112.78	5,000
Total open market common stock repurchases	134,832		$18,001
2016:
Fourth quarter	28,579	$104.97	$3,000
Third quarter	41,238	$97.00	4,000
Second quarter	71,766	$97.54	7,000
First quarter	25,984	$115.45	3,000
Total open market common stock repurchases	167,567		$17,000
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

Apple Inc. | 2017 Form 10-K | 61

The following table shows the pre-tax amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, for 2017 and 2016 (in millions):

Comprehensive Income Components	Financial Statement Line Item	2017	2016
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Revenue	$(662)	$(865)
	Cost of sales	(654)	(130)
	Other income/(expense), net	(638)	111
Interest rate contracts	Other income/(expense), net	2	12
		(1,952)	(872)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(99)	87
Total amounts reclassified from AOCI		$(2,051)	$(785)
The following table shows the changes in AOCI by component for 2017 and 2016 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 26, 2015	$(653)	$772	$(464)	$(345)
Other comprehensive income/(loss) before reclassifications	67	14	2,445	2,526
Amounts reclassified from AOCI	—	(872)	87	(785)
Tax effect	8	124	(894)	(762)
Other comprehensive income/(loss)	75	(734)	1,638	979
Balances as of September 24, 2016	(578)	38	1,174	634
Other comprehensive income/(loss) before reclassifications	301	1,793	(1,207)	887
Amounts reclassified from AOCI	—	(1,952)	(99)	(2,051)
Tax effect	(77)	(3)	460	380
Other comprehensive income/(loss)	224	(162)	(846)	(784)
Balances as of September 30, 2017	$(354)	$(124)	$328	$(150)
Note 9 – Benefit Plans
2014 Employee Stock Plan
In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2014 Plan reduces the number of shares available for grant under the plan by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs canceled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations with respect to RSUs, will also be available for awards under the 2014 Plan. As of September 30, 2017, approximately 327.9 million shares were reserved for future issuance under the 2014 Plan.

Apple Inc. | 2017 Form 10-K | 62

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
1997 Director Stock Plan
The 1997 Director Stock Plan (the “Director Plan”) is a shareholder approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 30, 2017, approximately 1.1 million shares were reserved for future issuance under the Director Plan.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2017, Section 16 officers Angela Ahrendts, Timothy D. Cook, Luca Maestri, Daniel Riccio and Philip Schiller had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 30, 2017, approximately 41.5 million shares were reserved for future issuance under the Purchase Plan.
401(k) Plan
The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($18,000 for calendar year 2017). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings.

Apple Inc. | 2017 Form 10-K | 63

Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2017, 2016 and 2015, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Value (in millions)
Balance as of September 27, 2014	103,822	$70.98
RSUs granted	45,587	$105.51
RSUs vested	(41,684)	$71.32
RSUs canceled	(6,258)	$80.34
Balance as of September 26, 2015	101,467	$85.77
RSUs granted	49,468	$109.28
RSUs vested	(46,313)	$84.44
RSUs canceled	(5,533)	$96.48
Balance as of September 24, 2016	99,089	$97.54
RSUs granted	50,112	$121.65
RSUs vested	(45,735)	$95.48
RSUs canceled	(5,895)	$106.87
Balance as of September 30, 2017	97,571	$110.33	$15,038
The fair value as of the respective vesting dates of RSUs was $6.1 billion, $5.1 billion and $4.8 billion for 2017, 2016 and 2015, respectively. The majority of RSUs that vested in 2017, 2016 and 2015 were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 15.4 million, 15.9 million and 14.1 million for 2017, 2016 and 2015, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $2.0 billion, $1.7 billion and $1.6 billion in 2017, 2016 and 2015, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
Share-based Compensation
The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Cost of sales	$877	$769	$575
Research and development	2,299	1,889	1,536
Selling, general and administrative	1,664	1,552	1,475
Total share-based compensation expense	$4,840	$4,210	$3,586
The income tax benefit related to share-based compensation expense was $1.6 billion, $1.4 billion and $1.2 billion for 2017, 2016 and 2015, respectively. As of September 30, 2017, the total unrecognized compensation cost related to outstanding RSUs, restricted stock and stock options was $8.1 billion, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Beginning accrued warranty and related costs	$3,702	$4,780	$4,159
Cost of warranty claims	(4,322)	(4,663)	(4,401)
Accruals for product warranty	4,454	3,585	5,022
Ending accrued warranty and related costs	$3,834	$3,702	$4,780

Apple Inc. | 2017 Form 10-K | 64

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
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and mainland China. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within revenue.
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
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to the Company’s business are generally available from multiple sources, a few components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.
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
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s manufacturing purchase obligations typically cover its requirements for periods up to 150 days.
Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. As of September 30, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $9.5 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.

Apple Inc. | 2017 Form 10-K | 65

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $1.1 billion, $939 million and $794 million in 2017, 2016 and 2015, respectively. Future minimum lease payments under noncancelable operating leases having initial or remaining terms in excess of one year as of September 30, 2017, are as follows (in millions):

2018	$1,223
2019	1,187
2020	1,108
2021	1,033
2022	871
Thereafter	4,123
Total	$9,545
Unconditional Purchase Obligations
The Company has entered into certain off-balance sheet arrangements which require the future purchase of goods or services (“Unconditional Purchase Obligations”). The Company’s Unconditional Purchase Obligations primarily consist of payments for supplier arrangements, internet and telecommunication services and intellectual property licenses. Future payments under noncancelable Unconditional Purchase Obligations having a remaining term in excess of one year as of September 30, 2017, are as follows (in millions):

2018	$1,798
2019	2,675
2020	1,626
2021	1,296
2022	1,268
Thereafter	14
Total	$8,677
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
Apple Inc. v. Samsung Electronics Co., Ltd., et al.
On August 24, 2012, a jury returned a verdict awarding the Company $1.05 billion in its lawsuit against Samsung Electronics Co., Ltd. and affiliated parties in the United States District Court, Northern District of California, San Jose Division. On March 6, 2014, the District Court entered final judgment in favor of the Company in the amount of approximately $930 million. On May 18, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed in part, and reversed in part, the decision of the District Court. As a result, the Court of Appeals ordered entry of final judgment on damages in the amount of approximately $548 million, with the District Court to determine supplemental damages and interest, as well as damages owed for products subject to the reversal in part. Samsung paid $548 million to the Company in December 2015, which was included in net sales in the Consolidated Statement of Operations. On December 6, 2016, the U.S. Supreme Court remanded the case to the U.S. Court of Appeals for the Federal Circuit for further proceedings related to the $548 million in damages. On February 7, 2017, the U.S. Court of Appeals for the Federal Circuit remanded the case to the District Court to determine what additional proceedings, if any, are needed. On October 22, 2017, on remand from the U.S. Supreme Court, the District Court ordered a new trial on damages.

Apple Inc. | 2017 Form 10-K | 66

Note 11 – Segment Information and Geographic Data
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable segments. Costs excluded from segment operating income include various corporate expenses such as R&D, corporate marketing expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.
The following table shows information by reportable segment for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Americas:
Net sales	$96,600	$86,613	$93,864
Operating income	$30,684	$28,172	$31,186

Europe:
Net sales	$54,938	$49,952	$50,337
Operating income	$16,514	$15,348	$16,527

Greater China:
Net sales	$44,764	$48,492	$58,715
Operating income	$17,032	$18,835	$23,002

Japan:
Net sales	$17,733	$16,928	$15,706
Operating income	$8,097	$7,165	$7,617

Rest of Asia Pacific:
Net sales	$15,199	$13,654	$15,093
Operating income	$5,304	$4,781	$5,518
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2017, 2016 and 2015 is as follows (in millions):

	2017	2016	2015
Segment operating income	$77,631	$74,301	$83,850
Research and development expense	(11,581)	(10,045)	(8,067)
Other corporate expenses, net	(4,706)	(4,232)	(4,553)
Total operating income	$61,344	$60,024	$71,230

Apple Inc. | 2017 Form 10-K | 67

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2017, 2016 and 2015. There was no single customer that accounted for more than 10% of net sales in 2017, 2016 and 2015. Net sales for 2017, 2016 and 2015 and long-lived assets as of September 30, 2017 and September 24, 2016 were as follows (in millions):

	2017	2016	2015
Net sales:
U.S.	$84,339	$75,667	$81,732
China (1)	44,764	48,492	58,715
Other countries	100,131	91,480	93,268
Total net sales	$229,234	$215,639	$233,715

	2017	2016
Long-lived assets:
U.S.	$20,637	$16,364
China (1)	10,211	7,875
Other countries	2,935	2,771
Total long-lived assets	$33,783	$27,010

(1)
China includes Hong Kong and Taiwan. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Net sales by product for 2017, 2016 and 2015 were as follows (in millions):

	2017	2016	2015
iPhone (1)	$141,319	$136,700	$155,041
iPad (1)	19,222	20,628	23,227
Mac (1)	25,850	22,831	25,471
Services (2)	29,980	24,348	19,909
Other Products (1)(3)	12,863	11,132	10,067
Total net sales	$229,234	$215,639	$233,715

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)
Includes revenue from Digital Content and Services, AppleCare, Apple Pay, licensing and other services. Services net sales in the fourth quarter of 2017 included a favorable one-time adjustment of $640 million due to a change in estimate based on the availability of additional supporting information.

(3)	Includes sales of Apple TV, Apple Watch, Beats products, iPod touch and Apple-branded and third-party accessories.
Note 12 – Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2017 and 2016 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017:
Net sales	$52,579	$45,408	$52,896	$78,351
Gross margin	$19,931	$17,488	$20,591	$30,176
Net income	$10,714	$8,717	$11,029	$17,891

Earnings per share (1):
Basic	$2.08	$1.68	$2.11	$3.38
Diluted	$2.07	$1.67	$2.10	$3.36

Apple Inc. | 2017 Form 10-K | 68

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016:
Net sales	$46,852	$42,358	$50,557	$75,872
Gross margin	$17,813	$16,106	$19,921	$30,423
Net income	$9,014	$7,796	$10,516	$18,361

Earnings per share (1):
Basic	$1.68	$1.43	$1.91	$3.30
Diluted	$1.67	$1.42	$1.90	$3.28

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Apple Inc. | 2017 Form 10-K | 69

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Apple Inc.
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 30, 2017 and September 24, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 30, 2017 and September 24, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
November 3, 2017

Apple Inc. | 2017 Form 10-K | 70

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Apple Inc.
We have audited Apple Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2017 consolidated financial statements of Apple Inc. and our report dated November 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
November 3, 2017

Apple Inc. | 2017 Form 10-K | 71

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

Apple Inc. | 2017 Form 10-K | 72

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders and is incorporated herein by reference.
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
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2017” under the heading “Directors” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Apple Inc. | 2017 Form 10-K | 73

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

(3)	Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14
3.2	Amended and Restated Bylaws of the Registrant effective as of December 13, 2016.	8-K	3.2	12/15/16
4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of June 10, 2015, including forms of global notes representing the 0.350% Notes due 2020.	8-K	4.1	6/10/15

Apple Inc. | 2017 Form 10-K | 74

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.10	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.11	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.12	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.13	Officer’s Certificate of the Registrant, dated as of June 22, 2016, including form of global note representing 4.15% Notes due 2046.	8-K	4.1	6/22/16
4.14	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.15	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.16	Officer’s Certificate of the Registrant, dated as of March 3, 2017, including form of global note representing 4.300% Notes due 2047.	8-K	4.1	3/3/17
4.17	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.18	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.19	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.20	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.21	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	1997 Director Stock Plan, as amended through August 23, 2012.	10-Q	10.3	12/28/13
10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10
10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10
10.6*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of April 6, 2012.	10-Q	10.8	3/31/12
10.7*	Summary Description of Amendment, effective as of May 24, 2012, to certain Restricted Stock Unit Award Agreements outstanding as of April 5, 2012.	10-Q	10.8	6/30/12
10.8*, **	2014 Employee Stock Plan, as amended and restated as of October 1, 2017.
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan as of February 28, 2014.	8-K	10.2	3/5/14
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of February 28, 2014.	8-K	10.3	3/5/14
10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.11	9/27/14

Apple Inc. | 2017 Form 10-K | 75

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.12	9/27/14
10.13*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14
10.14*	Offer Letter, dated August 1, 2013, from the Registrant to Angela Ahrendts.	10-Q	10.14	12/27/14
10.15*	Form of Restricted Stock Unit Award Agreement under the 1997 Director Stock Plan as of November 17, 2015.	10-Q	10.15	12/26/15
10.16*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.16	3/26/16
10.17*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.17	3/26/16
10.18*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.18	9/24/16
10.19*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.19	9/24/16
10.20*, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.
10.21*, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.
12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)
Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Item 16.	Form 10-K Summary
None.

Apple Inc. | 2017 Form 10-K | 76

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 3, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	November 3, 2017
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 3, 2017
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	November 3, 2017
CHRIS KONDO

/s/ James A. Bell	Director	November 3, 2017
JAMES A. BELL

/s/ Al Gore	Director	November 3, 2017
AL GORE

/s/ Robert A. Iger	Director	November 3, 2017
ROBERT A. IGER

/s/ Andrea Jung	Director	November 3, 2017
ANDREA JUNG

/s/ Arthur D. Levinson	Director	November 3, 2017
ARTHUR D. LEVINSON

/s/ Ronald D. Sugar	Director	November 3, 2017
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	November 3, 2017
SUSAN L. WAGNER

Apple Inc. | 2017 Form 10-K | 77