Form 10-Q
period 2017-12-30
APPLE INC
filed 2018-02-02
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
or
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
Yes  ☐    No  ☒

5,074,013,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of January 19, 2018

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 30, 2017

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales	$88,293	$78,351
Cost of sales	54,381	48,175
Gross margin	33,912	30,176

Operating expenses:
Research and development	3,407	2,871
Selling, general and administrative	4,231	3,946
Total operating expenses	7,638	6,817

Operating income	26,274	23,359
Other income/(expense), net	756	821
Income before provision for income taxes	27,030	24,180
Provision for income taxes	6,965	6,289
Net income	$20,065	$17,891

Earnings per share:
Basic	$3.92	$3.38
Diluted	$3.89	$3.36

Shares used in computing earnings per share:
Basic	5,112,877	5,298,661
Diluted	5,157,787	5,327,995

Cash dividends declared per share	$0.63	$0.57
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2018 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 30, 2017	December 31, 2016
Net income	$20,065	$17,891
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $(1) and $76, respectively	40	(375)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(66) and $(228), respectively	88	1,468
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(21) and $(211), respectively	102	306
Total change in unrealized gains/losses on derivative instruments, net of tax	190	1,774

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $464 and $989, respectively	(846)	(1,808)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $41 and $(11), respectively	(75)	20
Total change in unrealized gains/losses on marketable securities, net of tax	(921)	(1,788)

Total other comprehensive income/(loss)	(691)	(389)
Total comprehensive income	$19,374	$17,502
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2018 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 30, 2017	September 30, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$27,491	$20,289
Short-term marketable securities	49,662	53,892
Accounts receivable, less allowances of $59 and $58, respectively	23,440	17,874
Inventories	4,421	4,855
Vendor non-trade receivables	27,459	17,799
Other current assets	11,337	13,936
Total current assets	143,810	128,645

Long-term marketable securities	207,944	194,714
Property, plant and equipment, net	33,679	33,783
Goodwill	5,889	5,717
Acquired intangible assets, net	2,149	2,298
Other non-current assets	13,323	10,162
Total assets	$406,794	$375,319

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$62,985	$49,049
Accrued expenses	26,281	25,744
Deferred revenue	8,044	7,548
Commercial paper	11,980	11,977
Current portion of long-term debt	6,498	6,496
Total current liabilities	115,788	100,814

Deferred revenue, non-current	3,131	2,836
Long-term debt	103,922	97,207
Other non-current liabilities	43,754	40,415
Total liabilities	266,595	241,272

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 5,081,651 and 5,126,201 shares issued and outstanding, respectively	36,447	35,867
Retained earnings	104,593	98,330
Accumulated other comprehensive income/(loss)	(841)	(150)
Total shareholders’ equity	140,199	134,047
Total liabilities and shareholders’ equity	$406,794	$375,319
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2018 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 30, 2017	December 31, 2016
Cash and cash equivalents, beginning of the period	$20,289	$20,484
Operating activities:
Net income	20,065	17,891
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,745	2,987
Share-based compensation expense	1,296	1,256
Deferred income tax expense/(benefit)	(33,737)	1,452
Other	(11)	(274)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,570)	1,697
Inventories	434	(580)
Vendor non-trade receivables	(9,660)	(375)
Other current and non-current assets	(197)	(1,446)
Accounts payable	14,588	2,460
Deferred revenue	791	42
Other current and non-current liabilities	37,549	2,124
Cash generated by operating activities	28,293	27,234
Investing activities:
Purchases of marketable securities	(41,272)	(54,272)
Proceeds from maturities of marketable securities	14,048	6,525
Proceeds from sales of marketable securities	16,801	32,166
Payments made in connection with business acquisitions, net	(173)	(17)
Payments for acquisition of property, plant and equipment	(2,810)	(3,334)
Payments for acquisition of intangible assets	(154)	(86)
Payments for strategic investments, net	(94)	—
Other	64	(104)
Cash used in investing activities	(13,590)	(19,122)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(1,038)	(629)
Payments for dividends and dividend equivalents	(3,339)	(3,130)
Repurchases of common stock	(10,095)	(10,851)
Proceeds from issuance of term debt, net	6,969	—
Change in commercial paper, net	2	2,385
Cash used in financing activities	(7,501)	(12,225)
Increase/(Decrease) in cash and cash equivalents	7,202	(4,113)
Cash and cash equivalents, end of the period	$27,491	$16,371
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,551	$3,510
Cash paid for interest	$623	$497
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2018 Form 10-Q | 4

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, Apple TV®, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store® and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Basis of Presentation and Preparation
The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “2017 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The first quarter of 2018 spanned 13 weeks, whereas a 14th week was added to the first fiscal quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Share-Based Compensation
During the first quarter of 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. Historically, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its Condensed Consolidated Balance Sheets and were classified as a financing activity in its Condensed Consolidated Statements of Cash Flows. As a result of adoption, the Company will prospectively record any excess tax benefits or deficiencies from its equity awards as part of its provision for income taxes in its Condensed Consolidated Statements of Operations in the reporting periods in which equity vesting occurs. The Company elected to apply the cash flow classification requirements related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to cash generated by operating activities in the Condensed Consolidated Statements of Cash Flows of $178 million for the three months ended December 31, 2016.
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested restricted stock units (“RSUs”), unvested restricted stock, outstanding stock options and shares to be purchased by employees under the Company’s employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Apple Inc. | Q1 2018 Form 10-Q | 5

The following table shows the computation of basic and diluted earnings per share for the three months ended December 30, 2017 and December 31, 2016 (net income in millions and shares in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016
Numerator:
Net income	$20,065	$17,891

Denominator:
Weighted-average shares outstanding	5,112,877	5,298,661
Effect of dilutive securities	44,910	29,334
Weighted-average diluted shares	5,157,787	5,327,995

Basic earnings per share	$3.92	$3.38
Diluted earnings per share	$3.89	$3.36
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of December 30, 2017 and September 30, 2017 (in millions):

	December 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,529	$—	$—	$9,529	$9,529	$—	$—

Level 1 (1):
Money market funds	8,570	—	—	8,570	8,570	—	—
Mutual funds	800	—	(92)	708	—	708	—
Subtotal	9,370	—	(92)	9,278	8,570	708	—

Level 2 (2):
U.S. Treasury securities	60,329	4	(502)	59,831	2,268	13,661	43,902
U.S. agency securities	5,384	—	(22)	5,362	1,376	1,980	2,006
Non-U.S. government securities	8,651	206	(60)	8,797	—	223	8,574
Certificates of deposit and time deposits	6,307	—	—	6,307	2,237	3,064	1,006
Commercial paper	5,384	—	—	5,384	3,186	2,198	—
Corporate securities	157,043	506	(681)	156,868	325	27,252	129,291
Municipal securities	971	—	(8)	963	—	110	853
Mortgage- and asset-backed securities	23,052	17	(291)	22,778	—	466	22,312
Subtotal	267,121	733	(1,564)	266,290	9,392	48,954	207,944

Total	$286,020	$733	$(1,656)	$285,097	$27,491	$49,662	$207,944

Apple Inc. | Q1 2018 Form 10-Q | 6

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,982	$—	$—	$7,982	$7,982	$—	$—

Level 1 (1):
Money market funds	6,534	—	—	6,534	6,534	—	—
Mutual funds	799	—	(88)	711	—	711	—
Subtotal	7,333	—	(88)	7,245	6,534	711	—

Level 2 (2):
U.S. Treasury securities	55,254	58	(230)	55,082	865	17,228	36,989
U.S. agency securities	5,162	2	(9)	5,155	1,439	2,057	1,659
Non-U.S. government securities	7,827	210	(37)	8,000	9	123	7,868
Certificates of deposit and time deposits	5,832	—	—	5,832	1,142	3,918	772
Commercial paper	3,640	—	—	3,640	2,146	1,494	—
Corporate securities	152,724	969	(242)	153,451	172	27,591	125,688
Municipal securities	961	4	(1)	964	—	114	850
Mortgage- and asset-backed securities	21,684	35	(175)	21,544	—	656	20,888
Subtotal	253,084	1,278	(694)	253,668	5,773	53,181	194,714

Total	$268,399	$1,278	$(782)	$268,895	$20,289	$53,892	$194,714

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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
The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.
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

Apple Inc. | Q1 2018 Form 10-Q | 7

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
The Company may enter into interest rate swaps, options or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of December 30, 2017 are expected to be recognized within 10 years.
The Company may enter into foreign currency swaps to manage currency risk on its foreign currency-denominated term debt. These instruments may offset a portion of the foreign currency remeasurement gains or losses on the Company’s term debt and related interest payments. The Company designates these instruments as cash flow hedges. The Company’s hedged term debt-related foreign currency transactions as of December 30, 2017 are expected to be recognized within 25 years.
Cash Flow Hedges
The effective portions of cash flow hedges are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in other income/(expense), net in the same period as the related income or expense is recognized. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in other income/(expense), net.
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
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. Amounts recognized in earnings related to non-designated derivatives were not significant for the three-month period ended December 30, 2017. During the three-month period ended December 31, 2016, the Company recognized gains of $273 million, $332 million and $508 million in net sales, cost of sales and other income/(expense), net, respectively.

Apple Inc. | Q1 2018 Form 10-Q | 8

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 30, 2017 and September 30, 2017 (in millions):

	December 30, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$985	$284	$1,269
Interest rate contracts	$100	$—	$100

Derivative liabilities (2):
Foreign exchange contracts	$460	$283	$743
Interest rate contracts	$462	$—	$462

	September 30, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,049	$363	$1,412
Interest rate contracts	$218	$—	$218

Derivative liabilities (2):
Foreign exchange contracts	$759	$501	$1,260
Interest rate contracts	$303	$—	$303

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Apple Inc. | Q1 2018 Form 10-Q | 9

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$153	$1,727
Interest rate contracts	1	7
Total	$154	$1,734

Net investment hedges:
Foreign currency debt	$2	$122

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(124)	$(511)
Interest rate contracts	1	(1)
Total	$(123)	$(512)

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(274)	$(872)

Gains/(Losses) related to hedged items:
Fair value hedges:
Fixed-rate debt	$274	$872
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 30, 2017 and September 30, 2017 (in millions):

	December 30, 2017		September 30, 2017
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$48,337	$985	$56,156	$1,049
Interest rate contracts	$35,250	$100	$33,000	$218

Instruments not designated as accounting hedges:
Foreign exchange contracts	$77,059	$284	$69,774	$363
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

Apple Inc. | Q1 2018 Form 10-Q | 10

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. The net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $230 million and $35 million as of December 30, 2017 and September 30, 2017, respectively, which were recorded as accrued expenses in the Condensed Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 30, 2017 and September 30, 2017, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.3 billion and $1.4 billion, respectively, resulting in a net derivative liability of $66 million and a net derivative asset of $32 million, respectively.
Accounts Receivable
Trade Receivables
The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, resellers, small and mid-sized businesses and education, enterprise and government customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements.
As of December 30, 2017, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 11%. As of September 30, 2017, the Company had two customers that individually represented 10% or more of total trade receivables, each of which accounted for 10%. The Company’s cellular network carriers accounted for 57% and 59% of total trade receivables as of December 30, 2017 and September 30, 2017, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of December 30, 2017, the Company had one vendor that represented 10% or more of total vendor non-trade receivables, which accounted for 66%. As of September 30, 2017, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 42%, 19% and 10%.
Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 30, 2017 and September 30, 2017 (in millions):
Property, Plant and Equipment, Net

	December 30, 2017	September 30, 2017
Land and buildings	$14,189	$13,587
Machinery, equipment and internal-use software	55,479	54,210
Leasehold improvements	7,442	7,279
Gross property, plant and equipment	77,110	75,076
Accumulated depreciation and amortization	(43,431)	(41,293)
Total property, plant and equipment, net	$33,679	$33,783

Apple Inc. | Q1 2018 Form 10-Q | 11

Other Non-Current Liabilities

	December 30, 2017	September 30, 2017
Long-term taxes payable	$34,913	$257
Deferred tax liabilities	548	31,504
Other non-current liabilities	8,293	8,654
Total other non-current liabilities	$43,754	$40,415
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Interest and dividend income	$1,452	$1,224
Interest expense	(734)	(525)
Other income, net	38	122
Total other income/(expense), net	$756	$821
Note 4 – Acquired Intangible Assets
The Company’s acquired intangible assets with definite useful lives primarily consist of patents and licenses. The following table summarizes the components of acquired intangible asset balances as of December 30, 2017 and September 30, 2017 (in millions):

	December 30, 2017			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived and amortizable acquired intangible assets	$7,540	$(5,491)	$2,049	$7,507	$(5,309)	$2,198
Indefinite-lived and non-amortizable acquired intangible assets	100	—	100	100	—	100
Total acquired intangible assets	$7,640	$(5,491)	$2,149	$7,607	$(5,309)	$2,298
Note 5 – Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. During the first quarter of 2018, the Company recognized a provision for income taxes of $7.0 billion, of which $2.6 billion was considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The Company’s provisional estimate of $2.6 billion included $1.8 billion related to the impact of remeasuring the Company’s deferred tax balances to reflect the new tax rate and approximately $800 million, net, associated with the deemed repatriation tax.
Deferred Tax Balances
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse. In addition, the Company elected to record certain deferred tax assets and liabilities related to the minimum tax on certain future foreign earnings. The provisional estimate of $1.8 billion incorporates assumptions made based upon the best available interpretation of the Act and may change as the Company receives additional clarification and implementation guidance.

Apple Inc. | Q1 2018 Form 10-Q | 12

Deemed Repatriation Tax
As of September 30, 2017, the Company had a U.S. deferred tax liability of $36.4 billion for deferred foreign income. As a result of the deemed repatriation tax, which is based on the Company’s total post-1986 deferred foreign income, the Company replaced $36.1 billion of its U.S. deferred tax liability with a provisional tax payable of $38.0 billion. The estimate of the deemed repatriation tax is based, in part, on the amount of cash and other specified assets anticipated to be held by the Company’s foreign subsidiaries as of September 29, 2018. As a result, the final amount may change as the amounts are finalized. The Company plans to pay the tax payable in installments in accordance with the Act.
Unrecognized Tax Benefits
As of December 30, 2017, the Company recorded gross unrecognized tax benefits of $9.0 billion. These gross unrecognized tax benefits have been offset by certain tax deposits and a $1.1 billion reduction for the estimated impact of the deemed repatriation tax, with the net unrecognized tax benefits classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. Upon recognition, $7.7 billion of the unrecognized tax benefits would affect the Company’s effective tax rate. The Company had $1.4 billion of gross interest and penalties accrued as of December 30, 2017, which is also classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by as much as $2.9 billion.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. Although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. Once the recovery amount is finalized by Ireland, the Company anticipates funding it by placing amounts into escrow in 2018, pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both December 30, 2017 and September 30, 2017, the Company had $12.0 billion of Commercial Paper outstanding with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 1.33% as of December 30, 2017 and 1.20% as of September 30, 2017.
The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Maturities less than 90 days:
Proceeds from/(Repayments of) commercial paper, net	$1,621	$1,550

Maturities greater than 90 days:
Proceeds from commercial paper	3,441	2,544
Repayments of commercial paper	(5,060)	(1,709)
Proceeds from/(Repayments of) commercial paper, net	(1,619)	835

Total change in commercial paper, net	$2	$2,385

Apple Inc. | Q1 2018 Form 10-Q | 13

Term Debt
As of December 30, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $111.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar-denominated and Australian dollar-denominated floating-rate notes, semi-annually for the U.S. dollar-denominated, Australian dollar-denominated, British pound-denominated, Japanese yen-denominated and Canadian dollar-denominated fixed-rate notes and annually for the euro-denominated and Swiss franc-denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of December 30, 2017 and September 30, 2017:

	Maturities			December 30, 2017				September 30, 2017
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018		2018	$2,000	1.10%		1.10%	$2,000	1.10%		1.10%
Fixed-rate 1.000% – 3.850% notes	2018	–	2043	12,500	1.08%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2019		2019	1,000	1.69%		1.69%	1,000	1.61%		1.61%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	1.69%	–	4.48%	8,500	1.61%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,544	1.65%	–	1.87%	1,549	1.56%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,555	0.28%	–	4.51%	24,522	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	1.53%	–	2.59%	1,350	1.45%	–	2.44%
Fixed-rate 1.100% – 4.650% notes	2018	–	2046	23,635	1.13%	–	4.78%	23,645	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2019	–	2022	3,250	1.48%	–	1.90%	3,250	1.38%	–	1.81%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	25,699	1.54%	–	4.30%	25,705	1.51%	–	4.30%

First quarter 2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% notes			2019	1,000			1.83%	—			—%
Fixed-rate 2.000% notes			2020	1,000			2.03%	—			—%
Fixed-rate 2.400% notes			2023	750			1.93%	—			—%
Fixed-rate 2.750% notes			2025	1,500			2.77%	—			—%
Fixed-rate 3.000% notes			2027	1,500			2.13%	—			—%
Fixed-rate 3.750% notes			2047	1,250			3.80%	—			—%
Total term debt				111,033				104,021

Unamortized premium/(discount) and issuance costs, net				(246)				(225)
Hedge accounting fair value adjustments				(367)				(93)
Less: Current portion of long-term debt				(6,498)				(6,496)
Total long-term debt				$103,922				$97,207
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
A portion of the Company’s Japanese yen-denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of December 30, 2017 and September 30, 2017, the carrying value of the debt designated as a net investment hedge was $1.4 billion and $1.6 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $695 million and $509 million of interest expense on its term debt for the three months ended December 30, 2017 and December 31, 2016, respectively.
As of December 30, 2017 and September 30, 2017, the fair value of the Company’s Notes, based on Level 2 inputs, was $113.5 billion and $106.1 billion, respectively.

Apple Inc. | Q1 2018 Form 10-Q | 14

Note 7 – Shareholders’ Equity
Dividends
The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2018:
First quarter	$0.63	$3,232

2017:
Fourth quarter	$0.63	$3,252
Third quarter	0.63	3,281
Second quarter	0.57	2,988
First quarter	0.57	3,042
Total cash dividends declared and paid	$2.40	$12,563
Future dividends are subject to declaration by the Board of Directors.
Share Repurchase Program
In May 2017, the Company’s Board of Directors increased the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock, of which $176 billion had been utilized as of December 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
The following table shows the Company’s ASR activity and related information during the three months ended December 30, 2017 and the year ended September 30, 2017:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
November 2017 ASR	February 2018	23,602	(1)	(1)	$5,000
August 2017 ASR	November 2017	18,887	(2)	$158.84	$3,000
May 2017 ASR	August 2017	20,108		$149.20	$3,000
February 2017 ASR	May 2017	20,949		$143.20	$3,000
November 2016 ASR	February 2017	51,157		$117.29	$6,000
August 2016 ASR	November 2016	26,850		$111.73	$3,000

(1)
“Number of Shares” represents those shares delivered at the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period based on the volume-weighted average price of the Company’s common stock during that period. The November 2017 ASR purchase period will end in February 2018.

(2)
Includes 15.1 million shares delivered and retired at the beginning of the purchase period, which began in the fourth quarter of 2017, and 3.8 million shares delivered and retired at the end of the purchase period, which concluded in the first quarter of 2018.

Apple Inc. | Q1 2018 Form 10-Q | 15

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2018:
First quarter	30,181	$169.26	$5,109

2017:
Fourth quarter	29,073	$154.78	$4,500
Third quarter	30,356	$148.24	4,500
Second quarter	31,070	$128.74	4,001
First quarter	44,333	$112.78	5,000
Total open market common stock repurchases	134,832		$18,001
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
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three months ended December 30, 2017 and December 31, 2016 (in millions):

		Three Months Ended
Comprehensive Income Components	Financial Statement Line Item	December 30, 2017	December 31, 2016
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Net sales	$184	$(101)
	Cost of sales	(27)	13
	Other income/(expense), net	(33)	604
Interest rate contracts	Other income/(expense), net	(1)	1
		123	517
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(116)	31
Total amounts reclassified from AOCI		$7	$548
The following table shows the changes in AOCI by component for the three months ended December 30, 2017 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 30, 2017	$(354)	$(124)	$328	$(150)
Other comprehensive income/(loss) before reclassifications	41	154	(1,310)	(1,115)
Amounts reclassified from AOCI	—	123	(116)	7
Tax effect	(1)	(87)	505	417
Other comprehensive income/(loss)	40	190	(921)	(691)
Balances as of December 30, 2017	$(314)	$66	$(593)	$(841)

Apple Inc. | Q1 2018 Form 10-Q | 16

Note 9 – Benefit Plans
Stock Plans
The Company had 273.4 million shares reserved for future issuance under its stock plans as of December 30, 2017. RSUs granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plan by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended December 30, 2017, Section 16 officers Angela Ahrendts, Timothy D. Cook, Luca Maestri, Daniel Riccio and Philip Schiller had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 30, 2017 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Aggregate Fair Value (in millions)
Balance as of September 30, 2017	97,571	$110.33
RSUs granted	35,853	$157.49
RSUs vested	(19,741)	$102.40
RSUs canceled	(1,316)	$121.76
Balance as of December 30, 2017	112,367	$126.64	$19,016
The fair value as of the respective vesting dates of RSUs was $3.1 billion and $2.2 billion for the three months ended December 30, 2017 and December 31, 2016, respectively.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Cost of sales	$252	$229
Research and development	646	589
Selling, general and administrative	398	438
Total share-based compensation expense	$1,296	$1,256
The income tax benefit related to share-based compensation expense was $631 million and $465 million for the three months ended December 30, 2017 and December 31, 2016, respectively. As of December 30, 2017, the total unrecognized compensation cost related to outstanding RSUs, restricted stock and stock options was $12.1 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Apple Inc. | Q1 2018 Form 10-Q | 17

Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Beginning accrued warranty and related costs	$3,834	$3,702
Cost of warranty claims	(982)	(1,337)
Accruals for product warranty	1,471	2,333
Ending accrued warranty and related costs	$4,323	$4,698
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

Apple Inc. | Q1 2018 Form 10-Q | 18

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
Other Off-Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. As of December 30, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $9.6 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Unconditional Purchase Obligations
The Company has entered into certain off-balance sheet arrangements which require the future purchase of goods or services (“Unconditional Purchase Obligations”). The Company’s Unconditional Purchase Obligations primarily consist of payments for supplier arrangements, internet and telecommunication services and intellectual property licenses. As of December 30, 2017, the Company’s total future payments under noncancelable Unconditional Purchase Obligations having a remaining term in excess of one year were $8.7 billion.
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
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2017 Form 10-K.

Apple Inc. | Q1 2018 Form 10-Q | 19

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
The following table shows information by reportable segment for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Americas:
Net sales	$35,193	$31,968
Operating income	$11,316	$10,494

Europe:
Net sales	$21,054	$18,521
Operating income	$6,893	$5,736

Greater China:
Net sales	$17,956	$16,233
Operating income	$6,908	$6,176

Japan:
Net sales	$7,237	$5,766
Operating income	$3,082	$2,673

Rest of Asia Pacific:
Net sales	$6,853	$5,863
Operating income	$2,575	$2,229
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 30, 2017 and December 31, 2016 is as follows (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Segment operating income	$30,774	$27,308
Research and development expense	(3,407)	(2,871)
Other corporate expenses, net	(1,093)	(1,078)
Total operating income	$26,274	$23,359

Apple Inc. | Q1 2018 Form 10-Q | 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (the “2017 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, Apple TV, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, iBooks Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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

Apple Inc. | Q1 2018 Form 10-Q | 21

Business Seasonality and Product Introductions
The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. Product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and channel inventory of a particular product often declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of the Company’s future pattern of product introductions, future net sales or financial performance.
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The first quarter of 2018 spanned 13 weeks, whereas a 14th week was added to the first quarter of 2017, as is done every five or six years, to realign fiscal quarters with calendar quarters.
First Quarter Fiscal 2018 Highlights
Net sales increased 13% or $9.9 billion during the first quarter of 2018 compared to the same quarter in 2017, primarily driven by growth in iPhone, Other Products and Services. The year-over-year increase in net sales reflected growth in all of the Company’s geographic reportable segments. The Company began shipping iPhone X in November 2017 and iMac Pro™ in December 2017.
The Company spent $10.1 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.3 billion during the first quarter of 2018. Additionally, the Company issued $7.0 billion of U.S. dollar-denominated term debt.
Sales Data
The following table shows net sales by reportable segment and net sales and unit sales by product for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net Sales by Reportable Segment:
Americas	$35,193	$31,968	10%
Europe	21,054	18,521	14%
Greater China	17,956	16,233	11%
Japan	7,237	5,766	26%
Rest of Asia Pacific	6,853	5,863	17%
Total net sales	$88,293	$78,351	13%

Net Sales by Product:
iPhone (1)	$61,576	$54,378	13%
iPad (1)	5,862	5,533	6%
Mac (1)	6,895	7,244	(5)%
Services (2)	8,471	7,172	18%
Other Products (1)(3)	5,489	4,024	36%
Total net sales	$88,293	$78,351	13%

Unit Sales by Product:
iPhone	77,316	78,290	(1)%
iPad	13,170	13,081	1%
Mac	5,112	5,374	(5)%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of Apple TV, Apple Watch, Beats® products, iPod touch and Apple-branded and third-party accessories.

Apple Inc. | Q1 2018 Form 10-Q | 22

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$61,576	$54,378	13%
Percentage of total net sales	70%	69%
Unit sales	77,316	78,290	(1)%
iPhone net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to a different mix of iPhones with higher average selling prices.
iPad
The following table presents iPad net sales and unit sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$5,862	$5,533	6%
Percentage of total net sales	7%	7%
Unit sales	13,170	13,081	1%
iPad net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to a different mix of iPads with higher average selling prices.
Mac
The following table presents Mac net sales and unit sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions and units in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$6,895	$7,244	(5)%
Percentage of total net sales	8%	9%
Unit sales	5,112	5,374	(5)%
Mac net sales decreased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to lower Mac unit sales given the positive impact of the MacBook Pro® launch during the first quarter of 2017 on that quarter’s results.
Services
The following table presents Services net sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$8,471	$7,172	18%
Percentage of total net sales	10%	9%
The year-over-year growth in Services net sales in the first quarter of 2018 was due primarily to increases in licensing and App Store sales.

Apple Inc. | Q1 2018 Form 10-Q | 23

Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”
Americas
The following table presents Americas net sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$35,193	$31,968	10%
Percentage of total net sales	40%	41%
Americas net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to higher net sales of iPhone and Other Products.
Europe
The following table presents Europe net sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$21,054	$18,521	14%
Percentage of total net sales	24%	24%
Europe net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a favorable year-over-year impact on Europe net sales during the first quarter of 2018.
Greater China
The following table presents Greater China net sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$17,956	$16,233	11%
Percentage of total net sales	20%	21%
Greater China net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to higher net sales of iPhone and Services.

Apple Inc. | Q1 2018 Form 10-Q | 24

Japan
The following table presents Japan net sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$7,237	$5,766	26%
Percentage of total net sales	8%	7%
Japan net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to higher net sales of iPhone, partially offset by the weakness in the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the three months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Net sales	$6,853	$5,863	17%
Percentage of total net sales	8%	7%
Rest of Asia Pacific net sales increased during the first quarter of 2018 compared to the same quarter in 2017 due primarily to higher net sales of iPhone and Services.
Gross Margin
Gross margin for the three months ended December 30, 2017 and December 31, 2016 was as follows (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales	$88,293	$78,351
Cost of sales	54,381	48,175
Gross margin	$33,912	$30,176
Gross margin percentage	38.4%	38.5%
Gross margin percentage during the first quarter of 2018 compared to the same quarter in 2017 was relatively flat.
The Company anticipates gross margin percentage during the second quarter of 2018 to be between 38.0% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the second quarter of 2018 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products; compressed product life cycles; product transitions; potential increases in the cost of components and outside manufacturing services; the Company’s ability to manage product quality and warranty costs effectively; and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.

Apple Inc. | Q1 2018 Form 10-Q | 25

Operating Expenses
Operating expenses for the three months ended December 30, 2017 and December 31, 2016 were as follows (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Research and development	$3,407	$2,871
Percentage of total net sales	4%	4%
Selling, general and administrative	$4,231	$3,946
Percentage of total net sales	5%	5%
Total operating expenses	$7,638	$6,817
Percentage of total net sales	9%	9%
Research and Development
The growth in R&D expense during the first quarter of 2018 compared to the same quarter in 2017 was driven primarily by increases in headcount-related expenses and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2018 compared to the same quarter in 2017 was driven primarily by higher spending on marketing and advertising, and an increase in infrastructure-related costs.
Other Income/(Expense), Net
Other income/(expense), net for the three months ended December 30, 2017 and December 31, 2016 was as follows (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Interest and dividend income	$1,452	$1,224
Interest expense	(734)	(525)
Other income, net	38	122
Total other income/(expense), net	$756	$821	(8)%
The decrease in other income/(expense), net during the first quarter of 2018 compared to the same quarter in 2017 was due primarily to the impact of foreign exchange-related items and higher interest expense on debt, partially offset by higher interest income and realized gains on sales of marketable securities. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.11% and 1.87% in the first quarter of 2018 and 2017, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the three months ended December 30, 2017 and December 31, 2016 were as follows (dollars in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Provision for income taxes	$6,965	$6,289
Effective tax rate	25.8%	26.0%

Apple Inc. | Q1 2018 Form 10-Q | 26

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. By operation of law, the Company will apply a blended U.S. statutory federal income tax rate of 24.5% for 2018. The Act also created a new minimum tax on certain future foreign earnings.
The Company’s effective tax rate of 25.8% for the first quarter of 2018 differs from the blended rate of 24.5% due primarily to the remeasurement of deferred tax assets and liabilities, partially offset by the impact of taxes on foreign earnings. The Company’s effective tax rate for the first quarter of 2018 is slightly lower than the first quarter of 2017 due to the lower U.S. statutory blended tax rate, primarily offset by the remeasurement of deferred tax assets and liabilities.
The Company anticipates its effective tax rate for the remainder of 2018 to be approximately 15%. The foregoing statement regarding the Company’s expected effective tax rate during 2018 is forward-looking and could differ from actual results. The Company’s future expected tax rate can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.”
The Company’s effective tax rate for the first quarter of 2017 differed from the U.S. statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes were provided when such earnings were intended to be indefinitely reinvested outside the U.S.
The Company is subject to audits by federal, state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. Although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. Once the recovery amount is finalized by Ireland, the Company anticipates funding it by placing amounts into escrow in 2018, pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
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

Apple Inc. | Q1 2018 Form 10-Q | 27

Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company will adopt ASU 2016-16 in its first quarter of 2019 utilizing the modified retrospective transition method. Currently, the Company estimates recording up to $4 billion of net deferred tax assets on its Condensed Consolidated Balance Sheets upon adoption. However, the ultimate impact of adopting ASU 2016-16 will depend on the balance of intellectual property transferred between its subsidiaries as of the adoption date, as well as the deferred tax impact of the minimum tax on certain future foreign earnings. The Company will recognize incremental deferred income tax expense thereafter as these net deferred tax assets are utilized.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2020 utilizing the modified retrospective transition method. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates recording lease assets and liabilities in excess of $9.6 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
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

Apple Inc. | Q1 2018 Form 10-Q | 28

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of December 30, 2017 and September 30, 2017 and for the first three months of 2018 and 2017 (in millions):

	December 30, 2017	September 30, 2017
Cash, cash equivalents and marketable securities	$285,097	$268,895
Property, plant and equipment, net	$33,679	$33,783
Commercial paper	$11,980	$11,977
Total term debt	$110,420	$103,703
Working capital	$28,022	$27,831

	Three Months Ended
	December 30, 2017	December 31, 2016
Cash generated by operating activities (1)	$28,293	$27,234
Cash used in investing activities	$(13,590)	$(19,122)
Cash used in financing activities (1)	$(7,501)	$(12,225)

(1)
Refer to Note 1, “Summary of Significant Accounting Polices” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on the prior period reclassification related to the Company’s adoption of ASU 2016-09.

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months. The Company currently anticipates the cash used for future dividends, the share repurchase program and debt repayments will come from its current cash and cash generated from ongoing operating activities.
In connection with the State Aid Decision, Ireland is still computing the recovery amount. The Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. Once the recovery amount is finalized by Ireland, the Company anticipates funding it by placing amounts into escrow in 2018, pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
During the three months ended December 30, 2017, cash generated by operating activities of $28.3 billion was a result of $20.1 billion of net income and an increase in the net change in operating assets and liabilities of $37.9 billion, partially offset by non-cash adjustments to net income of $29.7 billion. Cash used in investing activities of $13.6 billion during the three months ended December 30, 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $10.4 billion and cash used to acquire property, plant and equipment of $2.8 billion. Cash used in financing activities of $7.5 billion during the three months ended December 30, 2017 consisted primarily of cash used to repurchase common stock of $10.1 billion and cash used to pay dividends and dividend equivalents of $3.3 billion, partially offset by proceeds from the issuance of term debt, net of $7.0 billion.
During the three months ended December 31, 2016, cash generated by operating activities of $27.2 billion was a result of $17.9 billion of net income, non-cash adjustments to net income of $5.4 billion and an increase in the net change in operating assets and liabilities of $3.9 billion. Cash used in investing activities of $19.1 billion during the three months ended December 31, 2016 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $15.6 billion and cash used to acquire property, plant and equipment of $3.3 billion. Cash used in financing activities of $12.2 billion during the three months ended December 31, 2016 consisted primarily of cash used to repurchase common stock of $10.9 billion and cash used to pay dividends and dividend equivalents of $3.1 billion, partially offset by proceeds from commercial paper, net of $2.4 billion.
Capital Assets
The Company’s capital expenditures were $2.2 billion during the first three months of 2018. The Company anticipates utilizing approximately $16.0 billion for capital expenditures during 2018, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Apple Inc. | Q1 2018 Form 10-Q | 29

Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 30, 2017, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 1.33% and maturities generally less than nine months.
As of December 30, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $111.0 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
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
As of December 30, 2017, $176 billion of the share repurchase program had been utilized. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through December 30, 2017 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q1 2018	$3,339	$5,000	$5,109	$1,038	$14,486
2017	12,769	15,000	18,001	1,874	47,644
2016	12,150	12,000	17,000	1,570	42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$63,997	$72,950	$103,136	$8,277	$248,360
The Company expects to execute its capital return program by the end of March 2019 by paying dividends and dividend equivalents, repurchasing shares and remitting withheld taxes related to net share settlement of restricted stock units. The Company plans to use current cash and cash generated from ongoing operating activities to fund its capital return program.
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
Operating Leases
As of December 30, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $9.6 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.

Apple Inc. | Q1 2018 Form 10-Q | 30

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 30, 2017, the Company expects to pay $33.5 billion under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consisted of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services and other obligations. As of December 30, 2017, the Company had other purchase obligations of $7.2 billion.
Other Non-Current Liabilities
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of long-term taxes payable of $34.9 billion, and net unrecognized tax benefits and related interest and penalties of $6.8 billion. The Company plans to pay the tax payable in installments in accordance with the Act. The Company is unable to make a reasonably reliable estimate of the timing of payments related to unrecognized tax benefits due to uncertainties in the timing of tax audit outcomes.
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
Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2017 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2017 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. With the exception of Income Taxes, there have been no material changes to the Company’s critical accounting policies and estimates since the 2017 Form 10-K.

Apple Inc. | Q1 2018 Form 10-Q | 31

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
On December 22, 2017, the U.S. enacted the Act, which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. During the first quarter of 2018, the Company recognized a provision for income taxes of $7.0 billion, of which $2.6 billion was considered a provisional estimate under the SEC Staff Accounting Bulletin No. 118. The Company’s provisional estimate of $2.6 billion included $1.8 billion related to the impact of remeasuring the Company’s deferred tax balances to reflect the new tax rate and approximately $800 million, net, associated with the deemed repatriation tax. Resolution of the provisional estimates of the Act’s effects different from the assumptions made by the Company could have a material impact on the Company’s financial condition and operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2018. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2017 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q1 2018 Form 10-Q | 32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2018 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2017 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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

Apple Inc. | Q1 2018 Form 10-Q | 33

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

Apple Inc. | Q1 2018 Form 10-Q | 34

The Company depends on the performance of distributors, carriers and other resellers.
The Company distributes its products through cellular network carriers, wholesalers, national and regional retailers and resellers, many of whom distribute products from competing manufacturers. The Company also sells its products and third-party products in most of its major markets directly to education, enterprise and government customers and consumers and small and mid-sized businesses through its retail and online stores.
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

Apple Inc. | Q1 2018 Form 10-Q | 35

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

Apple Inc. | Q1 2018 Form 10-Q | 36

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

Apple Inc. | Q1 2018 Form 10-Q | 37

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
The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs and political instability. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectibility risk on its trade receivables with customers in certain international markets. There can be no assurance the Company can effectively limit its credit risk and avoid losses.

Apple Inc. | Q1 2018 Form 10-Q | 38

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

Apple Inc. | Q1 2018 Form 10-Q | 39

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

Apple Inc. | Q1 2018 Form 10-Q | 40

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

Apple Inc. | Q1 2018 Form 10-Q | 41

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party financing arrangements or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 30, 2017, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

Apple Inc. | Q1 2018 Form 10-Q | 42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 30, 2017 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 to November 4, 2017:
Open market and privately negotiated purchases	6,308		$158.53	6,308

November 5, 2017 to December 2, 2017:
August 2017 ASR	3,818		(2)	3,818
November 2017 ASR	23,602	(3)	(3)	23,602	(3)
Open market and privately negotiated purchases	12,166		$172.61	12,166

December 3, 2017 to December 30, 2017:
Open market and privately negotiated purchases	11,707		$171.55	11,707
Total	57,601					$33,914

(1)
In May 2017, the Company’s Board of Directors increased the share repurchase authorization from $175 billion to $210 billion of the Company’s common stock, of which $176 billion had been utilized as of December 30, 2017. The remaining $34 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In August 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $3.0 billion of the Company’s common stock. In November 2017, the purchase period for this ASR ended and an additional 3.8 million shares were delivered and retired. In total, 18.9 million shares were delivered under this ASR at an average repurchase price of $158.84.

(3)
In November 2017, the Company entered into a new ASR to purchase up to $5.0 billion of the Company’s common stock. In exchange for up-front payments totaling $5.0 billion, the financial institutions that are party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in February 2018. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q1 2018 Form 10-Q | 43

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

Apple Inc. | Q1 2018 Form 10-Q | 44

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2018	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q1 2018 Form 10-Q | 45