Form 10-Q
period 2018-03-31
APPLE INC
filed 2018-05-02
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36743

Apple Inc.
(Exact name of Registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Apple Park Way Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)
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
Yes  ☐    No  ☒

4,915,138,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of April 20, 2018

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$61,137	$52,896	$149,430	$131,247
Cost of sales	37,715	32,305	92,096	80,480
Gross margin	23,422	20,591	57,334	50,767

Operating expenses:
Research and development	3,378	2,776	6,785	5,647
Selling, general and administrative	4,150	3,718	8,381	7,664
Total operating expenses	7,528	6,494	15,166	13,311

Operating income	15,894	14,097	42,168	37,456
Other income/(expense), net	274	587	1,030	1,408
Income before provision for income taxes	16,168	14,684	43,198	38,864
Provision for income taxes	2,346	3,655	9,311	9,944
Net income	$13,822	$11,029	$33,887	$28,920

Earnings per share:
Basic	$2.75	$2.11	$6.69	$5.50
Diluted	$2.73	$2.10	$6.63	$5.46

Shares used in computing earnings per share:
Basic	5,024,877	5,225,791	5,068,877	5,262,226
Diluted	5,068,493	5,261,688	5,113,140	5,294,841

Cash dividends declared per share	$0.63	$0.57	$1.26	$1.14
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2018 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$13,822	$11,029	$33,887	$28,920
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $8, $(44), $7 and $32, respectively	263	214	303	(161)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(64), $(25), $(130) and $(253), respectively	(27)	(300)	61	1,168
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $77, $311, $56 and $100, respectively	(207)	(1,032)	(105)	(726)
Total change in unrealized gains/losses on derivative instruments, net of tax	(234)	(1,332)	(44)	442

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $541, $(256), $1,005 and $733, respectively	(2,003)	464	(2,849)	(1,344)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(7), $7, $34 and $(4), respectively	29	(13)	(46)	7
Total change in unrealized gains/losses on marketable securities, net of tax	(1,974)	451	(2,895)	(1,337)

Total other comprehensive income/(loss)	(1,945)	(667)	(2,636)	(1,056)
Total comprehensive income	$11,877	$10,362	$31,251	$27,864
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2018 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	March 31, 2018	September 30, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$45,059	$20,289
Short-term marketable securities	42,881	53,892
Accounts receivable, less allowances of $60 and $58, respectively	14,324	17,874
Inventories	7,662	4,855
Vendor non-trade receivables	8,084	17,799
Other current assets	12,043	13,936
Total current assets	130,053	128,645

Long-term marketable securities	179,286	194,714
Property, plant and equipment, net	35,077	33,783
Other non-current assets	23,086	18,177
Total assets	$367,502	$375,319

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$34,311	$49,049
Accrued expenses	26,756	25,744
Deferred revenue	7,775	7,548
Commercial paper	11,980	11,977
Current portion of long-term debt	8,498	6,496
Total current liabilities	89,320	100,814

Deferred revenue, non-current	3,087	2,836
Long-term debt	101,362	97,207
Other non-current liabilities	46,855	40,415
Total liabilities	240,624	241,272

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,943,282 and 5,126,201 shares issued and outstanding, respectively	38,044	35,867
Retained earnings	91,898	98,330
Accumulated other comprehensive income/(loss)	(3,064)	(150)
Total shareholders’ equity	126,878	134,047
Total liabilities and shareholders’ equity	$367,502	$375,319
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2018 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash and cash equivalents, beginning of the period	$20,289	$20,484
Operating activities:
Net income	33,887	28,920
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,484	5,319
Share-based compensation expense	2,644	2,473
Deferred income tax expense/(benefit)	(34,235)	2,822
Other	(151)	(209)
Changes in operating assets and liabilities:
Accounts receivable, net	3,523	4,183
Inventories	(2,807)	(778)
Vendor non-trade receivables	9,715	4,512
Other current and non-current assets	(1,053)	(896)
Accounts payable	(13,220)	(6,862)
Deferred revenue	478	(221)
Other current and non-current liabilities	39,158	541
Cash generated by operating activities	43,423	39,804
Investing activities:
Purchases of marketable securities	(48,449)	(99,821)
Proceeds from maturities of marketable securities	31,884	12,429
Proceeds from sales of marketable securities	38,942	60,454
Payments for acquisition of property, plant and equipment	(7,005)	(6,309)
Payments made in connection with business acquisitions, net	(305)	(67)
Other	53	(10)
Cash generated by/(used in) investing activities	15,120	(33,324)
Financing activities:
Proceeds from issuance of common stock	327	273
Payments for taxes related to net share settlement of equity awards	(1,190)	(788)
Payments for dividends and dividend equivalents	(6,529)	(6,134)
Repurchases of common stock	(32,851)	(18,012)
Proceeds from issuance of term debt, net	6,969	10,975
Repayments of term debt	(500)	—
Change in commercial paper, net	1	1,879
Cash used in financing activities	(33,773)	(11,807)
Increase/(Decrease) in cash and cash equivalents	24,770	(5,327)
Cash and cash equivalents, end of the period	$45,059	$15,157
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$6,340	$6,878
Cash paid for interest	$1,356	$1,007
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2018 Form 10-Q | 4

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, AirPods®, Apple TV®, HomePod™, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store® and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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
Share-Based Compensation
During the first quarter of 2018, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. Historically, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its Condensed Consolidated Balance Sheets and were classified as a financing activity in its Condensed Consolidated Statements of Cash Flows. Beginning in 2018, the Company records any excess tax benefits or deficiencies from its equity awards as part of the provision for income taxes in its Condensed Consolidated Statements of Operations in the reporting periods in which equity vesting occurs. The Company elected to apply the cash flow classification requirements related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to cash generated by operating activities in the Condensed Consolidated Statements of Cash Flows of $225 million for the six months ended April 1, 2017.

Apple Inc. | Q2 2018 Form 10-Q | 5

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Numerator:
Net income	$13,822	$11,029	$33,887	$28,920

Denominator:
Weighted-average basic shares outstanding	5,024,877	5,225,791	5,068,877	5,262,226
Effect of dilutive securities	43,616	35,897	44,263	32,615
Weighted-average diluted shares	5,068,493	5,261,688	5,113,140	5,294,841

Basic earnings per share	$2.75	$2.11	$6.69	$5.50
Diluted earnings per share	$2.73	$2.10	$6.63	$5.46
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of March 31, 2018 and September 30, 2017 (in millions):

	March 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,934	$—	$—	$9,934	$9,934	$—	$—

Level 1 (1):
Money market funds	5,742	—	—	5,742	5,742	—	—
Mutual funds	800	—	(105)	695	—	695	—
Subtotal	6,542	—	(105)	6,437	5,742	695	—

Level 2 (2):
U.S. Treasury securities	56,737	1	(932)	55,806	6,379	9,106	40,321
U.S. agency securities	5,539	—	(39)	5,500	2,837	588	2,075
Non-U.S. government securities	8,247	88	(137)	8,198	—	477	7,721
Certificates of deposit and time deposits	7,266	—	—	7,266	4,611	2,021	634
Commercial paper	17,417	—	—	17,417	15,455	1,962	—
Corporate securities	138,036	176	(1,975)	136,237	101	27,431	108,705
Municipal securities	973	—	(11)	962	—	166	796
Mortgage- and asset-backed securities	19,966	9	(506)	19,469	—	435	19,034
Subtotal	254,181	274	(3,600)	250,855	29,383	42,186	179,286

Total	$270,657	$274	$(3,705)	$267,226	$45,059	$42,881	$179,286

Apple Inc. | Q2 2018 Form 10-Q | 6

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,982	$—	$—	$7,982	$7,982	$—	$—

Level 1 (1):
Money market funds	6,534	—	—	6,534	6,534	—	—
Mutual funds	799	—	(88)	711	—	711	—
Subtotal	7,333	—	(88)	7,245	6,534	711	—

Level 2 (2):
U.S. Treasury securities	55,254	58	(230)	55,082	865	17,228	36,989
U.S. agency securities	5,162	2	(9)	5,155	1,439	2,057	1,659
Non-U.S. government securities	7,827	210	(37)	8,000	9	123	7,868
Certificates of deposit and time deposits	5,832	—	—	5,832	1,142	3,918	772
Commercial paper	3,640	—	—	3,640	2,146	1,494	—
Corporate securities	152,724	969	(242)	153,451	172	27,591	125,688
Municipal securities	961	4	(1)	964	—	114	850
Mortgage- and asset-backed securities	21,684	35	(175)	21,544	—	656	20,888
Subtotal	253,084	1,278	(694)	253,668	5,773	53,181	194,714

Total	$268,399	$1,278	$(782)	$268,895	$20,289	$53,892	$194,714

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 31, 2018 and September 30, 2017 (in millions):

	March 31, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$159,198	$37,266	$196,464
Unrealized losses	$(2,633)	$(1,072)	$(3,705)

	September 30, 2017
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$101,986	$8,290	$110,276
Unrealized losses	$(596)	$(186)	$(782)
The Company typically invests in highly rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

Apple Inc. | Q2 2018 Form 10-Q | 7

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
To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. In addition, the Company may use non-derivative financial instruments, such as its foreign currency–denominated debt, as economic hedges of its net investments in certain foreign subsidiaries. In both of these cases, the Company designates these instruments as net investment hedges.
The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
The Company may enter into interest rate swaps, options or other instruments to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt or investments. The Company designates these instruments as either cash flow or fair value hedges. The Company’s hedged interest rate transactions as of March 31, 2018 are expected to be recognized within 10 years.
The Company may enter into foreign currency swaps to manage currency risk on its foreign currency–denominated term debt. These instruments may offset a portion of the foreign currency remeasurement gains or losses on the Company’s term debt and related interest payments. The Company designates these instruments as cash flow hedges. The Company’s hedged term debt–related foreign currency transactions as of March 31, 2018 are expected to be recognized within 24 years.
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

Apple Inc. | Q2 2018 Form 10-Q | 8

Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three- and six-month periods ended March 31, 2018, respectively, the Company recognized losses of $203 million and $142 million in net sales, losses of $247 million and $212 million in cost of sales and losses of $331 million and $373 million in other income/(expense), net. During the three- and six-month periods ended April 1, 2017, respectively, the Company recognized a loss of $67 million and a gain of $206 million in net sales, a loss of $253 million and a gain of $79 million in cost of sales and a loss of $76 million and a gain of $432 million in other income/(expense), net.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 31, 2018 and September 30, 2017 (in millions):

	March 31, 2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,361	$290	$1,651
Interest rate contracts	$12	$—	$12

Derivative liabilities (2):
Foreign exchange contracts	$651	$514	$1,165
Interest rate contracts	$1,052	$—	$1,052

	September 30, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,049	$363	$1,412
Interest rate contracts	$218	$—	$218

Derivative liabilities (2):
Foreign exchange contracts	$759	$501	$1,260
Interest rate contracts	$303	$—	$303

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Apple Inc. | Q2 2018 Form 10-Q | 9

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$37	$(317)	$190	$1,410
Interest rate contracts	—	2	1	9
Total	$37	$(315)	$191	$1,419

Net investment hedges:
Foreign currency debt	$(33)	$(85)	$(31)	$37

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$287	$1,344	$163	$833
Interest rate contracts	2	(2)	3	(3)
Total	$289	$1,342	$166	$830

Gains/(Losses) on derivative instruments:
Fair value hedges:
Interest rate contracts	$(674)	$(50)	$(948)	$(922)

Gains/(Losses) related to hedged items:
Fair value hedges:
Fixed-rate debt	$674	$50	$948	$922
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 31, 2018 and September 30, 2017 (in millions):

	March 31, 2018		September 30, 2017
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$48,122	$1,361	$56,156	$1,049
Interest rate contracts	$35,250	$12	$33,000	$218

Instruments not designated as accounting hedges:
Foreign exchange contracts	$61,179	$290	$69,774	$363
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

Apple Inc. | Q2 2018 Form 10-Q | 10

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of March 31, 2018, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $241 million, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 30, 2017, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $35 million, which was recorded as accrued expenses in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of March 31, 2018 and September 30, 2017, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.1 billion and $1.4 billion, respectively, resulting in a net derivative liability of $313 million and a net derivative asset of $32 million, respectively.
Accounts Receivable
Trade Receivables
The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, resellers, small and mid-sized businesses and education, enterprise and government customers. The Company generally does not require collateral from its customers; however, the Company will require collateral or third-party credit support in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements.
The Company had no customers that individually represented 10% or more of total trade receivables as of March 31, 2018. As of September 30, 2017, the Company had two customers that individually represented 10% or more of total trade receivables, each of which accounted for 10%. The Company’s cellular network carriers accounted for 48% and 59% of total trade receivables as of March 31, 2018 and September 30, 2017, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of March 31, 2018, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 44%, 20% and 11%. As of September 30, 2017, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 42%, 19% and 10%.
Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2018 and September 30, 2017 (in millions):
Inventories

	March 31, 2018	September 30, 2017
Components	$5,186	$3,025
Finished goods	2,476	1,830
Total inventories	$7,662	$4,855

Apple Inc. | Q2 2018 Form 10-Q | 11

Property, Plant and Equipment, Net

	March 31, 2018	September 30, 2017
Land and buildings	$14,931	$13,587
Machinery, equipment and internal-use software	57,784	54,210
Leasehold improvements	7,787	7,279
Gross property, plant and equipment	80,502	75,076
Accumulated depreciation and amortization	(45,425)	(41,293)
Total property, plant and equipment, net	$35,077	$33,783
Other Non-Current Liabilities

	March 31, 2018	September 30, 2017
Long-term taxes payable	$34,913	$257
Deferred tax liabilities	548	31,504
Other non-current liabilities	11,394	8,654
Total other non-current liabilities	$46,855	$40,415
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Interest and dividend income	$1,505	$1,282	$2,957	$2,506
Interest expense	(792)	(530)	(1,526)	(1,055)
Other expense, net	(439)	(165)	(401)	(43)
Total other income/(expense), net	$274	$587	$1,030	$1,408
Note 4 – Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. During the first six months of fiscal 2018, the Company recognized income tax expense of $9.3 billion, of which $2.6 billion was a provisional estimate in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and was recognized during the first quarter of 2018. This $2.6 billion provisional estimate included $1.8 billion related to the impact of remeasuring to reduce the Company’s deferred tax balances to reflect the new tax rate, and approximately $800 million associated with the net impact of the deemed repatriation tax.
Deferred Tax Balances
As a result of the Act, the Company remeasured certain deferred tax assets and liabilities based on the revised rates at which they are expected to reverse, including items for which the related income tax effects were originally recognized in OCI. In addition, the Company elected to record certain deferred tax assets and liabilities related to the new minimum tax on certain future foreign earnings. The provisional estimate of $1.8 billion noted above incorporates assumptions based upon the best available interpretation of the Act and may change as the Company receives additional clarification and implementation guidance.
During the second quarter of 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows an entity to elect to reclassify the income tax effects of the Act on items within AOCI to retained earnings. The Company elected to apply the provision of ASU 2018-02 at the beginning of the second quarter of 2018 with a reclassification of net tax benefits related to cumulative foreign currency translation and unrealized gains/losses on derivative instruments and marketable securities, resulting in a $278 million decrease in AOCI and a corresponding increase in retained earnings in the Condensed Consolidated Balance Sheet.

Apple Inc. | Q2 2018 Form 10-Q | 12

Deemed Repatriation Tax
As of September 30, 2017, the Company had a U.S. deferred tax liability of $36.4 billion for deferred foreign income. As a result of the deemed repatriation tax, which is based on the Company’s cumulative post-1986 deferred foreign income, the Company replaced $36.1 billion of its U.S. deferred tax liability with a provisional tax payable of $38.0 billion. This estimate of the deemed repatriation tax is based, in part, on the amount of cash and other specified assets anticipated to be held by the Company’s foreign subsidiaries as of September 29, 2018. Therefore, the tax payable may change as the asset amounts are finalized. The Company plans to pay the tax in installments in accordance with the Act.
Unrecognized Tax Benefits
As of March 31, 2018, the Company had gross unrecognized tax benefits of $9.5 billion. These gross unrecognized tax benefits have been offset by certain tax deposits and a $1.1 billion reduction for the estimated impact of the deemed repatriation tax, with the net unrecognized tax benefits classified as other non-current liabilities in the Condensed Consolidated Balance Sheet. Upon recognition, $8.2 billion of the unrecognized tax benefits would impact the Company’s effective tax rate. The Company had accrued $1.5 billion of gross interest and penalties as of March 31, 2018, which are also classified as other non-current liabilities in the Condensed Consolidated Balance Sheet.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (either by payment, release or a combination of both) in the next 12 months by as much as $3.4 billion.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. Although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. During the third quarter of 2018, the Company expects to begin funding amounts into escrow, where they will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both March 31, 2018 and September 30, 2017, the Company had $12.0 billion of Commercial Paper outstanding with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 1.68% as of March 31, 2018 and 1.20% as of September 30, 2017. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 31, 2018 and April 1, 2017 (in millions):

	Six Months Ended
	March 31, 2018	April 1, 2017
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$4,070	$(1,318)

Maturities greater than 90 days:
Proceeds from commercial paper	5,550	7,057
Repayments of commercial paper	(9,619)	(3,860)
Proceeds from/(Repayments of) commercial paper, net	(4,069)	3,197

Total change in commercial paper, net	$1	$1,879

Apple Inc. | Q2 2018 Form 10-Q | 13

Term Debt
As of March 31, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $111.1 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar–denominated and Australian dollar–denominated floating-rate notes, semi-annually for the U.S. dollar–denominated, Australian dollar–denominated, British pound–denominated, Japanese yen–denominated and Canadian dollar–denominated fixed-rate notes and annually for the euro-denominated and Swiss franc–denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of March 31, 2018 and September 30, 2017:

	Maturities			March 31, 2018				September 30, 2017
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes	2018		2018	$2,000	1.10%		1.10%	$2,000	1.10%		1.10%
Fixed-rate 1.000% – 3.850% notes	2018	–	2043	12,500	1.08%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2019		2019	1,000	2.09%		2.09%	1,000	1.61%		1.61%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	2.09%	–	4.48%	8,500	1.61%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,537	1.87%	–	2.12%	1,549	1.56%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	25,094	0.28%	–	4.51%	24,522	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	1.93%	–	3.05%	1,350	1.45%	–	2.44%
Fixed-rate 1.100% – 4.650% notes	2019	–	2046	23,120	1.13%	–	4.78%	23,645	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2019	–	2022	3,250	1.88%	–	2.30%	3,250	1.38%	–	1.81%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	25,786	1.54%	–	4.30%	25,705	1.51%	–	4.30%

First quarter 2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% notes			2019	1,000			1.83%	—			—%
Fixed-rate 2.000% notes			2020	1,000			2.03%	—			—%
Fixed-rate 2.400% notes			2023	750			2.14%	—			—%
Fixed-rate 2.750% notes			2025	1,500			2.77%	—			—%
Fixed-rate 3.000% notes			2027	1,500			2.54%	—			—%
Fixed-rate 3.750% notes			2047	1,250			3.80%	—			—%
Total term debt				111,137				104,021

Unamortized premium/(discount) and issuance costs, net				(236)				(225)
Hedge accounting fair value adjustments				(1,041)				(93)
Less: Current portion of long-term debt				(8,498)				(6,496)
Total long-term debt				$101,362				$97,207
To manage interest rate risk on certain of its U.S. dollar–denominated fixed- or floating-rate notes, the Company has entered into interest rate swaps to effectively convert the fixed interest rates to floating interest rates or the floating interest rates to fixed interest rates on a portion of these notes. Additionally, to manage foreign currency risk on certain of its foreign currency–denominated notes, the Company has entered into foreign currency swaps to effectively convert these notes to U.S. dollar–denominated notes.
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of March 31, 2018 and September 30, 2017, the carrying value of the debt designated as a net investment hedge was $518 million and $1.6 billion, respectively. For further discussion regarding the Company’s use of derivative instruments see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $742 million and $1.4 billion of interest expense on its term debt for the three- and six-month periods ended March 31, 2018, respectively. The Company recognized $507 million and $1.0 billion of interest expense on its term debt for the three- and six-month periods ended April 1, 2017, respectively.

Apple Inc. | Q2 2018 Form 10-Q | 14

As of March 31, 2018 and September 30, 2017, the fair value of the Company’s Notes, based on Level 2 inputs, was $111.1 billion and $106.1 billion, respectively.
Note 6 – Shareholders’ Equity
Share Repurchase Program
As of March 31, 2018, the Company had an authorized share repurchase program of up to $210 billion of the Company’s common stock, of which $199.6 billion had been utilized.
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
The following table shows the Company’s ASR activity and related information during the six months ended March 31, 2018 and the year ended September 30, 2017:

	Purchase Period End Date	Number of Shares (in thousands)		Average Repurchase Price Per Share	ASR Amount (in millions)
November 2017 ASR	February 2018	29,269	(1)	$170.84	$5,000
August 2017 ASR	November 2017	18,887		$158.84	$3,000
May 2017 ASR	August 2017	20,108		$149.20	$3,000
February 2017 ASR	May 2017	20,949		$143.20	$3,000
November 2016 ASR	February 2017	51,157		$117.29	$6,000
August 2016 ASR	November 2016	26,850		$111.73	$3,000

(1)
Includes 23.6 million shares delivered and retired at the beginning of the purchase period, which began in the first quarter of 2018, and 5.7 million shares delivered and retired at the end of the purchase period, which concluded in the second quarter of 2018.

Additionally, the Company repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	Number of Shares (in thousands)	Average Repurchase Price Per Share	Amount (in millions)
2018:
Second quarter	137,040	$171.48	$23,500
First quarter	30,181	$169.26	5,109
Total open market common stock repurchases	167,221		$28,609

2017:
Fourth quarter	29,073	$154.78	$4,500
Third quarter	30,356	$148.24	4,500
Second quarter	31,070	$128.74	4,001
First quarter	44,333	$112.78	5,000
Total open market common stock repurchases	134,832		$18,001
On May 1, 2018, the Company announced that the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apple Inc. | Q2 2018 Form 10-Q | 15

Note 7 – Comprehensive Income
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
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Item	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Net sales	$87	$(408)	$271	$(509)
	Cost of sales	21	(570)	(6)	(557)
	Other income/(expense), net	(390)	(367)	(423)	237
Interest rate contracts	Other income/(expense), net	(2)	2	(3)	3
		(284)	(1,343)	(161)	(826)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	36	(20)	(80)	11
Total amounts reclassified from AOCI		$(248)	$(1,363)	$(241)	$(815)
The following table shows the changes in AOCI by component for the six months ended March 31, 2018 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 30, 2017	$(354)	$(124)	$328	$(150)
Other comprehensive income/(loss) before reclassifications	296	191	(3,854)	(3,367)
Amounts reclassified from AOCI	—	(161)	(80)	(241)
Tax effect	7	(74)	1,039	972
Other comprehensive income/(loss)	303	(44)	(2,895)	(2,636)
Cumulative effect of change in accounting principle (1)	(176)	29	(131)	(278)
Balances as of March 31, 2018	$(227)	$(139)	$(2,698)	$(3,064)

(1)	Refer to Note 4, “Income Taxes” for more information on the Company’s adoption of ASU 2018-02 at the beginning of the second quarter of 2018.
Note 8 – Benefit Plans
Stock Plans
The Company had 270.0 million shares reserved for future issuance under its stock plans as of March 31, 2018. Restricted stock units (“RSUs”) granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plans by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.

Apple Inc. | Q2 2018 Form 10-Q | 16

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2018, Section 16 officers Angela Ahrendts, Timothy D. Cook, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended March 31, 2018 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 30, 2017	97,571	$110.33
RSUs granted	40,184	$159.25
RSUs vested	(22,348)	$103.66
RSUs canceled	(3,023)	$123.28
Balance as of March 31, 2018	112,384	$128.80	$18,856
The fair value as of the respective vesting dates of RSUs was $457 million and $3.6 billion for the three- and six-month periods ended March 31, 2018, respectively, and was $460 million and $2.6 billion for the three- and six-month periods ended April 1, 2017, respectively.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of sales	$257	$217	$509	$446
Research and development	666	575	1,312	1,164
Selling, general and administrative	425	425	823	863
Total share-based compensation expense	$1,348	$1,217	$2,644	$2,473
The income tax benefit related to share-based compensation expense was $347 million and $1.0 billion for the three- and six-month periods ended March 31, 2018, respectively, and was $424 million and $889 million for the three- and six-month periods ended April 1, 2017, respectively. As of March 31, 2018, the total unrecognized compensation cost related to outstanding RSUs and stock options was $11.4 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 9 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Beginning accrued warranty and related costs	$4,323	$4,698	$3,834	$3,702
Cost of warranty claims	(933)	(1,031)	(1,915)	(2,368)
Accruals for product warranty	640	1,068	2,111	3,401
Ending accrued warranty and related costs	$4,030	$4,735	$4,030	$4,735

Apple Inc. | Q2 2018 Form 10-Q | 17

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
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of March 31, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.8 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.

Apple Inc. | Q2 2018 Form 10-Q | 18

Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet arrangements which require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet and telecommunication services and intellectual property licenses. As of March 31, 2018, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $8.3 billion.
Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, as further discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims, except for the following matter:
VirnetX
VirnetX, Inc. filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. VirnetX I is currently on appeal at the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. VirnetX II is currently in post-trial proceedings and is expected to proceed to appeal thereafter. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX has appealed, and those appeals are currently pending at the Federal Circuit. The Federal Circuit has consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. The Company believes it will prevail on the merits.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.
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

Apple Inc. | Q2 2018 Form 10-Q | 19

The following table shows information by reportable segment for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Americas:
Net sales	$24,841	$21,157	$60,034	$53,125
Operating income	$7,768	$6,668	$19,084	$17,162

Europe:
Net sales	$13,846	$12,733	$34,900	$31,254
Operating income	$4,259	$3,851	$11,152	$9,587

Greater China:
Net sales	$13,024	$10,726	$30,980	$26,959
Operating income	$4,963	$4,224	$11,871	$10,400

Japan:
Net sales	$5,468	$4,485	$12,705	$10,251
Operating income	$2,346	$2,037	$5,428	$4,710

Rest of Asia Pacific:
Net sales	$3,958	$3,795	$10,811	$9,658
Operating income	$1,278	$1,309	$3,853	$3,538
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2018 and April 1, 2017 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Segment operating income	$20,614	$18,089	$51,388	$45,397
Research and development expense	(3,378)	(2,776)	(6,785)	(5,647)
Other corporate expenses, net	(1,342)	(1,216)	(2,435)	(2,294)
Total operating income	$15,894	$14,097	$42,168	$37,456

Apple Inc. | Q2 2018 Form 10-Q | 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at investor.apple.com/sec.cfm when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories, networking solutions and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, AirPods, Apple TV, HomePod, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, iBooks Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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

Apple Inc. | Q2 2018 Form 10-Q | 21

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
Second Quarter Fiscal 2018 Highlights
Net sales increased 16% or $8.2 billion during the second quarter of 2018 compared to the same quarter in 2017, primarily driven by higher net sales of iPhone, Services and Other Products. Year-over-year net sales increased in each of the geographic reportable segments. Additionally, the strength in foreign currencies relative to the U.S. dollar had a favorable impact on net sales during the second quarter of 2018 compared to the same quarter in 2017.
The Company began shipping HomePod in February 2018. In March 2018, the Company introduced a new 9.7-inch iPad with Apple Pencil® compatibility, which began shipping at the end of the second quarter of 2018.
The Company spent $23.5 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.2 billion during the second quarter of 2018.

Apple Inc. | Q2 2018 Form 10-Q | 22

Sales Data
The following table shows net sales by reportable segment and net sales and unit sales by product for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net Sales by Reportable Segment:
Americas	$24,841	$21,157	17%	$60,034	$53,125	13%
Europe	13,846	12,733	9%	34,900	31,254	12%
Greater China	13,024	10,726	21%	30,980	26,959	15%
Japan	5,468	4,485	22%	12,705	10,251	24%
Rest of Asia Pacific	3,958	3,795	4%	10,811	9,658	12%
Total net sales	$61,137	$52,896	16%	$149,430	$131,247	14%

Net Sales by Product:
iPhone (1)	$38,032	$33,249	14%	$99,608	$87,627	14%
iPad (1)	4,113	3,889	6%	9,975	9,422	6%
Mac (1)	5,848	5,844	—%	12,743	13,088	(3)%
Services (2)	9,190	7,041	31%	17,661	14,213	24%
Other Products (1)(3)	3,954	2,873	38%	9,443	6,897	37%
Total net sales	$61,137	$52,896	16%	$149,430	$131,247	14%

Unit Sales by Product:
iPhone	52,217	50,763	3%	129,533	129,053	—%
iPad	9,113	8,922	2%	22,283	22,003	1%
Mac	4,078	4,199	(3)%	9,190	9,573	(4)%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)	Includes revenue from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services.

(3)	Includes sales of AirPods, Apple TV, Apple Watch, Beats® products, HomePod, iPod touch and other Apple-branded and third-party accessories.

Apple Inc. | Q2 2018 Form 10-Q | 23

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$38,032	$33,249	14%	$99,608	$87,627	14%
Percentage of total net sales	62%	63%		67%	67%
Unit sales	52,217	50,763	3%	129,533	129,053	—%
iPhone net sales increased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to a different mix of iPhones with higher average selling prices.
iPad
The following table presents iPad net sales and unit sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$4,113	$3,889	6%	$9,975	$9,422	6%
Percentage of total net sales	7%	7%		7%	7%
Unit sales	9,113	8,922	2%	22,283	22,003	1%
iPad net sales increased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to a different mix of iPads with higher average selling prices.
Mac
The following table presents Mac net sales and unit sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$5,848	$5,844	—%	$12,743	$13,088	(3)%
Percentage of total net sales	10%	11%		9%	10%
Unit sales	4,078	4,199	(3)%	9,190	9,573	(4)%
Mac net sales were flat during the second quarter of 2018 and declined during the first six months of 2018 compared to the same periods in 2017 due primarily to lower Mac unit sales. The MacBook Pro® launch during the first quarter of 2017 had a positive impact on the results during the first six months of 2017. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Mac net sales during the second quarter and first six months of 2018.

Apple Inc. | Q2 2018 Form 10-Q | 24

Services
The following table presents Services net sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$9,190	$7,041	31%	$17,661	$14,213	24%
Percentage of total net sales	15%	13%		12%	11%
Services net sales increased during the second quarter of 2018 compared to the same period in 2017 due primarily to licensing, App Store and AppleCare. Year-over-year growth in Services net sales during the first six months of 2018 was due primarily to licensing, App Store and iCloud.
Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 10, “Segment Information and Geographic Data.”
Americas
The following table presents Americas net sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$24,841	$21,157	17%	$60,034	$53,125	13%
Percentage of total net sales	41%	40%		40%	40%
Americas net sales increased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to higher net sales of iPhone, Services and Other Products.
Europe
The following table presents Europe net sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$13,846	$12,733	9%	$34,900	$31,254	12%
Percentage of total net sales	23%	24%		23%	24%
The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Europe net sales during the second quarter and first six months of 2018 compared to the same periods in 2017. Additionally, year-over-year Europe net sales increased during the first six months of 2018 due primarily to higher net sales of iPhone and Services.

Apple Inc. | Q2 2018 Form 10-Q | 25

Greater China
The following table presents Greater China net sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$13,024	$10,726	21%	$30,980	$26,959	15%
Percentage of total net sales	21%	20%		21%	21%
Greater China net sales increased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to higher net sales of iPhone and the strength in foreign currencies relative to the U.S. dollar.
Japan
The following table presents Japan net sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$5,468	$4,485	22%	$12,705	$10,251	24%
Percentage of total net sales	9%	8%		9%	8%
Japan net sales increased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to higher net sales of iPhone and Services. Additionally, the value of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during the second quarter of 2018 and an unfavorable impact during the first six months of 2018.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the three- and six-month periods ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Net sales	$3,958	$3,795	4%	$10,811	$9,658	12%
Percentage of total net sales	6%	7%		7%	7%
The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during the second quarter and first six months of 2018 compared to the same periods in 2017. Additionally, year-over-year Rest of Asia Pacific net sales increased during the first six months of 2018 due primarily to higher net sales of iPhone and Services.

Apple Inc. | Q2 2018 Form 10-Q | 26

Gross Margin
Gross margin for the three- and six-month periods ended March 31, 2018 and April 1, 2017 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$61,137	$52,896	$149,430	$131,247
Cost of sales	37,715	32,305	92,096	80,480
Gross margin	$23,422	$20,591	$57,334	$50,767
Gross margin percentage	38.3%	38.9%	38.4%	38.7%
Gross margin increased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to a favorable shift in mix of products and Services, partially offset by higher product cost structures. Additionally, to a lesser extent the strength in foreign currencies relative to the U.S. dollar had a favorable impact on gross margin.
Gross margin percentage decreased during the second quarter and first six months of 2018 compared to the same periods in 2017 due primarily to higher product cost structures, partially offset by a favorable shift in mix of products and Services. Additionally, to a lesser extent the strength in foreign currencies relative to the U.S. dollar had a favorable impact on gross margin percentage.
The Company anticipates gross margin percentage during the third quarter of 2018 to be between 38.0% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the third quarter of 2018 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products; compressed product life cycles; product transitions; potential increases in the cost of components and outside manufacturing services; the Company’s ability to manage product quality and warranty costs effectively; and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.
Operating Expenses
Operating expenses for the three- and six-month periods ended March 31, 2018 and April 1, 2017 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Research and development	$3,378	$2,776	$6,785	$5,647
Percentage of total net sales	6%	5%	5%	4%
Selling, general and administrative	$4,150	$3,718	$8,381	$7,664
Percentage of total net sales	7%	7%	6%	6%
Total operating expenses	$7,528	$6,494	$15,166	$13,311
Percentage of total net sales	12%	12%	10%	10%
Research and Development
The growth in R&D expense during the second quarter and first six months of 2018 compared to the same periods in 2017 was driven primarily by increases in headcount-related expenses and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter and first six months of 2018 compared to the same periods in 2017 was driven primarily by increases in headcount-related expenses and infrastructure-related costs.

Apple Inc. | Q2 2018 Form 10-Q | 27

Other Income/(Expense), Net
Other income/(expense), net for the three- and six-month periods ended March 31, 2018 and April 1, 2017 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Interest and dividend income	$1,505	$1,282		$2,957	$2,506
Interest expense	(792)	(530)		(1,526)	(1,055)
Other expense, net	(439)	(165)		(401)	(43)
Total other income/(expense), net	$274	$587	(53)%	$1,030	$1,408	(27)%
The decrease in other income/(expense), net during the second quarter and first six months of 2018 compared to the same periods in 2017 was due primarily to the impact of foreign exchange–related items and higher interest expense on debt, partially offset by higher interest income. Additionally, the decrease in other income/(expense), net during the first six months of 2018 was partially offset by realized gains on sales of marketable securities. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.14% and 1.99% in the second quarter of 2018 and 2017, respectively, and 2.12% and 1.93% in the first six months of 2018 and 2017, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the three- and six-month periods ended March 31, 2018 and April 1, 2017 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Provision for income taxes	$2,346	$3,655	$9,311	$9,944
Effective tax rate	14.5%	24.9%	21.6%	25.6%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. By operation of law, the Company will apply a blended U.S. statutory federal income tax rate of 24.5% for 2018 (the “2018 blended U.S. tax rate”). The Act also created a new minimum tax on certain future foreign earnings.
The Company’s effective tax rate of 14.5% for the second quarter of 2018 was lower than the 2018 blended U.S. tax rate due primarily to the lower tax rate on foreign earnings. The Company’s effective tax rate of 21.6% for the first six months of 2018 was lower than the 2018 blended U.S. tax rate due primarily to the lower tax rate on foreign earnings, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act.
The Company’s effective tax rate of 14.5% for the second quarter of 2018 was lower than the same period in 2017 due to the lower 2018 blended U.S. tax rate as a result of the Act. The Company’s effective tax rate of 21.6% for the first six months of 2018 was lower than the same period in 2017 due to the lower 2018 blended U.S. tax rate, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act.
As a result of adopting Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in 2018, the Company records any excess tax benefits or deficiencies from its equity awards as part of the provision for income taxes. The Company anticipates that these excess tax benefits or deficiencies will have the greatest impact on its effective tax rates in the first and third quarters, as the majority of the Company’s equity awards vest in those quarters.
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

Apple Inc. | Q2 2018 Form 10-Q | 28

On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision orders Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. Although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. During the third quarter of 2018, the Company expects to begin funding amounts into escrow, where they will remain pending conclusion of all appeals. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes.
Recent Accounting Pronouncements
Hedging
In August 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company will adopt ASU 2017-12 in its first quarter of 2020 utilizing the modified retrospective transition method and is currently evaluating the impact of adoption on its consolidated financial statements.
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
Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company will adopt ASU 2016-16 in its first quarter of 2019 utilizing the modified retrospective transition method. Currently, the Company estimates recording up to $4 billion of net deferred tax assets on its Condensed Consolidated Balance Sheets upon adoption. However, the ultimate impact of adopting ASU 2016-16 will depend on the balance of intellectual property transferred between its subsidiaries as of the adoption date, as well as the deferred tax impact of the new minimum tax on certain future foreign earnings. The Company will recognize incremental deferred income tax expense thereafter as these net deferred tax assets are utilized.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2020 utilizing the modified retrospective transition method. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of March 31, 2018, the Company anticipates recording lease assets and liabilities of approximately $9.0 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
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

Apple Inc. | Q2 2018 Form 10-Q | 29

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
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of March 31, 2018 and September 30, 2017 and for the first six months of 2018 and 2017 (in millions):

	March 31, 2018	September 30, 2017
Cash, cash equivalents and marketable securities	$267,226	$268,895
Property, plant and equipment, net	$35,077	$33,783
Commercial paper	$11,980	$11,977
Total term debt	$109,860	$103,703
Working capital	$40,733	$27,831

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash generated by operating activities (1)	$43,423	$39,804
Cash generated by/(used in) investing activities	$15,120	$(33,324)
Cash used in financing activities (1)	$(33,773)	$(11,807)

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
In connection with the State Aid Decision, although Ireland is still computing the recovery amount, the Company expects the amount to be in line with the European Commission’s announced recovery amount of €13 billion, plus interest of €1 billion. During the third quarter of 2018, the Company expects to begin funding amounts into escrow, where they will remain pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

Apple Inc. | Q2 2018 Form 10-Q | 30

During the six months ended March 31, 2018, cash generated by operating activities of $43.4 billion was a result of $33.9 billion of net income and an increase in the net change in operating assets and liabilities of $35.8 billion, partially offset by non-cash adjustments to net income of $26.3 billion. Cash generated by investing activities of $15.1 billion during the six months ended March 31, 2018 consisted primarily of proceeds from sales or maturities of marketable securities, net of purchases, of $22.4 billion, partially offset by cash used to acquire property, plant and equipment of $7.0 billion. Cash used in financing activities of $33.8 billion during the six months ended March 31, 2018 consisted primarily of cash used to repurchase common stock of $32.9 billion and cash used to pay dividends and dividend equivalents of $6.5 billion, partially offset by proceeds from the issuance of term debt, net of $7.0 billion.
During the six months ended April 1, 2017, cash generated by operating activities of $39.8 billion was a result of $28.9 billion of net income, non-cash adjustments to net income of $10.4 billion and an increase in the net change in operating assets and liabilities of $479 million. Cash used in investing activities of $33.3 billion during the six months ended April 1, 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $26.9 billion and cash used to acquire property, plant and equipment of $6.3 billion. Cash used in financing activities of $11.8 billion during the six months ended April 1, 2017 consisted primarily of cash used to repurchase common stock of $18.0 billion and cash used to pay dividends and dividend equivalents of $6.1 billion, partially offset by proceeds from the issuance of term debt, net of $11.0 billion and proceeds from commercial paper, net of $1.9 billion.
Capital Assets
The Company’s capital expenditures were $5.8 billion during the first six months of 2018. The Company anticipates utilizing approximately $16.0 billion for capital expenditures during 2018, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 31, 2018, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 1.68% and maturities generally less than nine months.
As of March 31, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $111.1 billion (collectively the “Notes”). During the second quarter of 2018, the Company repaid $500 million of its Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 5, “Debt.”
Capital Return Program
As of March 31, 2018, the Company had an authorized capital return program of $300 billion, which included a share repurchase program of up to $210 billion of the Company’s common stock. As of March 31, 2018, $199.6 billion of the share repurchase program had been utilized.
The following table presents the Company’s dividends, dividend equivalents, share repurchases and net share settlement activity from the start of the capital return program in August 2012 through March 31, 2018 (in millions):

	Dividends and Dividend Equivalents Paid	Accelerated Share Repurchases	Open Market Share Repurchases	Taxes Related to Settlement of Equity Awards	Total
Q2 2018	$3,190	$—	$23,500	$152	$26,842
Q1 2018	3,339	5,000	5,109	1,038	14,486
2017	12,769	15,000	18,001	1,874	47,644
2016	12,150	12,000	17,000	1,570	42,720
2015	11,561	6,000	30,026	1,499	49,086
2014	11,126	21,000	24,000	1,158	57,284
2013	10,564	13,950	9,000	1,082	34,596
2012	2,488	—	—	56	2,544
Total	$67,187	$72,950	$126,636	$8,429	$275,202

Apple Inc. | Q2 2018 Form 10-Q | 31

On May 1, 2018, the Company announced that the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Additionally, the Company announced that the Board of Directors raised the Company’s quarterly cash dividend by 16% from $0.63 to $0.73 per share, beginning with the dividend to be paid during the third quarter of 2018. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors. The Company plans to use current cash and cash generated from ongoing operating activities to fund its share repurchase program and quarterly cash dividend.
Off–Balance Sheet Arrangements and Contractual Obligations
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
Operating Leases
As of March 31, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.8 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 31, 2018, the Company expects to pay $27.1 billion under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services and other obligations. As of March 31, 2018, the Company had other purchase obligations of $8.6 billion.
Other Non-Current Liabilities
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of long-term taxes payable of $34.9 billion, and net unrecognized tax benefits and related interest and penalties of $7.5 billion. The Company plans to pay the tax payable in installments in accordance with the Act. The Company is unable to make a reasonably reliable estimate of the timing of payments related to unrecognized tax benefits due to uncertainties in the timing of tax audit outcomes.
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

Apple Inc. | Q2 2018 Form 10-Q | 32

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
Income Taxes
The Company records a tax provision for the anticipated tax consequences of its reported operating results. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that will be in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
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
On December 22, 2017, the U.S. enacted the Act, which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. During the first six months of fiscal 2018, the Company recognized income tax expense of $9.3 billion, of which $2.6 billion was a provisional estimate in accordance with the SEC Staff Accounting Bulletin No. 118 and was recognized during the first quarter of 2018. This $2.6 billion provisional estimate included $1.8 billion related to the impact of remeasuring to reduce the Company’s deferred tax balances to reflect the new tax rate, and approximately $800 million associated with the net impact of the deemed repatriation tax. Resolution of the provisional estimates of the Act’s effects different from the assumptions made by the Company could have a material impact on the Company’s financial condition and operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2018. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2017 Form 10-K.

Apple Inc. | Q2 2018 Form 10-Q | 33

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q2 2018 Form 10-Q | 34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Except as described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2018 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2017 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 30, 2017, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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

Apple Inc. | Q2 2018 Form 10-Q | 35

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

Apple Inc. | Q2 2018 Form 10-Q | 36

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

Apple Inc. | Q2 2018 Form 10-Q | 37

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

Apple Inc. | Q2 2018 Form 10-Q | 38

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
Except as described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims, including matters related to infringement of intellectual property rights.

Apple Inc. | Q2 2018 Form 10-Q | 39

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.
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

Apple Inc. | Q2 2018 Form 10-Q | 40

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

Apple Inc. | Q2 2018 Form 10-Q | 41

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

Apple Inc. | Q2 2018 Form 10-Q | 42

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

Apple Inc. | Q2 2018 Form 10-Q | 43

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar–denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency–denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency–denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency–denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.
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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of March 31, 2018, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

Apple Inc. | Q2 2018 Form 10-Q | 44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2018 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2017 to February 3, 2018:
Open market and privately negotiated purchases	20,323	$172.22	20,323

February 4, 2018 to March 3, 2018:
November 2017 ASR	5,667	(2)	5,667
Open market and privately negotiated purchases	62,421	$168.21	62,421

March 4, 2018 to March 31, 2018:
Open market and privately negotiated purchases	54,296	$174.97	54,296
Total	142,707			$10,414

(1)
As of March 31, 2018, the Company had an authorized share repurchase program of up to $210 billion of the Company’s common stock, of which $199.6 billion had been utilized. The remaining $10.4 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2018. On May 1, 2018, the Company announced that the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In November 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $5.0 billion of the Company’s common stock. In February 2018, the purchase period for this ASR ended and an additional 5.7 million shares were delivered and retired. In total, 29.3 million shares were delivered under this ASR at an average repurchase price of $170.84.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q2 2018 Form 10-Q | 45

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	Non-Employee Director Stock Plan, as amended and restated as of February 13, 2018.	8-K	10.1	2/14/18
10.2*, **	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Apple Inc. | Q2 2018 Form 10-Q | 46

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2018	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q2 2018 Form 10-Q | 47