Form 10-Q
period 2018-06-30
APPLE INC
filed 2018-08-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes  ☐    No  ☒

4,829,926,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of July 20, 2018

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 30, 2018

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$53,265	$45,408	$202,695	$176,655
Cost of sales	32,844	27,920	124,940	108,400
Gross margin	20,421	17,488	77,755	68,255

Operating expenses:
Research and development	3,701	2,937	10,486	8,584
Selling, general and administrative	4,108	3,783	12,489	11,447
Total operating expenses	7,809	6,720	22,975	20,031

Operating income	12,612	10,768	54,780	48,224
Other income/(expense), net	672	540	1,702	1,948
Income before provision for income taxes	13,284	11,308	56,482	50,172
Provision for income taxes	1,765	2,591	11,076	12,535
Net income	$11,519	$8,717	$45,406	$37,637

Earnings per share:
Basic	$2.36	$1.68	$9.07	$7.18
Diluted	$2.34	$1.67	$8.99	$7.14

Shares used in computing earnings per share:
Basic	4,882,167	5,195,088	5,006,640	5,239,847
Diluted	4,926,609	5,233,499	5,050,963	5,274,394

Cash dividends declared per share	$0.73	$0.63	$1.99	$1.77
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2018 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$11,519	$8,717	$45,406	$37,637
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $(3), $(35), $4 and $(3), respectively	(590)	120	(287)	(41)

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $70, $(16), $(60) and $(269), respectively	109	(166)	170	1,002
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(254), $176, $(198) and $276, respectively	978	(409)	873	(1,135)
Total change in unrealized gains/losses on derivative instruments, net of tax	1,087	(575)	1,043	(133)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $154, $(197), $1,159 and $536, respectively	(568)	364	(3,417)	(980)
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(7), $16, $27 and $12, respectively	24	(32)	(22)	(25)
Total change in unrealized gains/losses on marketable securities, net of tax	(544)	332	(3,439)	(1,005)

Total other comprehensive income/(loss)	(47)	(123)	(2,683)	(1,179)
Total comprehensive income	$11,472	$8,594	$42,723	$36,458
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2018 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	June 30, 2018	September 30, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$31,971	$20,289
Short-term marketable securities	38,999	53,892
Accounts receivable, net	14,104	17,874
Inventories	5,936	4,855
Vendor non-trade receivables	12,263	17,799
Other current assets	12,488	13,936
Total current assets	115,761	128,645

Long-term marketable securities	172,773	194,714
Property, plant and equipment, net	38,117	33,783
Other non-current assets	22,546	18,177
Total assets	$349,197	$375,319

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$38,489	$49,049
Accrued expenses	25,184	25,744
Deferred revenue	7,403	7,548
Commercial paper	11,974	11,977
Current portion of long-term debt	5,498	6,496
Total current liabilities	88,548	100,814

Deferred revenue, non-current	2,878	2,836
Long-term debt	97,128	97,207
Other non-current liabilities	45,694	40,415
Total liabilities	234,248	241,272

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,842,917 and 5,126,201 shares issued and outstanding, respectively	38,624	35,867
Retained earnings	79,436	98,330
Accumulated other comprehensive income/(loss)	(3,111)	(150)
Total shareholders’ equity	114,949	134,047
Total liabilities and shareholders’ equity	$349,197	$375,319
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2018 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash and cash equivalents, beginning of the period	$20,289	$20,484
Operating activities:
Net income	45,406	37,637
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,149	7,673
Share-based compensation expense	3,995	3,666
Deferred income tax expense/(benefit)	(33,109)	4,764
Other	(410)	(142)
Changes in operating assets and liabilities:
Accounts receivable, net	3,756	3,381
Inventories	(1,114)	(1,014)
Vendor non-trade receivables	5,536	3,312
Other current and non-current assets	(65)	(3,229)
Accounts payable	(11,139)	(5,212)
Deferred revenue	(103)	(418)
Other current and non-current liabilities	37,009	(1,942)
Cash generated by operating activities	57,911	48,476
Investing activities:
Purchases of marketable securities	(56,133)	(123,781)
Proceeds from maturities of marketable securities	46,290	19,347
Proceeds from sales of marketable securities	41,614	76,747
Payments for acquisition of property, plant and equipment	(10,272)	(8,586)
Payments made in connection with business acquisitions, net	(431)	(248)
Purchases of non-marketable securities	(1,788)	(213)
Proceeds from non-marketable securities	310	126
Other	(523)	104
Cash generated by/(used in) investing activities	19,067	(36,504)
Financing activities:
Proceeds from issuance of common stock	328	274
Payments for taxes related to net share settlement of equity awards	(2,267)	(1,646)
Payments for dividends and dividend equivalents	(10,182)	(9,499)
Repurchases of common stock	(53,634)	(25,105)
Proceeds from issuance of term debt, net	6,969	21,725
Repayments of term debt	(6,500)	(3,500)
Change in commercial paper, net	(10)	3,866
Cash used in financing activities	(65,296)	(13,885)
Increase/(Decrease) in cash and cash equivalents	11,682	(1,913)
Cash and cash equivalents, end of the period	$31,971	$18,571
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$8,819	$9,752
Cash paid for interest	$2,120	$1,456
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2018 Form 10-Q | 4

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, AirPods®, Apple TV®, HomePod™, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, iBooks Store® and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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
Share-Based Compensation
During the first quarter of 2018, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. Historically, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its Condensed Consolidated Balance Sheets and were classified as a financing activity in its Condensed Consolidated Statements of Cash Flows. Beginning in 2018, the Company records any excess tax benefits or deficiencies from its equity awards as part of the provision for income taxes in its Condensed Consolidated Statements of Operations in the reporting periods in which equity vesting occurs. The Company elected to apply the cash flow classification requirements related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to cash generated by operating activities in the Condensed Consolidated Statements of Cash Flows of $534 million for the nine months ended July 1, 2017.

Apple Inc. | Q3 2018 Form 10-Q | 5

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income	$11,519	$8,717	$45,406	$37,637

Denominator:
Weighted-average basic shares outstanding	4,882,167	5,195,088	5,006,640	5,239,847
Effect of dilutive securities	44,442	38,411	44,323	34,547
Weighted-average diluted shares	4,926,609	5,233,499	5,050,963	5,274,394

Basic earnings per share	$2.36	$1.68	$9.07	$7.18
Diluted earnings per share	$2.34	$1.67	$8.99	$7.14
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of June 30, 2018 and September 30, 2017 (in millions):

	June 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,973	$—	$—	$9,973	$9,973	$—	$—

Level 1 (1):
Money market funds	7,722	—	—	7,722	7,722	—	—
Mutual funds	799	—	(112)	687	—	687	—
Subtotal	8,521	—	(112)	8,409	7,722	687	—

Level 2 (2):
U.S. Treasury securities	47,056	1	(1,055)	46,002	350	7,262	38,390
U.S. agency securities	6,994	—	(44)	6,950	4,477	483	1,990
Non-U.S. government securities	11,774	40	(282)	11,532	—	1,124	10,408
Certificates of deposit and time deposits	5,662	—	—	5,662	3,649	1,412	601
Commercial paper	7,064	—	—	7,064	5,653	1,411	—
Corporate securities	130,945	129	(2,246)	128,828	147	25,874	102,807
Municipal securities	956	—	(8)	948	—	172	776
Mortgage- and asset-backed securities	18,919	9	(553)	18,375	—	574	17,801
Subtotal	229,370	179	(4,188)	225,361	14,276	38,312	172,773

Total (3)	$247,864	$179	$(4,300)	$243,743	$31,971	$38,999	$172,773

Apple Inc. | Q3 2018 Form 10-Q | 6

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,982	$—	$—	$7,982	$7,982	$—	$—

Level 1 (1):
Money market funds	6,534	—	—	6,534	6,534	—	—
Mutual funds	799	—	(88)	711	—	711	—
Subtotal	7,333	—	(88)	7,245	6,534	711	—

Level 2 (2):
U.S. Treasury securities	55,254	58	(230)	55,082	865	17,228	36,989
U.S. agency securities	5,162	2	(9)	5,155	1,439	2,057	1,659
Non-U.S. government securities	7,827	210	(37)	8,000	9	123	7,868
Certificates of deposit and time deposits	5,832	—	—	5,832	1,142	3,918	772
Commercial paper	3,640	—	—	3,640	2,146	1,494	—
Corporate securities	152,724	969	(242)	153,451	172	27,591	125,688
Municipal securities	961	4	(1)	964	—	114	850
Mortgage- and asset-backed securities	21,684	35	(175)	21,544	—	656	20,888
Subtotal	253,084	1,278	(694)	253,668	5,773	53,181	194,714

Total	$268,399	$1,278	$(782)	$268,895	$20,289	$53,892	$194,714

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of June 30, 2018, total cash, cash equivalents and marketable securities included $8.8 billion, related to the State Aid Decision (see Note 4, “Income Taxes”) and other agreements, which was restricted from general use.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term marketable securities generally range from one to five years.
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of June 30, 2018 and September 30, 2017 (in millions):

	June 30, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$150,468	$36,960	$187,428
Unrealized losses	$(3,134)	$(1,166)	$(4,300)

	September 30, 2017
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$101,986	$8,290	$110,276
Unrealized losses	$(596)	$(186)	$(782)

Apple Inc. | Q3 2018 Form 10-Q | 7

The Company typically invests in highly rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.
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
To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar may hedge a portion of forecasted foreign currency revenue, and subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company may enter into forward contracts, option contracts or other instruments to manage this risk and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.
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
To help protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of June 30, 2018, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 24 years.
The Company may also enter into non-designated foreign currency contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To help protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of June 30, 2018, the Company’s hedged interest rate transactions are expected to be recognized within 9 years.
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

Apple Inc. | Q3 2018 Form 10-Q | 8

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
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three- and nine-month periods ended June 30, 2018, respectively, the Company recognized a gain of $135 million and a loss of $7 million in net sales, a gain of $151 million and a loss of $61 million in cost of sales and a gain of $254 million and a loss of $119 million in other income/(expense), net. During the three- and nine-month periods ended July 1, 2017, respectively, the Company recognized a loss of $77 million and a gain of $129 million in net sales, gains of $12 million and $91 million in cost of sales and gains of $49 million and $481 million in other income/(expense), net.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of June 30, 2018 and September 30, 2017 (in millions):

	June 30, 2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$850	$385	$1,235
Interest rate contracts	$—	$—	$—

Derivative liabilities (2):
Foreign exchange contracts	$357	$221	$578
Interest rate contracts	$1,271	$—	$1,271

	September 30, 2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,049	$363	$1,412
Interest rate contracts	$218	$—	$218

Derivative liabilities (2):
Foreign exchange contracts	$759	$501	$1,260
Interest rate contracts	$303	$—	$303

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Apple Inc. | Q3 2018 Form 10-Q | 9

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$40	$(143)	$230	$1,267
Interest rate contracts	—	(2)	1	7
Total	$40	$(145)	$231	$1,274

Net investment hedges:
Foreign currency debt	$13	$16	$(18)	$53

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(1,231)	$585	$(1,068)	$1,418
Interest rate contracts	—	—	3	(3)
Total	$(1,231)	$585	$(1,065)	$1,415

Gains/(Losses) on derivative instruments:
Fair value hedges:
Foreign exchange contracts	$31	$—	$31	$—
Interest rate contracts	(230)	185	(1,178)	(737)
Total	$(199)	$185	$(1,147)	$(737)

Gains/(Losses) related to hedged items:
Fair value hedges:
Marketable securities	$(31)	$—	$(31)	$—
Fixed-rate debt	230	(185)	1,178	737
Total	$199	$(185)	$1,147	$737
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 30, 2018 and September 30, 2017 (in millions):

	June 30, 2018		September 30, 2017
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$36,807	$850	$56,156	$1,049
Interest rate contracts	$33,250	$—	$33,000	$218

Instruments not designated as accounting hedges:
Foreign exchange contracts	$50,936	$385	$69,774	$363

Apple Inc. | Q3 2018 Form 10-Q | 10

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of June 30, 2018, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $211 million, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 30, 2017, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $35 million, which was recorded as accrued expenses in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of June 30, 2018 and September 30, 2017, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.5 billion and $1.4 billion, respectively, resulting in a net derivative liability of $403 million and a net derivative asset of $32 million, respectively.
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
The Company had no customers that individually represented 10% or more of total trade receivables as of June 30, 2018. As of September 30, 2017, the Company had two customers that individually represented 10% or more of total trade receivables, each of which accounted for 10%. The Company’s cellular network carriers accounted for 45% and 59% of total trade receivables as of June 30, 2018 and September 30, 2017, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of June 30, 2018, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54%, 12% and 11%. As of September 30, 2017, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 42%, 19% and 10%.

Apple Inc. | Q3 2018 Form 10-Q | 11

Note 3 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2018 and September 30, 2017 (in millions):
Inventories

	June 30, 2018	September 30, 2017
Components	$4,287	$3,025
Finished goods	1,649	1,830
Total inventories	$5,936	$4,855
Property, Plant and Equipment, Net

	June 30, 2018	September 30, 2017
Land and buildings	$15,409	$13,587
Machinery, equipment and internal-use software	62,060	54,210
Leasehold improvements	7,899	7,279
Gross property, plant and equipment	85,368	75,076
Accumulated depreciation and amortization	(47,251)	(41,293)
Total property, plant and equipment, net	$38,117	$33,783
Other Non-Current Liabilities

	June 30, 2018	September 30, 2017
Long-term taxes payable	$34,029	$257
Deferred tax liabilities	398	31,504
Other non-current liabilities	11,267	8,654
Total other non-current liabilities	$45,694	$40,415
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest and dividend income	$1,418	$1,327	$4,375	$3,833
Interest expense	(846)	(602)	(2,372)	(1,657)
Other income/(expense), net	100	(185)	(301)	(228)
Total other income/(expense), net	$672	$540	$1,702	$1,948

Apple Inc. | Q3 2018 Form 10-Q | 12

Note 4 – Income Taxes
U.S. Tax Cuts and Jobs Act and Provisional Estimates
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. During the first quarter of 2018, the Company’s income tax expense included a provisional estimate of $2.6 billion in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. This $2.6 billion provisional estimate included $1.8 billion related to the impact of remeasuring the Company’s deferred tax balances to reflect the new lower tax rate, and approximately $800 million associated with the net impact of the deemed repatriation tax. During the third quarter of 2018, the Company reduced its estimate of the deemed repatriation tax by $1.0 billion and adjusted the estimated impact of the deemed repatriation tax on unrecognized tax benefits by $700 million, resulting in the reduction of the Company’s provisional estimate from $2.6 billion to $900 million. The adjustments to the provisional estimate for the deemed repatriation tax and unrecognized tax benefits are discussed below and their impact was included in the Company’s income tax expense during the third quarter of 2018.
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
Deemed Repatriation Tax
As of September 30, 2017, the Company had a U.S. deferred tax liability of $36.4 billion for deferred foreign income. During the first quarter of 2018 the Company replaced $36.1 billion of its U.S. deferred tax liability with a provisional deemed repatriation tax payable of $38.0 billion, which was based on the Company’s cumulative post-1986 deferred foreign income. The Company’s estimate of the deemed repatriation tax is based, in part, on the amount of cash and other specified assets anticipated to be held by the Company’s foreign subsidiaries as of September 29, 2018. Therefore, the provisional tax payable is subject to change as the asset amounts are finalized. During the third quarter of 2018, the Company reduced its provisional tax payable by $1.0 billion to $37.0 billion due, in part, to revised estimates of the amount of cash and other specified assets anticipated to be held by the Company’s foreign subsidiaries as of September 29, 2018. The Company plans to pay the tax in installments in accordance with the Act.
Unrecognized Tax Benefits
As of June 30, 2018, the Company had gross unrecognized tax benefits of $9.4 billion. These gross unrecognized tax benefits have been offset by certain tax deposits and reduced by the estimated impact of the deemed repatriation tax. As of December 30, 2017, the estimated impact of the deemed repatriation tax on unrecognized tax benefits was $1.1 billion. During the third quarter of 2018, the Company increased the estimated impact of the deemed repatriation tax on unrecognized tax benefits by $700 million, resulting in a revised total estimated impact of $1.8 billion. Upon recognition, $7.3 billion of the unrecognized tax benefits would impact the Company’s effective tax rate. The Company had accrued $1.3 billion of gross interest and penalties as of June 30, 2018. Both the net unrecognized tax benefits and the interest and penalties are classified as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Apple Inc. | Q3 2018 Form 10-Q | 13

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 during the third quarter of 2018. All years prior to 2016 are now closed. The Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (either by payment, release or a combination of both) in the next 12 months by as much as $500 million.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13 billion, plus interest of €1 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act. During the third quarter of 2018, the Company began funding amounts into escrow, where they will remain pending conclusion of all appeals. As of June 30, 2018, €4.5 billion of the recovery amount was funded into escrow and was restricted from general use. Refer to Note 2, “Financial Instruments” for more information. Subsequent to June 30, 2018, the Company has funded an additional €4.5 billion of the recovery amount into escrow.
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both June 30, 2018 and September 30, 2017, the Company had $12.0 billion of Commercial Paper outstanding with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.03% as of June 30, 2018 and 1.20% as of September 30, 2017. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 30, 2018 and July 1, 2017 (in millions):

	Nine Months Ended
	June 30, 2018	July 1, 2017
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$2,619	$(143)

Maturities greater than 90 days:
Proceeds from commercial paper	9,782	12,633
Repayments of commercial paper	(12,411)	(8,624)
Proceeds from/(Repayments of) commercial paper, net	(2,629)	4,009

Total change in commercial paper, net	$(10)	$3,866
Term Debt
As of June 30, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $104.1 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar–denominated and Australian dollar–denominated floating-rate notes, semi-annually for the U.S. dollar–denominated, Australian dollar–denominated, British pound–denominated, Japanese yen–denominated and Canadian dollar–denominated fixed-rate notes and annually for the euro-denominated and Swiss franc–denominated fixed-rate notes.

Apple Inc. | Q3 2018 Form 10-Q | 14

The following table provides a summary of the Company’s term debt as of June 30, 2018 and September 30, 2017:

	Maturities			June 30, 2018				September 30, 2017
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes			—	$—			—%	$2,000	1.10%		1.10%
Fixed-rate 2.400% – 3.850% notes	2023	–	2043	8,500	2.44%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes	2019		2019	1,000	2.66%		2.66%	1,000	1.61%		1.61%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	2.66%	–	4.48%	8,500	1.61%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,517	1.87%	–	2.66%	1,549	1.56%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,395	0.28%	–	4.51%	24,522	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	2.50%	–	3.46%	1,350	1.45%	–	2.44%
Fixed-rate 1.100% – 4.650% notes	2019	–	2046	23,079	1.13%	–	4.78%	23,645	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2019	–	2022	3,250	2.43%	–	2.87%	3,250	1.38%	–	1.81%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	25,533	1.54%	–	4.30%	25,705	1.51%	–	4.30%

First quarter 2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% notes			2019	1,000			1.83%	—			—%
Fixed-rate 2.000% notes			2020	1,000			2.03%	—			—%
Fixed-rate 2.400% notes			2023	750			2.66%	—			—%
Fixed-rate 2.750% notes			2025	1,500			2.77%	—			—%
Fixed-rate 3.000% notes			2027	1,500			3.07%	—			—%
Fixed-rate 3.750% notes			2047	1,250			3.80%	—			—%
Total term debt				104,124				104,021

Unamortized premium/(discount) and issuance costs, net				(227)				(225)
Hedge accounting fair value adjustments				(1,271)				(93)
Less: Current portion of long-term debt				(5,498)				(6,496)
Total long-term debt				$97,128				$97,207
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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of June 30, 2018 and September 30, 2017, the carrying value of the debt designated as a net investment hedge was $349 million and $1.6 billion, respectively. For further discussion regarding the Company’s use of derivative instruments, see the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $780 million and $2.2 billion of interest expense on its term debt for the three- and nine-month periods ended June 30, 2018, respectively. The Company recognized $574 million and $1.6 billion of interest expense on its term debt for the three- and nine-month periods ended July 1, 2017, respectively.
As of June 30, 2018 and September 30, 2017, the fair value of the Company’s Notes, based on Level 2 inputs, was $103.1 billion and $106.1 billion, respectively.

Apple Inc. | Q3 2018 Form 10-Q | 15

Note 6 – Shareholders’ Equity
Share Repurchase Program
During the third quarter of 2018, the Company repurchased 112.8 million shares of its common stock for $20.0 billion in connection with two separate share repurchase programs. Of the $20.0 billion, $10.4 billion was repurchased under the Company’s previous share repurchase program of up to $210 billion, thereby completing that program. On May 1, 2018, the Company announced the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The remaining $9.6 billion repurchased during the third quarter of 2018 was in connection with the new share repurchase program. The Company’s new share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Net sales	$162	$(148)	$433	$(657)
	Cost of sales	206	(73)	200	(630)
	Other income/(expense), net	864	(364)	441	(127)
Interest rate contracts	Other income/(expense), net	—	—	(3)	3
		1,232	(585)	1,071	(1,411)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	31	(48)	(49)	(37)
Total amounts reclassified from AOCI		$1,263	$(633)	$1,022	$(1,448)
The following table shows the changes in AOCI by component for the nine months ended June 30, 2018 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 30, 2017	$(354)	$(124)	$328	$(150)
Other comprehensive income/(loss) before reclassifications	(291)	230	(4,576)	(4,637)
Amounts reclassified from AOCI	—	1,071	(49)	1,022
Tax effect	4	(258)	1,186	932
Other comprehensive income/(loss)	(287)	1,043	(3,439)	(2,683)
Cumulative effect of change in accounting principle (1)	(176)	29	(131)	(278)
Balances as of June 30, 2018	$(817)	$948	$(3,242)	$(3,111)

(1)	Refer to Note 4, “Income Taxes” for more information on the Company’s adoption of ASU 2018-02 at the beginning of the second quarter of 2018.

Apple Inc. | Q3 2018 Form 10-Q | 16

Note 8 – Benefit Plans
Stock Plans
The Company had 280.4 million shares reserved for future issuance under its stock plans as of June 30, 2018. Restricted stock units (“RSUs”) granted generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plans by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2018, Section 16 officers Angela Ahrendts, Timothy D. Cook, Chris Kondo, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2018 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 30, 2017	97,571	$110.33
RSUs granted	43,340	$160.79
RSUs vested	(41,292)	$111.62
RSUs canceled	(4,884)	$126.32
Balance as of June 30, 2018	94,735	$132.03	$17,536
The fair value as of the respective vesting dates of RSUs was $3.3 billion and $6.9 billion for the three- and nine-month periods ended June 30, 2018, respectively, and was $2.8 billion and $5.4 billion for the three- and nine-month periods ended July 1, 2017, respectively.
Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales	$250	$216	$759	$662
Research and development	675	566	1,987	1,730
Selling, general and administrative	426	411	1,249	1,274
Total share-based compensation expense	$1,351	$1,193	$3,995	$3,666
The income tax benefit related to share-based compensation expense was $528 million and $1.5 billion for the three- and nine-month periods ended June 30, 2018, respectively, and was $380 million and $1.3 billion for the three- and nine-month periods ended July 1, 2017, respectively. As of June 30, 2018, the total unrecognized compensation cost related to outstanding RSUs and stock options was $10.4 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.

Apple Inc. | Q3 2018 Form 10-Q | 17

Note 9 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning accrued warranty and related costs	$4,030	$4,735	$3,834	$3,702
Cost of warranty claims	(1,044)	(932)	(2,959)	(3,300)
Accruals for product warranty	567	496	2,678	3,897
Ending accrued warranty and related costs	$3,553	$4,299	$3,553	$4,299
Agreements entered into by the Company sometimes include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party. Except as disclosed under the heading “Contingencies” below, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
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
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to the Company’s business are generally available from multiple sources, a few components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.
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

Apple Inc. | Q3 2018 Form 10-Q | 18

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
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of June 30, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.6 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet arrangements which require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet and telecommunication services and intellectual property licenses. As of June 30, 2018, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $8.5 billion.
Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, as further discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims, except for the following matters:
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
Qualcomm
On January 20, 2017, the Company filed a lawsuit against Qualcomm Incorporated and affiliated parties (“Qualcomm”) in the U.S. District Court for the Southern District of California seeking, among other things, to enjoin Qualcomm from requiring the Company to pay royalties at the rate demanded by Qualcomm. As the Company does not believe the demanded royalty it has historically paid contract manufacturers for each applicable device is fair, reasonable and non-discriminatory, and believes it to be invalid and/or overstated in other respects as well, no Qualcomm-related royalty payments have been remitted by the Company to its contract manufacturers since the beginning of the second quarter of 2017. The Company believes it will prevail on the merits of the case and has accrued its best estimate for the ultimate resolution of this matter.

Apple Inc. | Q3 2018 Form 10-Q | 19

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
The following table shows information by reportable segment for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Americas:
Net sales	$24,542	$20,376	$84,576	$73,501
Operating income	$7,496	$6,420	$26,580	$23,582

Europe:
Net sales	$12,138	$10,675	$47,038	$41,929
Operating income	$3,892	$2,984	$15,044	$12,571

Greater China:
Net sales	$9,551	$8,004	$40,531	$34,963
Operating income	$3,414	$3,002	$15,285	$13,402

Japan:
Net sales	$3,867	$3,624	$16,572	$13,875
Operating income	$1,765	$1,624	$7,193	$6,334

Rest of Asia Pacific:
Net sales	$3,167	$2,729	$13,978	$12,387
Operating income	$1,127	$892	$4,980	$4,430

Apple Inc. | Q3 2018 Form 10-Q | 20

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment operating income	$17,694	$14,922	$69,082	$60,319
Research and development expense	(3,701)	(2,937)	(10,486)	(8,584)
Other corporate expenses, net	(1,381)	(1,217)	(3,816)	(3,511)
Total operating income	$12,612	$10,768	$54,780	$48,224

Apple Inc. | Q3 2018 Form 10-Q | 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, AirPods, Apple TV, HomePod, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, iBooks Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
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

Apple Inc. | Q3 2018 Form 10-Q | 22

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
Third Quarter Fiscal 2018 Highlights
Net sales increased 17% or $7.9 billion during the third quarter of 2018 compared to the same quarter in 2017, primarily driven by higher net sales of iPhone, Services and Other Products. Additionally, the strength in foreign currencies relative to the U.S. dollar had a favorable impact on net sales during the third quarter of 2018 compared to the same quarter in 2017. Net sales increased year-over-year in each of the geographic reportable segments.
During the third quarter of 2018, the Company announced iOS 12, macOS Mojave, watchOS 5 and tvOS 12, updates to its operating systems which are expected to be available in the fall of 2018.
The Company spent $20.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $3.7 billion during the third quarter of 2018.

Apple Inc. | Q3 2018 Form 10-Q | 23

Sales Data
The following table shows net sales by reportable segment and net sales and unit sales by product for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net Sales by Reportable Segment:
Americas	$24,542	$20,376	20%	$84,576	$73,501	15%
Europe	12,138	10,675	14%	47,038	41,929	12%
Greater China	9,551	8,004	19%	40,531	34,963	16%
Japan	3,867	3,624	7%	16,572	13,875	19%
Rest of Asia Pacific	3,167	2,729	16%	13,978	12,387	13%
Total net sales	$53,265	$45,408	17%	$202,695	$176,655	15%

Net Sales by Product:
iPhone (1)	$29,906	$24,846	20%	$129,514	$112,473	15%
iPad (1)	4,741	4,969	(5)%	14,716	14,391	2%
Mac (1)	5,330	5,592	(5)%	18,073	18,680	(3)%
Services (2)	9,548	7,266	31%	27,209	21,479	27%
Other Products (1)(3)	3,740	2,735	37%	13,183	9,632	37%
Total net sales	$53,265	$45,408	17%	$202,695	$176,655	15%

Unit Sales by Product:
iPhone	41,300	41,026	1%	170,833	170,079	—%
iPad	11,553	11,424	1%	33,836	33,427	1%
Mac	3,720	4,292	(13)%	12,910	13,865	(7)%

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)
Includes revenue from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services. Services net sales in the third quarter of 2018 included a favorable one-time item of $236 million in connection with the final resolution of various lawsuits.

(3)	Includes sales of AirPods, Apple TV, Apple Watch, Beats® products, HomePod, iPod touch and other Apple-branded and third-party accessories.

Apple Inc. | Q3 2018 Form 10-Q | 24

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$29,906	$24,846	20%	$129,514	$112,473	15%
Percentage of total net sales	56%	55%		64%	64%
Unit sales	41,300	41,026	1%	170,833	170,079	—%
iPhone net sales increased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to a different mix of iPhones resulting in higher average selling prices.
iPad
The following table presents iPad net sales and unit sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$4,741	$4,969	(5)%	$14,716	$14,391	2%
Percentage of total net sales	9%	11%		7%	8%
Unit sales	11,553	11,424	1%	33,836	33,427	1%
iPad net sales decreased during the third quarter of 2018 compared to the same period in 2017 due primarily to a different mix of iPads resulting in lower average selling prices. iPad net sales increased year-over-year during the first nine months of 2018 due primarily to higher iPad unit sales and the strength in foreign currencies relative to the U.S. dollar.
Mac
The following table presents Mac net sales and unit sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions and units in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$5,330	$5,592	(5)%	$18,073	$18,680	(3)%
Percentage of total net sales	10%	12%		9%	11%
Unit sales	3,720	4,292	(13)%	12,910	13,865	(7)%
Mac net sales decreased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to lower Mac unit sales. The launch of MacBook Pro® in the first quarter of 2017 and the updated Mac portables in the third quarter of 2017 contributed to higher Mac net sales and unit sales during the first nine months of 2017.

Apple Inc. | Q3 2018 Form 10-Q | 25

Services
The following table presents Services net sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$9,548	$7,266	31%	$27,209	$21,479	27%
Percentage of total net sales	18%	16%		13%	12%
Services net sales increased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to licensing, App Store and AppleCare. During the third quarter of 2018, the Company recognized a favorable one-time item of $236 million in connection with the final resolution of various lawsuits.
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
Americas
The following table presents Americas net sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$24,542	$20,376	20%	$84,576	$73,501	15%
Percentage of total net sales	46%	45%		42%	42%
Americas net sales increased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to higher net sales of iPhone and Services.
Europe
The following table presents Europe net sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$12,138	$10,675	14%	$47,038	$41,929	12%
Percentage of total net sales	23%	24%		23%	24%
Europe net sales increased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to higher net sales of iPhone and Services. Additionally, the strength in foreign currencies relative to the U.S. dollar had a favorable impact on Europe net sales.

Apple Inc. | Q3 2018 Form 10-Q | 26

Greater China
The following table presents Greater China net sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$9,551	$8,004	19%	$40,531	$34,963	16%
Percentage of total net sales	18%	18%		20%	20%
Greater China net sales increased during the third quarter of 2018 compared to the same period in 2017 due primarily to higher net sales of iPhone and Other Products. Greater China net sales increased year-over-year during the first nine months of 2018 due primarily to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar also had a favorable impact on Greater China net sales during the third quarter and first nine months of 2018.
Japan
The following table presents Japan net sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$3,867	$3,624	7%	$16,572	$13,875	19%
Percentage of total net sales	7%	8%		8%	8%
Japan net sales increased during the third quarter of 2018 compared to the same period in 2017 due primarily to higher net sales of Services. Japan net sales increased year-over-year during the first nine months of 2018 due primarily to higher net sales of iPhone and Services. Additionally, the value of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during the third quarter of 2018 and an unfavorable impact during the first nine months of 2018.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales	$3,167	$2,729	16%	$13,978	$12,387	13%
Percentage of total net sales	6%	6%		7%	7%
Rest of Asia Pacific net sales increased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to higher net sales of iPhone and Services. Additionally, the strength in foreign currencies relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales.

Apple Inc. | Q3 2018 Form 10-Q | 27

Gross Margin
Gross margin for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$53,265	$45,408	$202,695	$176,655
Cost of sales	32,844	27,920	124,940	108,400
Gross margin	$20,421	$17,488	$77,755	$68,255
Gross margin percentage	38.3%	38.5%	38.4%	38.6%
Gross margin increased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to higher Services net sales and a favorable shift in the mix of iPhones with higher average selling prices, partially offset by higher product cost structures. Additionally, to a lesser extent the strength in foreign currencies relative to the U.S. dollar and higher year-over-year product unit sales had a favorable impact on gross margin.
Gross margin percentage decreased during the third quarter and first nine months of 2018 compared to the same periods in 2017 due primarily to higher product cost structures, partially offset by a favorable shift in mix of products and Services. Additionally, the strength in foreign currencies relative to the U.S. dollar had a favorable impact on gross margin percentage.
The Company anticipates gross margin percentage during the fourth quarter of 2018 to be between 38.0% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the fourth quarter of 2018 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products; compressed product life cycles; product transitions; potential increases in the cost of components and outside manufacturing services; the Company’s ability to manage product quality and warranty costs effectively; and a potential shift in the Company’s sales mix towards products with lower gross margins. Due to the Company’s significant international operations, its financial condition and operating results, including gross margins, could be significantly affected by fluctuations in exchange rates.
Operating Expenses
Operating expenses for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Research and development	$3,701	$2,937	$10,486	$8,584
Percentage of total net sales	7%	6%	5%	5%
Selling, general and administrative	$4,108	$3,783	$12,489	$11,447
Percentage of total net sales	8%	8%	6%	6%
Total operating expenses	$7,809	$6,720	$22,975	$20,031
Percentage of total net sales	15%	15%	11%	11%
Research and Development
The growth in R&D expense during the third quarter and first nine months of 2018 compared to the same periods in 2017 was driven primarily by increases in headcount-related expenses and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter and first nine months of 2018 compared to the same periods in 2017 was driven primarily by increases in headcount-related expenses, professional services and infrastructure-related costs.

Apple Inc. | Q3 2018 Form 10-Q | 28

Other Income/(Expense), Net
Other income/(expense), net for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Interest and dividend income	$1,418	$1,327		$4,375	$3,833
Interest expense	(846)	(602)		(2,372)	(1,657)
Other income/(expense), net	100	(185)		(301)	(228)
Total other income/(expense), net	$672	$540	24%	$1,702	$1,948	(13)%
The increase in other income/(expense), net during the third quarter of 2018 compared to the same period in 2017 was due primarily to the impact of foreign exchange–related items, partially offset by higher interest expense on debt. The year-over-year decrease in other income/(expense), net during the first nine months of 2018 was due primarily to higher interest expense on debt and the impact of foreign exchange–related items, partially offset by higher interest income. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.25% and 2.03% in the third quarter of 2018 and 2017, respectively, and 2.16% and 1.96% in the first nine months of 2018 and 2017, respectively.
Provision for Income Taxes
Provision for income taxes and effective tax rates for the three- and nine-month periods ended June 30, 2018 and July 1, 2017 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Provision for income taxes	$1,765	$2,591	$11,076	$12,535
Effective tax rate	13.3%	22.9%	19.6%	25.0%
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
The Company’s effective tax rate of 13.3% for the third quarter of 2018 was lower than the 2018 blended U.S. tax rate due primarily to the reduction in its provisional tax expense estimate. The Company’s effective tax rate of 19.6% for the first nine months of 2018 was lower than the 2018 blended U.S. tax rate due primarily to the lower tax rate on foreign earnings, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act.
The Company’s effective tax rate of 13.3% for the third quarter of 2018 was lower than the same period in 2017 due primarily to the lower 2018 blended U.S. tax rate as a result of the Act and the reduction in its provisional tax expense estimate, partially offset by higher taxes on foreign earnings during the third quarter of 2018. The Company’s effective tax rate of 19.6% for the first nine months of 2018 was lower than the same period in 2017 due to the lower 2018 blended U.S. tax rate, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act.
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

Apple Inc. | Q3 2018 Form 10-Q | 29

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service (the “IRS”) concluded its review of the years 2013 through 2015 during the third quarter of 2018. All years prior to 2016 are now closed. The Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 2003 generally remain open and could be subject to examination by the taxing authorities. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13 billion, plus interest of €1 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act. During the third quarter of 2018, the Company began funding amounts into escrow, where they will remain pending conclusion of all appeals.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals reversed the U.S. Tax Court's decision in Altera Corp v. Commissioner. As a result of this reversal, the Company expects to include share-based compensation in cost-sharing arrangements with its foreign subsidiaries. The Company is still evaluating the effect of this reversal and anticipates recognizing the impact during the fourth quarter of 2018.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2020 utilizing the modified retrospective transition method. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of June 30, 2018, the Company anticipates recording lease assets and liabilities of approximately $8.8 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Apple Inc. | Q3 2018 Form 10-Q | 30

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
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of June 30, 2018 and September 30, 2017 and for the first nine months of 2018 and 2017 (in millions):

	June 30, 2018	September 30, 2017
Cash, cash equivalents and marketable securities (1)	$243,743	$268,895
Property, plant and equipment, net	$38,117	$33,783
Commercial paper	$11,974	$11,977
Total term debt	$102,626	$103,703
Working capital	$27,213	$27,831

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash generated by operating activities (2)	$57,911	$48,476
Cash generated by/(used in) investing activities	$19,067	$(36,504)
Cash used in financing activities (2)	$(65,296)	$(13,885)

(1)	As of June 30, 2018, total cash, cash equivalents and marketable securities included $8.8 billion, related to the State Aid Decision and other agreements, which was restricted from general use.

(2)
Refer to Note 1, “Summary of Significant Accounting Polices” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on the prior period reclassification related to the Company’s adoption of ASU 2016-09.

Apple Inc. | Q3 2018 Form 10-Q | 31

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
In connection with the State Aid Decision, the Company began funding amounts into escrow during the third quarter of 2018, where they will remain pending conclusion of all appeals. As of June 30, 2018, €4.5 billion of the recovery amount was funded into escrow and was restricted from general use. Subsequent to June 30, 2018, the Company has funded an additional €4.5 billion of the recovery amount into escrow. The Company expects to fund the remaining recovery amount during the fourth quarter of 2018.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
During the nine months ended June 30, 2018, cash generated by operating activities of $57.9 billion was a result of $45.4 billion of net income and an increase in the net change in operating assets and liabilities of $33.9 billion, partially offset by non-cash adjustments to net income of $21.4 billion. Cash generated by investing activities of $19.1 billion during the nine months ended June 30, 2018 consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases, of $31.8 billion, partially offset by cash used to acquire property, plant and equipment of $10.3 billion. Cash used in financing activities of $65.3 billion during the nine months ended June 30, 2018 consisted primarily of cash used to repurchase common stock of $53.6 billion, cash used to pay dividends and dividend equivalents of $10.2 billion and cash used to repay term debt of $6.5 billion, partially offset by proceeds from the issuance of term debt, net of $7.0 billion.
During the nine months ended July 1, 2017, cash generated by operating activities of $48.5 billion was a result of $37.6 billion of net income, non-cash adjustments to net income of $16.0 billion and a decrease in the net change in operating assets and liabilities of $5.1 billion, which included a one-time payment of $1.9 billion related to a multi-year license agreement. Cash used in investing activities of $36.5 billion during the nine months ended July 1, 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $27.7 billion and cash used to acquire property, plant and equipment of $8.6 billion. Cash used in financing activities of $13.9 billion during the nine months ended July 1, 2017 consisted primarily of cash used to repurchase common stock of $25.1 billion, cash used to pay dividends and dividend equivalents of $9.5 billion and cash used to repay term debt of $3.5 billion, partially offset by proceeds from the issuance of term debt, net of $21.7 billion and proceeds from commercial paper, net of $3.9 billion.
Capital Assets
The Company’s capital expenditures were $11.1 billion during the first nine months of 2018. The Company anticipates utilizing approximately $17.0 billion for capital expenditures during 2018, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 30, 2018, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 2.03% and maturities generally less than nine months.
As of June 30, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $104.1 billion (collectively the “Notes”). During the first nine months of 2018, the Company repaid $6.5 billion of its Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 5, “Debt.”

Apple Inc. | Q3 2018 Form 10-Q | 32

Capital Return Program
During the third quarter of 2018, the Company repurchased 112.8 million shares of its common stock for $20.0 billion in connection with two separate share repurchase programs. Of the $20.0 billion, $10.4 billion was repurchased under the Company’s previous share repurchase program of up to $210 billion, thereby completing that program. On May 1, 2018, the Company announced the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The remaining $9.6 billion repurchased during the third quarter of 2018 was in connection with the new share repurchase program.
On May 1, 2018, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.63 to $0.73 per share, beginning with the dividend paid during the third quarter of 2018. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors. The Company plans to use current cash and cash generated from ongoing operating activities to fund its share repurchase program and quarterly cash dividend.
Off–Balance Sheet Arrangements and Contractual Obligations
The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or R&D services with the Company.
Operating Leases
As of June 30, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.6 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 30, 2018, the Company expects to pay $31.4 billion under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services and other obligations. As of June 30, 2018, the Company had other purchase obligations of $8.5 billion.
Other Non-Current Liabilities
The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of long-term taxes payable of $34.0 billion, and net unrecognized tax benefits and related interest and penalties of $6.8 billion. The Company plans to pay the tax payable in installments in accordance with the Act. The Company is unable to make a reasonably reliable estimate of the timing of payments related to unrecognized tax benefits due to uncertainties in the timing of tax audit outcomes.
Indemnification
Agreements entered into by the Company sometimes include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party. Except as disclosed in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
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

Apple Inc. | Q3 2018 Form 10-Q | 33

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
On December 22, 2017, the U.S. enacted the Act, which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. During the first quarter of 2018, the Company’s income tax expense included a provisional estimate of $2.6 billion in accordance with the SEC Staff Accounting Bulletin No. 118. This $2.6 billion provisional estimate included $1.8 billion related to the impact of remeasuring the Company’s deferred tax balances to reflect the new lower tax rate, and approximately $800 million associated with the net impact of the deemed repatriation tax. During the third quarter of 2018, the Company reduced its estimate of the deemed repatriation tax by $1.0 billion and adjusted the estimated impact of the deemed repatriation tax on unrecognized tax benefits by $700 million, resulting in the reduction of the Company’s provisional estimate from $2.6 billion to $900 million. The impact of the adjustments to the provisional estimate for the deemed repatriation tax and unrecognized tax benefits was included in the Company’s income tax expense during the third quarter of 2018. Resolution of the provisional estimates of the Act’s effects different from the assumptions made by the Company could have a material impact on the Company’s financial condition and operating results.

Apple Inc. | Q3 2018 Form 10-Q | 34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2018. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2017 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q3 2018 Form 10-Q | 35

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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. See the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2018 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2017 Form 10-K and in Part II, Item 1A of the Forms 10-Q for the quarters ended December 30, 2017 and March 31, 2018, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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
Global and regional economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth.
The Company has international operations with sales outside the U.S. representing a majority of the Company’s total net sales. In addition, a majority of the Company’s supply chain, and its manufacturing and assembly activities, are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.
In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.
A downturn in the economic environment could also lead to increased credit and collectibility risk on the Company’s trade receivables; the failure of derivative counterparties and other financial institutions; limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair value of the Company’s financial instruments. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.

Apple Inc. | Q3 2018 Form 10-Q | 36

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

Apple Inc. | Q3 2018 Form 10-Q | 37

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
Because the Company currently obtains components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. A number of suppliers of components may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. The effects of global or regional economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases.
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

Apple Inc. | Q3 2018 Form 10-Q | 38

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
The Company relies on sole-sourced outsourcing partners in the U.S., Asia and Europe to supply and manufacture many critical components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform may have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations may be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.
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
The Company’s products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including healthcare. In addition, the Company’s service offerings may have quality issues and from time to time experience outages, service slowdowns or errors. As a result, the Company’s services may not perform as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so could result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company may be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems could also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and services introductions and lost revenue.
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

Apple Inc. | Q3 2018 Form 10-Q | 39

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

Apple Inc. | Q3 2018 Form 10-Q | 40

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
The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs, political instability and international trade disputes. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectibility risk on its trade receivables with customers in certain international markets. There can be no assurance the Company can effectively limit its credit risk and avoid losses.

Apple Inc. | Q3 2018 Form 10-Q | 41

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

Apple Inc. | Q3 2018 Form 10-Q | 42

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
The Company’s business may be impacted by political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.
Political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners.
International trade disputes could result in tariffs and other protectionist measures that could adversely affect the Company’s business. Tariffs could increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that the Company earns on sales of its products. Tariffs could also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit the Company’s ability to offer its products and services. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.

Apple Inc. | Q3 2018 Form 10-Q | 43

Many of the Company’s operations and facilities as well as critical business operations of the Company’s suppliers and contract manufacturers are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond the Company’s control. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings. Following an interruption to its business, the Company could require substantial recovery time, experience significant expenditures in order to resume operations, and lose significant revenue. Because the Company relies on sole or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
The Company’s operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While the Company’s suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company’s business and harm to the Company’s reputation. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products and disruptions in the operations of the Company’s suppliers and contract manufacturers.
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

Apple Inc. | Q3 2018 Form 10-Q | 44

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of June 30, 2018, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

Apple Inc. | Q3 2018 Form 10-Q | 45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2018 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to May 5, 2018:
Open market and privately negotiated purchases (1)(2)	67,707	$170.46	67,707

May 6, 2018 to June 2, 2018:
Open market and privately negotiated purchases (1)	22,026	$187.56	22,026

June 3, 2018 to June 30, 2018:
Open market and privately negotiated purchases (1)	23,045	$187.78	23,045
Total	112,778			$90,417

(1)
On May 1, 2018, the Company announced that the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock, of which $9.6 billion had been utilized as of June 30, 2018. The remaining $90.4 billion in the table represents the amount available to repurchase shares under the new authorized repurchase program as of June 30, 2018. The Company’s new share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)	During the third quarter of 2018, the Company repurchased $10.4 billion of its common stock under its previous share repurchase program of up to $210 billion, thereby completing that program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q3 2018 Form 10-Q | 46

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

Apple Inc. | Q3 2018 Form 10-Q | 47

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2018	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q3 2018 Form 10-Q | 48