Form 10-K
period 2018-09-29
APPLE INC
filed 2018-11-05
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2018
or
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
Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $828,880,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
4,745,398,000 shares of common stock were issued and outstanding as of October 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 29, 2018

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
Company Background
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, Apple Watch®, AirPods®, Apple TV®, HomePod™, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS™ operating systems, iCloud®, Apple Pay® and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, Book Store and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories, through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers. The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company is a California corporation established in 1977.
Business Strategy
The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Digital Content and Services, which allows customers to discover and download or stream digital content, iOS, Mac, Apple Watch and Apple TV applications, and books through either a Mac or Windows personal computer or through iPhone, iPad and iPod touch® devices (“iOS devices”), Apple TV, Apple Watch and HomePod. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products, services and technologies.
Products
iPhone
iPhone is the Company’s line of smartphones based on its iOS operating system. iPhone includes Siri®, an intelligent assistant, and Apple Pay, Touch ID® and Face ID® on qualifying devices. In September 2018, the Company introduced three new iPhones. iPhone Xs and Xs Max feature a Super Retina™ OLED display, an all-screen stainless steel and glass design, faster processors and enhanced cameras, and were available beginning in September 2018. iPhone XR features a Liquid Retina™ LCD display in an all-screen aluminum and glass design, and was available beginning in October 2018. The Company’s line of smartphones also includes iPhone 8, 8 Plus, 7 and 7 Plus models. iPhone works with the iTunes Store, App Store, Book Store and Apple Music for purchasing, organizing and playing digital content and apps.

Apple Inc. | 2018 Form 10-K | 1

iPad
iPad is the Company’s line of multi-purpose tablets based on its iOS operating system, which includes iPad Pro®, iPad and iPad mini®. iPad includes Siri, Apple Pay and Touch ID. In March 2018, the Company released a new 9.7-inch iPad with Apple Pencil® compatibility. In October 2018, the Company introduced a new version of iPad Pro as well as a new Apple Pencil and Smart Keyboard Folio™. The new 11-inch and 12.9-inch iPad Pro models feature a Liquid Retina LCD display in an all-screen aluminum and glass design and integrate Face ID. iPad works with the iTunes Store, App Store, Book Store and Apple Music for purchasing, organizing and playing digital content and apps.
Mac
Mac is the Company’s line of desktop and portable personal computers based on its macOS operating system. Mac includes Siri and supports Apple Pay, and also includes Touch ID on qualifying devices. The Company’s desktop computers include iMac® 21.5-inch, iMac 21.5-inch with Retina® 4K display, iMac 27-inch with Retina 5K display, iMac Pro®, Mac Pro® and Mac mini®. The Company’s portable computers include MacBook®, MacBook Air®, MacBook Pro® and MacBook Pro with Touch Bar™. In October 2018, the Company introduced a new MacBook Air featuring a Retina display and Touch ID, and a new Mac mini with upgraded performance.
Operating Systems
iOS
iOS is the Company’s mobile operating system that serves as the foundation for iOS devices. Devices running iOS are compatible with both Mac and Windows personal computers and Apple’s iCloud services. In September 2018, the Company released iOS 12, which includes improved performance and responsiveness, new augmented reality capabilities and expressive communication features, and introduces Siri Shortcuts, enabling Siri to intelligently pair with third-party apps.
macOS
macOS is the Company’s desktop operating system and is built on an open-source UNIX-based foundation and provides an intuitive and integrated computer experience. Support for iCloud is built into macOS so users can access content and information from Mac, iOS devices and other supported devices and access downloaded content and apps from the iTunes Store. macOS Mojave, released in September 2018, is the 15th major release of macOS and makes apps such as News, Stocks, Voice Memos and Home available on the Mac for the first time. macOS Mojave also adds desktop and Finder® enhancements, such as Dark Mode, and introduces a full redesign of the Mac App Store.
watchOS
watchOS is the Company’s operating system for Apple Watch. In September 2018, the Company released watchOS 5, which helps users stay healthy and connected with new features including Activity Sharing competitions, auto-workout detection, advanced running features, Walkie-Talkie, Apple Podcasts and third-party apps on the Siri watch face.
tvOS
tvOS is the Company’s operating system for Apple TV. The tvOS operating system is based on the Company’s iOS platform and enables developers to create new apps and games specifically for Apple TV and deliver them to customers through the Apple TV App Store. tvOS incorporates Siri capabilities that allow searching across apps and services. In September 2018, the Company released tvOS 12, which supports enhanced sound quality and provides additional 4K high dynamic range (“HDR”) content.
Services
Digital Content and Services
The iTunes Store, available for iOS devices, Mac and Windows personal computers and Apple TV, allows customers to purchase and download or stream music and TV shows, rent or purchase movies and download free podcasts. The App Store, available for iOS devices, allows customers to discover and download apps and purchase in-app content. The Mac App Store, available for Mac computers, allows customers to discover, download and install Mac applications. The TV App Store allows customers access to apps and games specifically for Apple TV. The Book Store, available for iOS devices and Mac computers, features e-books from major and independent publishers. Apple Music offers users a curated listening experience with on-demand radio stations that evolve based on a user’s play or download activity and a subscription-based internet streaming service that also provides unlimited access to the Apple Music library.

Apple Inc. | 2018 Form 10-K | 2

iCloud
iCloud is the Company’s cloud service which stores music, photos, contacts, calendars, mail, documents and more, keeping them up-to-date and available across multiple iOS devices, Mac and Windows personal computers and Apple TV. iCloud services include iCloud Drive®, iCloud Photos, Family Sharing, Find My iPhone, iPad or Mac, Find My Friends, Notes, iCloud Keychain® and iCloud Backup for iOS devices.
AppleCare
The Company offers a range of support options for its customers. These include assistance that is built into software products, electronic product manuals, online support including comprehensive product information as well as technical assistance, AppleCare + (“AC+”) and the AppleCare® Protection Plan (“APP”). AC+ and APP are fee-based services that extend the coverage of phone support eligibility and hardware repairs. AC+ offers additional coverage for instances of accidental damage and is available in certain countries for certain products. Additionally, AC+ with theft and loss protection is available for iPhone in the U.S.
Apple Pay
Apple Pay is the Company’s cashless payment service available in certain countries that offers an easy, secure and private way to pay. Apple Pay allows users to pay for purchases in participating stores accepting contactless payments and to pay for purchases within participating apps on qualifying devices. Apple Pay accepts credit and debit cards across major card networks and also supports reward programs and store-issued credit and debit cards. In December 2017, the Company released an update to iOS 11 and watchOS 4 introducing Apple Pay Cash in the U.S., allowing peer-to-peer payments using Apple Pay.
Other Products
Apple TV
Apple TV connects to consumers’ TVs and enables them to access digital content directly for streaming video, playing music and games, and viewing photos. Content from Apple Music and other media services is also available on Apple TV. Apple TV allows streaming digital content from Mac and Windows personal computers through Home Sharing and from compatible Mac and iOS devices through AirPlay®. Apple TV runs on the Company’s tvOS operating system and is based on apps built for the television. Additionally, the Apple TV remote features Siri, allowing users to search and access content with their voice. The Company offers Apple TV and Apple TV 4K®, which supports 4K and HDR content.
Apple Watch
Apple Watch is a personal electronic device that combines the watchOS user interface and technologies created specifically for a smaller device, including the Digital Crown®, a unique navigation tool that allows users to seamlessly scroll, zoom and navigate, and Force Touch, a technology that senses the difference between a tap and a press and allows users to access controls within apps. Apple Watch enables users to communicate from their wrist, track their health and fitness through activity and workout apps, and includes Siri and Apple Pay. In September 2018, the Company introduced Apple Watch Series 4, with a new design including a larger display and thinner case, and featuring new health monitoring capabilities.
Other
The Company also sells AirPods, Beats® products, HomePod, iPod touch and other Apple-branded and third-party accessories. AirPods are the Company’s wireless headphones that interact with Siri. In February 2018, the Company released HomePod, a high-fidelity wireless smart speaker that interacts with Siri and Apple Music.
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

Apple Inc. | 2018 Form 10-K | 3

Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers and small and mid-sized businesses through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2018, the Company’s net sales through its direct and indirect distribution channels accounted for 29% and 71%, respectively, of total net sales.
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
No single customer accounted for more than 10% of net sales in 2018, 2017 and 2016.
Competition
The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. Many of the Company’s competitors that sell mobile devices and personal computers based on other operating systems seek to compete primarily through aggressive pricing and very low cost structures. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product and service features (including security features), relative price and performance, product and service quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support and corporate reputation.
The Company is focused on expanding its market opportunities related to personal computers and mobile communication and media devices. These markets are highly competitive and include many large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive price competition, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological advancements by competitors and price sensitivity on the part of consumers and businesses.

Apple Inc. | 2018 Form 10-K | 4

The Company’s services also face substantial competition, including from companies that have significant resources and experience and have established service offerings with large customer bases. The Company competes with business models that provide content to users for free. The Company also competes with illegitimate means to obtain third-party digital content and applications.
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
Supply of Components
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.
The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements.
The Company has entered into agreements for the supply of many components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect its financial condition and operating results.
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are single-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s financial condition and operating results could be materially adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s manufacturing purchase obligations typically cover its requirements for periods up to 150 days.
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

Apple Inc. | 2018 Form 10-K | 5

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
Many of the Company’s products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of the Company’s products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.
Foreign and Domestic Operations and Geographic Data
During 2018, the Company’s domestic and international net sales accounted for 37% and 63%, respectively, of total net sales. Gross margins on the Company’s products in foreign countries and on products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including duties, tariffs and antidumping penalties.
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
Warranty
The Company offers a limited parts and labor warranty on its hardware products. The basic warranty period is typically one year from the date of purchase by the original end user. The Company also offers a 90-day limited warranty on the service parts used to repair the Company’s hardware products. In certain jurisdictions, local law requires that manufacturers guarantee their products for a period prescribed by statute, typically at least two years. In addition, where available, consumers may purchase APP or AC+, which extends service coverage on many of the Company’s hardware products.
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
Employees
As of September 29, 2018, the Company had approximately 132,000 full-time equivalent employees.

Apple Inc. | 2018 Form 10-K | 6

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at investor.apple.com/investor-relations/sec-filings/default.aspx when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Apple Inc. | 2018 Form 10-K | 7

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
The Company’s products and services are offered in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological advancements by competitors and price sensitivity on the part of consumers and businesses.
The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. There can be no assurance that these investments will achieve expected returns, and the Company may not be able to develop and market new products and services successfully.
The Company currently holds a significant number of patents and copyrights and has registered, and applied to register, numerous patents, trademarks and service marks. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing on its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.

Apple Inc. | 2018 Form 10-K | 8

The Company has a minority market share in the global smartphone, tablet and personal computer markets. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. In addition, some of the Company’s competitors have broader product lines, lower-priced products and a larger installed base of active devices. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors may have the resources, experience or cost structures to provide products at little or no profit or even at a loss.
Additionally, the Company faces significant competition as competitors attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.
Some of the markets in which the Company competes, including the market for personal computers, have from time to time experienced little to no growth or contracted. In addition, an increasing number of internet-enabled devices that include software applications and are smaller, simpler and cheaper than traditional personal computers compete with some of the Company’s existing products.
The Company’s services also face substantial competition, including from companies that have significant resources and experience and have established service offerings with large customer bases. The Company competes with business models that provide content to users for free. The Company also competes with illegitimate means to obtain third-party digital content and applications.
The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve its products and services in order to maintain their functional and design advantages. There can be no assurance the Company will be able to continue to provide products and services that compete effectively.
To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products and services.
Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors including, but not limited to, timely and successful development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand and the risk that new products and services may have quality or other defects or deficiencies. Accordingly, the Company cannot determine in advance the ultimate effect of new product and service introductions and transitions.
The Company depends on the performance of carriers, wholesalers, retailers and other resellers.
The Company distributes its products through cellular network carriers, wholesalers, retailers and resellers, many of whom distribute products from competing manufacturers. The Company also sells its products and third-party products in most of its major markets directly to education, enterprise and government customers and consumers and small and mid-sized businesses through its retail and online stores.
Some carriers providing cellular network service for iPhone offer financing, installment payment plans or subsidies for users’ purchases of the device. There is no assurance that such offers will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.
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

Apple Inc. | 2018 Form 10-K | 9

The Company faces substantial inventory and other asset risk in addition to purchase commitment cancellation risk.
The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company also accrues necessary cancellation fee reserves for orders of excess products and components. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently recoverable, no assurance can be given that the Company will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.
The Company orders components for its products and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.
Future operating results depend upon the Company’s ability to obtain components in sufficient quantities on commercially reasonable terms.
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. The effects of global or regional economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect its financial condition and operating results.
The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source.
The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control may have an adverse effect on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While the Company relies on its partners to adhere to its supplier code of conduct, material violations of the supplier code of conduct could occur.
The Company relies on single-sourced outsourcing partners in the U.S., Asia and Europe to supply and manufacture many components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform may have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations may be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

Apple Inc. | 2018 Form 10-K | 10

The Company has invested in manufacturing process equipment, much of which is held at certain of its outsourcing partners, and has made prepayments to certain of its suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if these outsourcing partners or suppliers experience severe financial problems or other disruptions in their business, such continued supply could be reduced or terminated and the recoverability of manufacturing process equipment or prepayments could be negatively impacted.
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
The Company believes the availability of third-party software applications and services for its products depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining and upgrading such software and services for the Company’s products compared to competitors’ platforms, such as Android for smartphones and tablets and Windows for personal computers. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of product sales and the costs of developing such applications and services.

Apple Inc. | 2018 Form 10-K | 11

The Company’s minority market share in the global smartphone, tablet and personal computer markets could make developers less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for competitors’ products with larger market share. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.
The Company relies on the continued availability and development of compelling and innovative software applications for its products. The Company’s products and operating systems are subject to rapid technological change, and if third-party developers are unable to or choose not to keep up with this pace of change, third-party applications might not take advantage of these changes to deliver improved customer experiences or might not operate correctly and may result in dissatisfied customers.
The Company sells and delivers third-party applications for its products through the App Store, Mac App Store and TV App Store. The Company retains a commission from sales through these platforms. If developers reduce their use of these platforms to distribute their applications and offer in-app purchases to customers, then the volume of sales, and the commission that the Company earns on those sales, would decrease.
The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms or at all.
Many of the Company’s products include third-party intellectual property, which requires licenses from those third parties. Based on past experience and industry practice, the Company believes such licenses generally can be obtained on reasonable terms. There is, however, no assurance that the necessary licenses can be obtained on acceptable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, could preclude the Company from selling certain products or services, or otherwise have a material adverse impact on the Company’s financial condition and operating results.
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
Regardless of the merit of particular claims, litigation may be expensive, time consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into licensing agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses.
Except as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims, including matters related to infringement of intellectual property rights.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Apple Inc. | 2018 Form 10-K | 12

The Company is subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities in areas including, but not limited to, labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, anti-competition, environmental, health and safety.
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
The Company derives a majority of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect the Company’s brand, international growth efforts and business.
The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs, political instability and international trade disputes. Gross margins on the Company’s products in foreign countries, and on products that include components obtained from foreign suppliers, could be materially adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. The Company is also exposed to credit and collectibility risk on its trade receivables with customers in certain international markets. There can be no assurance the Company can effectively limit its credit risk and avoid losses.
The Company’s retail stores have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s retail stores have required substantial investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high cost structure associated with the Company’s retail stores, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and severance costs.
The Company’s retail operations are subject to many factors that pose risks and uncertainties and could adversely impact the Company’s financial condition and operating results, including macro-economic factors that could have an adverse effect on general retail activity. Other factors include, but are not limited to, the Company’s ability to manage costs associated with retail store construction and operation; manage relationships with existing retail partners; manage costs associated with fluctuations in the value of retail inventory; and obtain and renew leases in quality retail locations at a reasonable cost.

Apple Inc. | 2018 Form 10-K | 13

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
The Company’s business requires it to use and store confidential information including, among other things, personally identifiable information (“PII”) with respect to the Company’s customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.
The Company’s business also requires it to share confidential information with suppliers and other third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures are not always effective and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.
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
The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, may result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
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

Apple Inc. | 2018 Form 10-K | 14

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
International trade disputes could result in tariffs and other protectionist measures that could adversely affect the Company’s business. Tariffs could increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that the Company earns on its products. Tariffs could also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit the Company’s ability to offer its products and services. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.
Many of the Company’s operations and facilities as well as critical business operations of the Company’s suppliers and contract manufacturers are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond the Company’s control. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings. Following an interruption to its business, the Company could require substantial recovery time, experience significant expenditures in order to resume operations, and lose significant revenue. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.

Apple Inc. | 2018 Form 10-K | 15

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
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty and other cost fluctuations. The Company’s financial results may be materially adversely impacted as a result of shifts in the mix of products and services that the Company sells; shifts in the geographic, currency or channel mix of the Company’s sales; component cost increases; price competition; or the introduction of new products, including new products with higher cost structures.
The Company has typically experienced higher net sales in its first quarter compared to other quarters due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. Further, the Company generates a majority of its net sales from a single product and a decline in demand for that product could significantly impact quarterly net sales. The Company could also be subject to unexpected developments, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, information technology system failures or network disruptions, or failure of one of the Company’s logistics, components supply, or manufacturing partners.
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
The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar relative to local currencies.
The Company’s primary exposure to movements in foreign currency exchange rates relates to non–U.S. dollar–denominated sales and operating expenses worldwide. Gross margins on the Company’s products in foreign countries and on products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations.
Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency–denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, for competitive or other reasons, the Company may decide not to raise international pricing to offset the U.S. dollar’s strengthening, which would adversely affect the U.S. dollar value of the gross margins the Company earns on foreign currency–denominated sales.
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
The Company uses derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not be effective to offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Apple Inc. | 2018 Form 10-K | 16

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.
The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant realized losses and could have a material adverse impact on the Company’s financial condition and operating results.
The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 29, 2018, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition, operating results and cash flows could be materially adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Apple Inc. | 2018 Form 10-K | 17

Item 2.	Properties
The Company’s headquarters are located in Cupertino, California. As of September 29, 2018, the Company owned 16.5 million square feet and leased 24.3 million square feet of building space, primarily in the U.S. Additionally, the Company owned a total of 7,376 acres of land, primarily in the U.S.
As of September 29, 2018, the Company owned facilities and land for corporate functions, R&D and data centers at various locations throughout the U.S. Outside the U.S., the Company owned additional facilities and land for various purposes.
The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors and continues to make investments in capital equipment as needed to meet anticipated demand for its products and services.

Item 3.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Except as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Refer to the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2018 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 4.	Mine Safety Disclosures
Not applicable.

Apple Inc. | 2018 Form 10-K | 18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol AAPL.
Holders
As of October 26, 2018, there were 23,712 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 29, 2018 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to August 4, 2018:
Open market and privately negotiated purchases	26,859	$192.50	26,859

August 5, 2018 to September 1, 2018:
Open market and privately negotiated purchases	36,575	$214.07	36,575

September 2, 2018 to September 29, 2018:
Open market and privately negotiated purchases	29,029	$222.07	29,029
Total	92,463			$70,970

(1)
On May 1, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $100 billion of the Company’s common stock, of which $29.0 billion had been utilized as of September 29, 2018. The remaining $71.0 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 29, 2018. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Apple Inc. | 2018 Form 10-K | 19

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 29, 2018. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 27, 2013. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*
$100 invested on September 27, 2013 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.

Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2018 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	September 2013	September 2014	September 2015	September 2016	September 2017	September 2018
Apple Inc.	$100	$149	$173	$174	$242	$359
S&P 500 Index	$100	$120	$119	$137	$163	$192
S&P Information Technology Index	$100	$129	$132	$162	$209	$275
Dow Jones U.S. Technology Supersector Index	$100	$130	$130	$159	$203	$266

Apple Inc. | 2018 Form 10-K | 20

Item 6.	Selected Financial Data
The information set forth below for the five years ended September 29, 2018, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2018	2017	2016	2015	2014
Net sales	$265,595	$229,234	$215,639	$233,715	$182,795
Net income	$59,531	$48,351	$45,687	$53,394	$39,510

Earnings per share:
Basic	$12.01	$9.27	$8.35	$9.28	$6.49
Diluted	$11.91	$9.21	$8.31	$9.22	$6.45

Cash dividends declared per share	$2.72	$2.40	$2.18	$1.98	$1.82

Shares used in computing earnings per share:
Basic	4,955,377	5,217,242	5,470,820	5,753,421	6,085,572
Diluted	5,000,109	5,251,692	5,500,281	5,793,069	6,122,663

Total cash, cash equivalents and marketable securities	$237,100	$268,895	$237,585	$205,666	$155,239
Total assets	$365,725	$375,319	$321,686	$290,345	$231,839
Non-current portion of term debt	$93,735	$97,207	$75,427	$53,329	$28,987
Other non-current liabilities	$45,180	$40,415	$36,074	$33,427	$24,826

Apple Inc. | 2018 Form 10-K | 21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, AirPods, Apple TV, HomePod, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, Book Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories, through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2018 and 2016 spanned 52 weeks each, whereas fiscal year 2017 included 53 weeks. A 14th week was included in the first quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters.
Fiscal 2018 Highlights
Net sales increased 16% or $36.4 billion during 2018 compared to 2017, driven by higher net sales of iPhone, Services and Other Products. Net sales increased year-over-year in each of the geographic reportable segments.
In May 2018, the Company announced a new capital return program of $100 billion and raised its quarterly dividend from $0.63 to $0.73 per share beginning in May 2018. During 2018, the Company spent $73.1 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $13.7 billion.
Fiscal 2017 Highlights
Net sales increased 6% or $13.6 billion during 2017 compared to 2016, primarily driven by growth in Services, iPhone and Mac. The year-over-year increase in net sales reflected growth in each of the geographic reportable segments, with the exception of Greater China. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during 2017.
In May 2017, the Company announced an increase to its capital return program by raising the total size of the program from $250 billion to $300 billion. This included increasing its share repurchase authorization from $175 billion to $210 billion and raising its quarterly dividend from $0.57 to $0.63 per share beginning in May 2017. During 2017, the Company spent $33.0 billion to repurchase shares of its common stock and paid dividends and dividend equivalents of $12.8 billion. The $210 billion share repurchase program was completed in the third quarter of 2018.
The Company issued $24.0 billion of U.S. dollar–denominated term debt, €2.5 billion of euro-denominated term debt and C$2.5 billion of Canadian dollar–denominated term debt during 2017.

Apple Inc. | 2018 Form 10-K | 22

Sales Data
The following table shows net sales by reportable segment and net sales and unit sales by product for 2018, 2017 and 2016 (dollars in millions and units in thousands):

	2018	Change	2017	Change	2016
Net Sales by Reportable Segment:
Americas	$112,093	16%	$96,600	12%	$86,613
Europe	62,420	14%	54,938	10%	49,952
Greater China	51,942	16%	44,764	(8)%	48,492
Japan	21,733	23%	17,733	5%	16,928
Rest of Asia Pacific	17,407	15%	15,199	11%	13,654
Total net sales	$265,595	16%	$229,234	6%	$215,639

Net Sales by Product:
iPhone (1)	$166,699	18%	$141,319	3%	$136,700
iPad (1)	18,805	(2)%	19,222	(7)%	20,628
Mac (1)	25,484	(1)%	25,850	13%	22,831
Services (2)	37,190	24%	29,980	23%	24,348
Other Products (1)(3)	17,417	35%	12,863	16%	11,132
Total net sales	$265,595	16%	$229,234	6%	$215,639

Unit Sales by Product:
iPhone	217,722	—%	216,756	2%	211,884
iPad	43,535	—%	43,753	(4)%	45,590
Mac	18,209	(5)%	19,251	4%	18,484

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)
Includes revenue from Digital Content and Services, AppleCare, Apple Pay, licensing and other services. Services net sales in 2018 included a favorable one-time item of $236 million in connection with the final resolution of various lawsuits. Services net sales in 2017 included a favorable one-time adjustment of $640 million due to a change in estimate based on the availability of additional supporting information.

(3)	Includes sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and other Apple-branded and third-party accessories.

Apple Inc. | 2018 Form 10-K | 23

Product Performance
iPhone
The following table presents iPhone net sales and unit sales information for 2018, 2017 and 2016 (dollars in millions and units in thousands):

	2018	Change	2017	Change	2016
Net sales	$166,699	18%	$141,319	3%	$136,700
Percentage of total net sales	63%		62%		63%
Unit sales	217,722	—%	216,756	2%	211,884
iPhone net sales increased during 2018 compared to 2017 due primarily to a different mix of iPhones resulting in higher average selling prices.
iPhone net sales increased during 2017 compared to 2016 due to higher iPhone unit sales and a different mix of iPhones with higher average selling prices. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on iPhone net sales during 2017.
iPad
The following table presents iPad net sales and unit sales information for 2018, 2017 and 2016 (dollars in millions and units in thousands):

	2018	Change	2017	Change	2016
Net sales	$18,805	(2)%	$19,222	(7)%	$20,628
Percentage of total net sales	7%		8%		10%
Unit sales	43,535	—%	43,753	(4)%	45,590
iPad net sales decreased during 2018 compared to 2017 due primarily to a different mix of iPads resulting in lower average selling prices. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on iPad net sales during 2018.
iPad net sales decreased during 2017 compared to 2016 due to lower iPad unit sales and a different mix of iPads with lower average selling prices. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on iPad net sales during 2017.
Mac
The following table presents Mac net sales and unit sales information for 2018, 2017 and 2016 (dollars in millions and units in thousands):

	2018	Change	2017	Change	2016
Net sales	$25,484	(1)%	$25,850	13%	$22,831
Percentage of total net sales	10%		11%		11%
Unit sales	18,209	(5)%	19,251	4%	18,484
Mac net sales decreased during 2018 compared to 2017 due primarily to lower Mac unit sales, partially offset by a different mix of Macs with higher average selling prices. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Mac net sales during 2018.
Mac net sales increased during 2017 compared to 2016 due primarily to a different mix of Macs with higher average selling prices and higher Mac unit sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Mac net sales during 2017.

Apple Inc. | 2018 Form 10-K | 24

Services
The following table presents Services net sales information for 2018, 2017 and 2016 (dollars in millions):

	2018	Change	2017	Change	2016
Net sales	$37,190	24%	$29,980	23%	$24,348
Percentage of total net sales	14%		13%		11%
The year-over-year growth in Services net sales in 2018 was due primarily to licensing, App Store and AppleCare. During 2018, the Company recognized a favorable one-time item of $236 million in connection with the final resolution of various lawsuits.
The year-over-year growth in Services net sales in 2017 was due primarily to increases in App Store and licensing sales. Services net sales in 2017 included a favorable one-time adjustment of $640 million due to a change in estimate based on the availability of additional supporting information.
Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Segment Information and Geographic Data.”
Americas
The following table presents Americas net sales information for 2018, 2017 and 2016 (dollars in millions):

	2018	Change	2017	Change	2016
Net sales	$112,093	16%	$96,600	12%	$86,613
Percentage of total net sales	42%		42%		40%
Americas net sales increased during 2018 compared to 2017 due to higher net sales of iPhone, Services and Other Products.
Americas net sales increased during 2017 compared to 2016 due primarily to higher net sales of iPhone, Services and Mac.
Europe
The following table presents Europe net sales information for 2018, 2017 and 2016 (dollars in millions):

	2018	Change	2017	Change	2016
Net sales	$62,420	14%	$54,938	10%	$49,952
Percentage of total net sales	24%		24%		23%
Europe net sales increased during 2018 compared to 2017 due primarily to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Europe net sales during 2018.
Europe net sales increased during 2017 compared to 2016 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during 2017.

Apple Inc. | 2018 Form 10-K | 25

Greater China
The following table presents Greater China net sales information for 2018, 2017 and 2016 (dollars in millions):

	2018	Change	2017	Change	2016
Net sales	$51,942	16%	$44,764	(8)%	$48,492
Percentage of total net sales	20%		20%		22%
Greater China net sales increased during 2018 compared to 2017 due primarily to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Greater China net sales during 2018.
Greater China net sales decreased during 2017 compared to 2016 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during 2017.
Japan
The following table presents Japan net sales information for 2018, 2017 and 2016 (dollars in millions):

	2018	Change	2017	Change	2016
Net sales	$21,733	23%	$17,733	5%	$16,928
Percentage of total net sales	8%		8%		8%
Japan net sales increased during 2018 compared to 2017 due primarily to higher net sales of iPhone and Services.
The year-over-year increase in Japan net sales in 2017 was due to higher net sales of Services and the strength in the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
The following table presents Rest of Asia Pacific net sales information for 2018, 2017 and 2016 (dollars in millions):

	2018	Change	2017	Change	2016
Net sales	$17,407	15%	$15,199	11%	$13,654
Percentage of total net sales	7%		7%		6%
Rest of Asia Pacific net sales increased during 2018 compared to 2017 due primarily to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during 2018.
Rest of Asia Pacific net sales increased during 2017 compared to 2016 due primarily to higher net sales of iPhone, Services and Mac. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during 2017.
Gross Margin
Gross margin for 2018, 2017 and 2016 was as follows (dollars in millions):

	2018	2017	2016
Net sales	$265,595	$229,234	$215,639
Cost of sales	163,756	141,048	131,376
Gross margin	$101,839	$88,186	$84,263
Gross margin percentage	38.3%	38.5%	39.1%
Gross margin increased in 2018 compared to 2017 due primarily to a favorable shift in mix of iPhones with higher average selling prices and higher Services net sales, partially offset by higher product cost structures. Gross margin percentage decreased year-over-year due primarily to higher product cost structures, partially offset by higher Services net sales. The strength in foreign currencies relative to the U.S. dollar had a favorable impact on gross margin and gross margin percentage during 2018.

Apple Inc. | 2018 Form 10-K | 26

Gross margin increased in 2017 compared to 2016 due primarily to a shift in mix to Services and an overall increase in product volumes. Gross margin percentage decreased year-over-year due primarily to higher product costs, partially offset by a favorable shift in mix to Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on gross margin and gross margin percentage during 2017.
The Company anticipates gross margin percentage during the first quarter of 2019 to be between 38.0% and 38.5%. The foregoing statement regarding the Company’s expected gross margin percentage in the first quarter of 2019 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will be subject to volatility and remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products; compressed product life cycles; potential increases in the cost of components and outside manufacturing services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; fluctuations in exchange rates; and costs associated with the Company’s frequent introductions and transitions of products and services.
Operating Expenses
Operating expenses for 2018, 2017 and 2016 were as follows (dollars in millions):

	2018	Change	2017	Change	2016
Research and development	$14,236	23%	$11,581	15%	$10,045
Percentage of total net sales	5%		5%		5%
Selling, general and administrative	$16,705	9%	$15,261	8%	$14,194
Percentage of total net sales	6%		7%		7%
Total operating expenses	$30,941	15%	$26,842	11%	$24,239
Percentage of total net sales	12%		12%		11%
Research and Development
The year-over-year growth in R&D expense in 2018 was driven primarily by increases in headcount-related expenses, infrastructure-related costs and material costs to support expanded R&D activities. R&D expense increased during 2017 compared to 2016 due primarily to increases in headcount-related expenses and material costs to support expanded R&D activities. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The year-over-year growth in selling, general and administrative expense in 2018 was driven primarily by increases in in headcount-related expenses, professional services and infrastructure-related costs. The increase in selling, general and administrative expense in 2017 compared to 2016 was driven primarily by an increase in headcount-related expenses, variable selling expenses and infrastructure-related costs.
Other Income/(Expense), Net
Other income/(expense), net for 2018, 2017 and 2016 was as follows (dollars in millions):

	2018	Change	2017	Change	2016
Interest and dividend income	$5,686		$5,201		$3,999
Interest expense	(3,240)		(2,323)		(1,456)
Other expense, net	(441)		(133)		(1,195)
Total other income/(expense), net	$2,005	(27)%	$2,745	104%	$1,348
The year-over-year decrease in other income/(expense), net during 2018 was due primarily to higher interest expense on debt and the impact of foreign exchange–related items, partially offset by higher interest income. The year-over-year increase in other income/(expense), net during 2017 was due primarily to higher interest income and the favorable impact of foreign exchange–related items, partially offset by higher interest expense on debt. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.16%, 1.99% and 1.73% in 2018, 2017 and 2016, respectively.

Apple Inc. | 2018 Form 10-K | 27

Provision for Income Taxes
Provision for income taxes and effective tax rates for 2018, 2017 and 2016 were as follows (dollars in millions):

	2018	2017	2016
Provision for income taxes	$13,372	$15,738	$15,685
Effective tax rate	18.3%	24.6%	25.6%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. By operation of law, the Company applied a blended U.S. statutory federal income tax rate of 24.5% for 2018 (the “2018 blended U.S. tax rate”). The Act also created a new minimum tax on certain future foreign earnings.
The Company’s effective tax rate for 2018 was lower than the 2018 blended U.S. tax rate due primarily to the lower tax rate on foreign earnings, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act.
The Company’s effective tax rates for 2017 and 2016 were lower than the historical statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by subsidiaries organized in Ireland, for which no U.S. taxes were provided when such earnings were intended to be indefinitely reinvested outside the U.S.
The lower effective tax rate in 2018 compared to 2017 was due primarily to the lower 2018 blended U.S. tax rate, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act. The lower effective tax rate in 2017 compared to 2016 was due to a different geographic mix of earnings and higher U.S. R&D tax credits.
As a result of adopting Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), in 2018, the Company records any excess tax benefits or deficiencies from its equity awards as part of the provision for income taxes. The Company anticipates that these excess tax benefits or deficiencies will have the greatest impact on its effective tax rates in the first and third quarters, as the majority of the Company’s equity awards vest in those quarters.
As of September 29, 2018, the Company had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $6.3 billion and deferred tax liabilities of $426 million. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act. As of September 29, 2018, the entire recovery amount plus interest was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals reversed the U.S. Tax Court's decision in Altera Corp v. Commissioner, regarding the inclusion of share-based compensation in cost-sharing arrangements with foreign subsidiaries. The reversal was subsequently withdrawn, and the Company believes adequate provision has been made for any adjustments that may result from the final resolution of the case.
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

Apple Inc. | 2018 Form 10-K | 28

Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company will adopt ASU 2016-16 in its first quarter of 2019 utilizing the modified retrospective transition method. Currently, the Company estimates recording $3 billion of net deferred tax assets on its Condensed Consolidated Balance Sheets upon adoption. However, the ultimate impact of adopting ASU 2016-16 will depend on the balance of intellectual property transferred between its subsidiaries as of the adoption date, as well as the deferred tax impact of the new minimum tax on certain future foreign earnings. The Company will recognize incremental deferred income tax expense thereafter as these net deferred tax assets are utilized.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of September 29, 2018, the Company anticipates recording lease assets and liabilities of approximately $8.9 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
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
Subsequently, the FASB issued additional ASUs to clarify the guidance in ASU 2014-09. ASU 2014-09 and its related ASUs are collectively referred to herein as the “new revenue standard.” The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the new revenue standard in its first quarter of 2019 utilizing the full retrospective transition method. The new revenue standard will not have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

Apple Inc. | 2018 Form 10-K | 29

Liquidity and Capital Resources
The following table presents selected financial information and statistics as of and for the years ended September 29, 2018, September 30, 2017 and September 24, 2016 (in millions):

	2018	2017	2016
Cash, cash equivalents and marketable securities (1)	$237,100	$268,895	$237,585
Property, plant and equipment, net	$41,304	$33,783	$27,010
Commercial paper	$11,964	$11,977	$8,105
Total term debt	$102,519	$103,703	$78,927
Working capital	$14,473	$27,831	$27,863
Cash generated by operating activities (2)	$77,434	$64,225	$66,231
Cash generated by/(used in) investing activities	$16,066	$(46,446)	$(45,977)
Cash used in financing activities (2)	$(87,876)	$(17,974)	$(20,890)

(1)	As of September 29, 2018, total cash, cash equivalents and marketable securities included $20.3 billion that was restricted from general use, related to the State Aid Decision and other agreements.

(2)
Refer to Note 1, “Summary of Significant Accounting Polices” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information on the prior period reclassification related to the Company’s adoption of ASU 2016-09.

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
In connection with the State Aid Decision, as of September 29, 2018, the entire recovery amount of €13.1 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During 2018, cash generated by operating activities of $77.4 billion was a result of $59.5 billion of net income and an increase in the net change in operating assets and liabilities of $34.7 billion, partially offset by non-cash adjustments to net income of $16.8 billion. Cash generated by investing activities of $16.1 billion during 2018 consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases, of $32.4 billion, partially offset by cash used to acquire property, plant and equipment of $13.3 billion. Cash used in financing activities of $87.9 billion during 2018 consisted primarily of cash used to repurchase common stock of $72.7 billion, cash used to pay dividends and dividend equivalents of $13.7 billion and cash used to repay term debt of $6.5 billion, partially offset by proceeds from the issuance of term debt, net of $7.0 billion.
During 2017, cash generated by operating activities of $64.2 billion was a result of $48.4 billion of net income, non-cash adjustments to net income of $20.8 billion and a decrease in the net change in operating assets and liabilities of $4.9 billion, which included a one-time payment of $1.9 billion related to a multi-year license agreement. Cash used in investing activities of $46.4 billion during 2017 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $33.1 billion and cash used to acquire property, plant and equipment of $12.5 billion. Cash used in financing activities of $18.0 billion during 2017 consisted primarily of cash used to repurchase common stock of $32.9 billion, cash used to pay dividends and dividend equivalents of $12.8 billion and cash used to repay term debt of $3.5 billion, partially offset by proceeds from the issuance of term debt, net of $28.7 billion and proceeds from commercial paper, net of $3.9 billion.
Capital Assets
The Company’s capital expenditures were $16.7 billion during 2018. The Company anticipates utilizing approximately $14.0 billion for capital expenditures during 2019, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 29, 2018, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 2.18% and maturities generally less than nine months.

Apple Inc. | 2018 Form 10-K | 30

As of September 29, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $104.2 billion (collectively the “Notes”). During 2018, the Company issued $7.0 billion and repaid $6.5 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, “Financial Instruments” and Note 5, “Debt.”
Capital Return Program
During 2018, the Company repurchased 405.5 million shares of its common stock for $73.1 billion in connection with two separate share repurchase programs. Of the $73.1 billion, $44.0 billion was repurchased under the Company’s previous share repurchase program of up to $210 billion, thereby completing that program. On May 1, 2018, the Company announced the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The remaining $29.0 billion repurchased during 2018 was in connection with the new share repurchase program. The Company’s new share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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
Contractual Obligations
The following table presents certain payments due by the Company as of September 29, 2018, and excludes amounts already recorded on the Consolidated Balance Sheet, except for term debt and the deemed repatriation tax payable (in millions):

	Payments Due in 2019	Payments Due in 2020–2021	Payments Due in 2022–2023	Payments Due After 2023	Total
Term debt	$8,797	$18,933	$17,978	$58,485	$104,193
Operating leases	1,298	2,507	1,838	3,984	9,627
Manufacturing purchase obligations (1)	41,548	2,469	1,183	—	45,200
Other purchase obligations	3,784	2,482	681	66	7,013
Deemed repatriation tax payable	—	5,366	5,942	22,281	33,589
Total	$55,427	$31,757	$27,622	$84,816	$199,622

(1)	Represents amount expected to be paid under manufacturing-related supplier arrangements, substantially all of which is noncancelable.
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
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services, content creation and other activities.

Apple Inc. | 2018 Form 10-K | 31

Deemed Repatriation Tax Payable
As of September 29, 2018, a significant portion of the other non-current liabilities in the Company’s Consolidated Balance Sheet consisted of the deemed repatriation tax payable imposed by the Act. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act.
Other Non-Current Liabilities
The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing of payments; therefore, such amounts are not included in the above contractual obligation table.
Indemnification
Agreements entered into by the Company may include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party. Except as disclosed in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
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
The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers of the Company, and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. While the Company maintains directors and officers liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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

Apple Inc. | 2018 Form 10-K | 32

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
For sales of iPhone, iPad, Mac and certain other products, the Company has indicated it may from time to time provide future unspecified software upgrades to the device’s essential software and/or non-software services free of charge. Because the Company has neither VSOE nor TPE for the unspecified software upgrade rights or the non-software services, revenue is allocated to these rights and services based on the Company’s ESPs. Revenue allocated to the unspecified software upgrade rights and non-software services based on the Company’s ESPs is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided.
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

Apple Inc. | 2018 Form 10-K | 33

Valuation and Impairment of Marketable Securities
The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are generally recognized in accumulated other comprehensive income, net of tax, in the Company’s Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results.
Inventory Valuation, Valuation of Manufacturing-Related Assets and Estimation of Purchase Commitment Cancellation Fees
The Company purchases components and builds inventory in advance of product shipments and invests in manufacturing-related assets, including capital assets held at its suppliers’ facilities. In addition, the Company makes prepayments to certain of its suppliers associated with long-term supply agreements to secure supply of inventory. The Company performs a regular review of inventory that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels and component cost trends. If the Company determines inventories of components and products, including third-party products held for resale, have become obsolete or are in excess of anticipated demand or net realizable value, it records a write-down of the inventories. The Company also reviews its manufacturing-related capital assets and inventory prepayments for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines that an asset is not recoverable, it records an impairment loss equal to the amount by which the carrying value of such an asset exceeds its fair value. Any write-downs and/or impairments the Company may be required to record would adversely affect the Company’s financial condition and operating results.
The Company accrues for estimated purchase commitment cancellation fees related to inventory orders that have been canceled or are expected to be canceled. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods up to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products, a change in the Company’s product development plans, or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record accruals for cancellation fees that would adversely affect its operating results.
Warranty Costs
The Company accrues the estimated cost of warranties in the period the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost per claim and knowledge of specific product failures outside of the Company’s typical experience. The Company regularly reviews these estimates and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company’s financial condition and operating results.
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

Apple Inc. | 2018 Form 10-K | 34

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to recover the Company’s deferred tax assets. In the event that the Company determines all or part of its net deferred tax assets are not realizable in the future, the Company will record an adjustment to the valuation allowance and a corresponding charge to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
On December 22, 2017, the U.S. enacted the Act, which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increased the Company’s provision for income taxes by $1.5 billion during 2018. This increase was composed of $2.0 billion related to the remeasurement of net deferred tax assets and liabilities and $1.2 billion associated with the deemed repatriation tax, partially offset by a $1.7 billion impact the deemed repatriation tax had on the Company’s unrecognized tax benefits. Certain amounts reported by the Company related to the Act are provisional estimates in accordance with the SEC Staff Accounting Bulletin No. 118. Resolution of the Act’s effects different from the assumptions made by the Company could have a material impact on the Company’s financial condition and operating results.
Legal and Other Contingencies
As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 9, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Except as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 9, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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
The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 29, 2018 and September 30, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.9 billion and $6.0 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Apple Inc. | 2018 Form 10-K | 35

As of September 29, 2018 and September 30, 2017, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $102.5 billion and $103.7 billion, respectively. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 29, 2018 and September 30, 2017 to increase by $399 million and $376 million on an annualized basis, respectively.
Further details regarding the Company’s debt is provided in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 5, “Debt.”
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
The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. In addition, the Company has entered, and in the future may enter, into foreign currency contracts to partially offset the foreign currency exchange gains and losses on its foreign currency–denominated debt issuances. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures.
To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $592 million as of September 29, 2018 compared to a maximum one-day loss in fair value of $485 million as of September 30, 2017. Because the Company uses foreign currency instruments for hedging purposes, the losses in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 29, 2018 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.

Apple Inc. | 2018 Form 10-K | 36

Item 8.	Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Apple Inc. | 2018 Form 10-K | 37

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 29, 2018	September 30, 2017	September 24, 2016
Net sales	$265,595	$229,234	$215,639
Cost of sales	163,756	141,048	131,376
Gross margin	101,839	88,186	84,263

Operating expenses:
Research and development	14,236	11,581	10,045
Selling, general and administrative	16,705	15,261	14,194
Total operating expenses	30,941	26,842	24,239

Operating income	70,898	61,344	60,024
Other income/(expense), net	2,005	2,745	1,348
Income before provision for income taxes	72,903	64,089	61,372
Provision for income taxes	13,372	15,738	15,685
Net income	$59,531	$48,351	$45,687

Earnings per share:
Basic	$12.01	$9.27	$8.35
Diluted	$11.91	$9.21	$8.31

Shares used in computing earnings per share:
Basic	4,955,377	5,217,242	5,470,820
Diluted	5,000,109	5,251,692	5,500,281
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2018 Form 10-K | 38

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 29, 2018	September 30, 2017	September 24, 2016
Net income	$59,531	$48,351	$45,687
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax effects of $(1), $(77) and $8, respectively	(525)	224	75

Change in unrealized gains/losses on derivative instruments:
Change in fair value of derivatives, net of tax benefit/(expense) of $(149), $(478) and $(7), respectively	523	1,315	7
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $(104), $475 and $131, respectively	382	(1,477)	(741)
Total change in unrealized gains/losses on derivative instruments, net of tax	905	(162)	(734)

Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax benefit/(expense) of $1,156, $425 and $(863), respectively	(3,407)	(782)	1,582
Adjustment for net (gains)/losses realized and included in net income, net of tax expense/(benefit) of $21, $35 and $(31), respectively	1	(64)	56
Total change in unrealized gains/losses on marketable securities, net of tax	(3,406)	(846)	1,638

Total other comprehensive income/(loss)	(3,026)	(784)	979
Total comprehensive income	$56,505	$47,567	$46,666
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2018 Form 10-K | 39

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 29, 2018	September 30, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$25,913	$20,289
Marketable securities	40,388	53,892
Accounts receivable, net	23,186	17,874
Inventories	3,956	4,855
Vendor non-trade receivables	25,809	17,799
Other current assets	12,087	13,936
Total current assets	131,339	128,645

Non-current assets:
Marketable securities	170,799	194,714
Property, plant and equipment, net	41,304	33,783
Other non-current assets	22,283	18,177
Total non-current assets	234,386	246,674
Total assets	$365,725	$375,319

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$55,888	$44,242
Other current liabilities	32,687	30,551
Deferred revenue	7,543	7,548
Commercial paper	11,964	11,977
Term debt	8,784	6,496
Total current liabilities	116,866	100,814

Non-current liabilities:
Deferred revenue	2,797	2,836
Term debt	93,735	97,207
Other non-current liabilities	45,180	40,415
Total non-current liabilities	141,712	140,458
Total liabilities	258,578	241,272

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,754,986 and 5,126,201 shares issued and outstanding, respectively	40,201	35,867
Retained earnings	70,400	98,330
Accumulated other comprehensive income/(loss)	(3,454)	(150)
Total shareholders’ equity	107,147	134,047
Total liabilities and shareholders’ equity	$365,725	$375,319
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2018 Form 10-K | 40

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Common Stock and Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 26, 2015	5,578,753	$27,416	$92,284	$(345)	$119,355
Net income	—	—	45,687	—	45,687
Other comprehensive income/(loss)	—	—	—	979	979
Dividends and dividend equivalents declared at $2.18 per share or RSU	—	—	(12,188)	—	(12,188)
Repurchase of common stock	(279,609)	—	(29,000)	—	(29,000)
Share-based compensation	—	4,262	—	—	4,262
Common stock issued, net of shares withheld for employee taxes	37,022	(806)	(419)	—	(1,225)
Tax benefit from equity awards, including transfer pricing adjustments	—	379	—	—	379
Balances as of September 24, 2016	5,336,166	31,251	96,364	634	128,249
Net income	—	—	48,351	—	48,351
Other comprehensive income/(loss)	—	—	—	(784)	(784)
Dividends and dividend equivalents declared at $2.40 per share or RSU	—	—	(12,803)	—	(12,803)
Repurchase of common stock	(246,496)	—	(33,001)	—	(33,001)
Share-based compensation	—	4,909	—	—	4,909
Common stock issued, net of shares withheld for employee taxes	36,531	(913)	(581)	—	(1,494)
Tax benefit from equity awards, including transfer pricing adjustments	—	620	—	—	620
Balances as of September 30, 2017	5,126,201	35,867	98,330	(150)	134,047
Cumulative effect of change in accounting principle	—	—	278	(278)	—
Net income	—	—	59,531	—	59,531
Other comprehensive income/(loss)	—	—	—	(3,026)	(3,026)
Dividends and dividend equivalents declared at $2.72 per share or RSU	—	—	(13,735)	—	(13,735)
Repurchase of common stock	(405,549)	—	(73,056)	—	(73,056)
Share-based compensation	—	5,443	—	—	5,443
Common stock issued, net of shares withheld for employee taxes	34,334	(1,109)	(948)	—	(2,057)
Balances as of September 29, 2018	4,754,986	$40,201	$70,400	$(3,454)	$107,147
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2018 Form 10-K | 41

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 29, 2018	September 30, 2017	September 24, 2016
Cash and cash equivalents, beginning of the year	$20,289	$20,484	$21,120
Operating activities:
Net income	59,531	48,351	45,687
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	10,903	10,157	10,505
Share-based compensation expense	5,340	4,840	4,210
Deferred income tax expense/(benefit)	(32,590)	5,966	4,938
Other	(444)	(166)	486
Changes in operating assets and liabilities:
Accounts receivable, net	(5,322)	(2,093)	527
Inventories	828	(2,723)	217
Vendor non-trade receivables	(8,010)	(4,254)	(51)
Other current and non-current assets	(423)	(5,318)	1,055
Accounts payable	9,175	8,966	2,117
Deferred revenue	(44)	(626)	(1,554)
Other current and non-current liabilities	38,490	1,125	(1,906)
Cash generated by operating activities	77,434	64,225	66,231
Investing activities:
Purchases of marketable securities	(71,356)	(159,486)	(142,428)
Proceeds from maturities of marketable securities	55,881	31,775	21,258
Proceeds from sales of marketable securities	47,838	94,564	90,536
Payments for acquisition of property, plant and equipment	(13,313)	(12,451)	(12,734)
Payments made in connection with business acquisitions, net	(721)	(329)	(297)
Purchases of non-marketable securities	(1,871)	(521)	(1,388)
Proceeds from non-marketable securities	353	126	—
Other	(745)	(124)	(924)
Cash generated by/(used in) investing activities	16,066	(46,446)	(45,977)
Financing activities:
Proceeds from issuance of common stock	669	555	495
Payments for taxes related to net share settlement of equity awards	(2,527)	(1,874)	(1,570)
Payments for dividends and dividend equivalents	(13,712)	(12,769)	(12,150)
Repurchases of common stock	(72,738)	(32,900)	(29,722)
Proceeds from issuance of term debt, net	6,969	28,662	24,954
Repayments of term debt	(6,500)	(3,500)	(2,500)
Change in commercial paper, net	(37)	3,852	(397)
Cash used in financing activities	(87,876)	(17,974)	(20,890)
Increase/(Decrease) in cash and cash equivalents	5,624	(195)	(636)
Cash and cash equivalents, end of the year	$25,913	$20,289	$20,484
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$10,417	$11,591	$10,444
Cash paid for interest	$3,022	$2,092	$1,316
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2018 Form 10-K | 42

Apple Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone, iPad, Mac, Apple Watch, AirPods, Apple TV, HomePod, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of other accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, Book Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories, through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Basis of Presentation and Preparation
The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2018 and 2016 spanned 52 weeks each, whereas fiscal year 2017 included 53 weeks. A 14th week was included in the first fiscal quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
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

Apple Inc. | 2018 Form 10-K | 43

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. This includes amounts that have been deferred for unspecified and specified software upgrade rights and non-software services that are attached to hardware and software products. The Company sells gift cards redeemable at its retail and online stores, and also sells gift cards redeemable on iTunes Store, App Store, Mac App Store, TV App Store and Book Store for the purchase of digital content and software. The Company records deferred revenue upon the sale of the card, which is relieved upon redemption of the card by the customer. Revenue from AppleCare service and support contracts is deferred and recognized over the service coverage periods. AppleCare service and support contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.
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
For sales of iPhone, iPad, Mac and certain other products, the Company has indicated it may from time to time provide future unspecified software upgrades to the device’s essential software and/or non-software services free of charge. The Company has identified up to three deliverables regularly included in arrangements involving the sale of these devices. The first deliverable, which represents the substantial portion of the allocated sales price, is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with qualifying devices to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software. The third deliverable is the non-software services to be provided to qualifying devices. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESPs. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale, provided the other conditions for revenue recognition have been met. Revenue allocated to the embedded unspecified software upgrade rights and the non-software services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.
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

Apple Inc. | 2018 Form 10-K | 44

Share-Based Compensation
The Company generally measures share-based compensation based on the closing price of the Company’s common stock on the date of grant, and recognizes expense on a straight-line basis for its estimate of equity awards that will ultimately vest. Further information regarding share-based compensation can be found in Note 8, “Benefit Plans.”
During the first quarter of 2018, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. Historically, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its Consolidated Balance Sheets and were classified as a financing activity in its Consolidated Statements of Cash Flows. Beginning in 2018, the Company records any excess tax benefits or deficiencies from its equity awards as part of the provision for income taxes in its Consolidated Statements of Operations in the reporting periods in which equity vesting occurs. The Company elected to apply the cash flow classification requirements related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to cash generated by operating activities in the Consolidated Statements of Cash Flows of $627 million and $407 million for 2017 and 2016, respectively.
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2018, 2017 and 2016 (net income in millions and shares in thousands):

	2018	2017	2016
Numerator:
Net income	$59,531	$48,351	$45,687

Denominator:
Weighted-average basic shares outstanding	4,955,377	5,217,242	5,470,820
Effect of dilutive securities	44,732	34,450	29,461
Weighted-average diluted shares	5,000,109	5,251,692	5,500,281

Basic earnings per share	$12.01	$9.27	$8.35
Diluted earnings per share	$11.91	$9.21	$8.31
Cash Equivalents and Marketable Securities
All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt and equity securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable equity securities, including mutual funds, are classified as short-term based on the nature of the securities and their availability for use in current operations. The cost of securities sold is determined using the specific identification method.
Inventories
Inventories are computed using the first-in, first-out method.
Property, Plant and Equipment
Depreciation on property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between one and five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease term or useful life for leasehold improvements. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $9.3 billion, $8.2 billion and $8.3 billion during 2018, 2017 and 2016, respectively.
During 2018, non-cash investing activities involving property, plant and equipment resulted in a net increase to accounts payable and other current liabilities of $3.4 billion.

Apple Inc. | 2018 Form 10-K | 45

Fair Value Measurements
The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities are derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
Note 2 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and available-for-sale securities by significant investment category as of September 29, 2018 and September 30, 2017 (in millions):

	2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,575	$—	$—	$11,575	$11,575	$—	$—

Level 1 (1):
Money market funds	8,083	—	—	8,083	8,083	—	—
Mutual funds	799	—	(116)	683	—	683	—
Subtotal	8,882	—	(116)	8,766	8,083	683	—

Level 2 (2):
U.S. Treasury securities	47,296	—	(1,202)	46,094	1,613	7,606	36,875
U.S. agency securities	4,127	—	(48)	4,079	1,732	360	1,987
Non-U.S. government securities	21,601	49	(250)	21,400	—	3,355	18,045
Certificates of deposit and time deposits	3,074	—	—	3,074	1,247	1,330	497
Commercial paper	2,573	—	—	2,573	1,663	910	—
Corporate securities	123,001	152	(2,038)	121,115	—	25,162	95,953
Municipal securities	946	—	(12)	934	—	178	756
Mortgage- and asset-backed securities	18,105	8	(623)	17,490	—	804	16,686
Subtotal	220,723	209	(4,173)	216,759	6,255	39,705	170,799

Total (3)	$241,180	$209	$(4,289)	$237,100	$25,913	$40,388	$170,799

Apple Inc. | 2018 Form 10-K | 46

	2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,982	$—	$—	$7,982	$7,982	$—	$—

Level 1 (1):
Money market funds	6,534	—	—	6,534	6,534	—	—
Mutual funds	799	—	(88)	711	—	711	—
Subtotal	7,333	—	(88)	7,245	6,534	711	—

Level 2 (2):
U.S. Treasury securities	55,254	58	(230)	55,082	865	17,228	36,989
U.S. agency securities	5,162	2	(9)	5,155	1,439	2,057	1,659
Non-U.S. government securities	7,827	210	(37)	8,000	9	123	7,868
Certificates of deposit and time deposits	5,832	—	—	5,832	1,142	3,918	772
Commercial paper	3,640	—	—	3,640	2,146	1,494	—
Corporate securities	152,724	969	(242)	153,451	172	27,591	125,688
Municipal securities	961	4	(1)	964	—	114	850
Mortgage- and asset-backed securities	21,684	35	(175)	21,544	—	656	20,888
Subtotal	253,084	1,278	(694)	253,668	5,773	53,181	194,714

Total	$268,399	$1,278	$(782)	$268,895	$20,289	$53,892	$194,714

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of September 29, 2018, total cash, cash equivalents and marketable securities included $20.3 billion that was restricted from general use, related to the State Aid Decision (refer to Note 4, “Income Taxes”) and other agreements.

The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s long-term marketable securities generally range from one to five years.
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 29, 2018 and September 30, 2017 (in millions):

	2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$126,238	$60,599	$186,837
Unrealized losses	$(2,400)	$(1,889)	$(4,289)

	2017
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$101,986	$8,290	$110,276
Unrealized losses	$(596)	$(186)	$(782)

Apple Inc. | 2018 Form 10-K | 47

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 29, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.
Derivative Financial Instruments
The Company may use derivatives to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows, net investments in certain foreign subsidiaries, and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar may hedge a portion of forecasted foreign currency revenue, and subsidiaries whose functional currency is not the U.S. dollar may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company may enter into forward contracts, option contracts or other instruments to manage this risk and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.
To protect the net investment in a foreign operation from fluctuations in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset a portion of the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. In addition, the Company may use non-derivative financial instruments, such as its foreign currency–denominated debt, as hedges of its net investments in certain foreign subsidiaries. In both of these cases, the Company designates these instruments as net investment hedges.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of September 29, 2018, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 24 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of September 29, 2018, the Company’s hedged interest rate transactions are expected to be recognized within 9 years.
Cash Flow Hedges
The effective portions of cash flow hedges are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in other income/(expense), net in the same period as the related income or expense is recognized. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in other income/(expense), net.
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

Apple Inc. | 2018 Form 10-K | 48

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
Fair Value Hedges
Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the Consolidated Statements of Operations.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during 2018, the Company recognized a gain of $20 million in net sales, a gain of $85 million in cost of sales and a loss of $198 million in other income/(expense), net. During 2017, the Company recognized a gain of $20 million in net sales, a loss of $40 million in cost of sales and a gain of $606 million in other income/(expense), net.
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 29, 2018 and September 30, 2017 (in millions):

	2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,015	$259	$1,274

Derivative liabilities (2):
Foreign exchange contracts	$543	$137	$680
Interest rate contracts	$1,456	$—	$1,456

	2017
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,049	$363	$1,412
Interest rate contracts	$218	$—	$218

Derivative liabilities (2):
Foreign exchange contracts	$759	$501	$1,260
Interest rate contracts	$303	$—	$303

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.
The Company classifies cash flows related to derivative financial instruments as operating activities in its Consolidated Statements of Cash Flows.

Apple Inc. | 2018 Form 10-K | 49

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Consolidated Statements of Operations for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$682	$1,797	$109
Interest rate contracts	1	7	(57)
Total	$683	$1,804	$52

Net investment hedges:
Foreign currency debt	$4	$67	$(258)

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(482)	$1,958	$885
Interest rate contracts	1	(2)	(11)
Total	$(481)	$1,956	$874

Gains/(Losses) on derivative instruments:
Fair value hedges:
Foreign exchange contracts	$(168)	$—	$—
Interest rate contracts	(1,363)	(810)	341
Total	$(1,531)	$(810)	$341

Gains/(Losses) related to hedged items:
Fair value hedges:
Marketable securities	$167	$—	$—
Fixed-rate debt	1,363	810	(341)
Total	$1,530	$810	$(341)
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 29, 2018 and September 30, 2017 (in millions):

	2018		2017
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$65,368	$1,015	$56,156	$1,049
Interest rate contracts	$33,250	$—	$33,000	$218

Instruments not designated as accounting hedges:
Foreign exchange contracts	$63,062	$259	$69,774	$363
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

Apple Inc. | 2018 Form 10-K | 50

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. As of September 29, 2018, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion, which was recorded as other current assets in the Condensed Consolidated Balance Sheet. As of September 30, 2017, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $35 million, which was recorded as other current liabilities in the Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 29, 2018 and September 30, 2017, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.1 billion and $1.4 billion, respectively, resulting in net derivative assets of $138 million and $32 million, respectively.
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
As of September 29, 2018, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. As of September 30, 2017, the Company had two customers that individually represented 10% or more of total trade receivables, each of which accounted for 10%. The Company’s cellular network carriers accounted for 59% of total trade receivables as of both September 29, 2018 and September 30, 2017.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of September 29, 2018, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 62% and 12%. As of September 30, 2017, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 42%, 19% and 10%.
Note 3 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 29, 2018 and September 30, 2017 (in millions):
Property, Plant and Equipment, Net

	2018	2017
Land and buildings	$16,216	$13,587
Machinery, equipment and internal-use software	65,982	54,210
Leasehold improvements	8,205	7,279
Gross property, plant and equipment	90,403	75,076
Accumulated depreciation and amortization	(49,099)	(41,293)
Total property, plant and equipment, net	$41,304	$33,783

Apple Inc. | 2018 Form 10-K | 51

Other Non-Current Liabilities

	2018	2017
Long-term taxes payable	$33,589	$257
Deferred tax liabilities	426	31,504
Other non-current liabilities	11,165	8,654
Total other non-current liabilities	$45,180	$40,415
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Interest and dividend income	$5,686	$5,201	$3,999
Interest expense	(3,240)	(2,323)	(1,456)
Other expense, net	(441)	(133)	(1,195)
Total other income/(expense), net	$2,005	$2,745	$1,348
Note 4 – Income Taxes
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increased the Company’s provision for income taxes by $1.5 billion during 2018. This increase was composed of $2.0 billion related to the remeasurement of net deferred tax assets and liabilities and $1.2 billion associated with the deemed repatriation tax, partially offset by a $1.7 billion impact the deemed repatriation tax had on the Company’s unrecognized tax benefits.
Deferred Tax Balances
As a result of the Act, the Company remeasured certain deferred tax assets and liabilities based on the revised rates at which they are expected to reverse, including items for which the related income tax effects were originally recognized in OCI. In addition, the Company elected to record certain deferred tax assets and liabilities related to the new minimum tax on certain future foreign earnings. Of the $2.0 billion recognized related to the remeasurement of net deferred tax assets and liabilities, $1.2 billion is a provisional estimate that incorporates assumptions based upon the most recent interpretations of the Act and may change as the Company continues to analyze the impact of additional implementation guidance. The Company’s provisional estimates are in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.
Deemed Repatriation Tax
As of September 30, 2017, the Company had a U.S. deferred tax liability of $36.4 billion for deferred foreign income. During 2018, the Company replaced $36.1 billion of its U.S. deferred tax liability with a deemed repatriation tax payable of $37.3 billion, which was based on the Company’s cumulative post-1986 deferred foreign income. The deemed repatriation tax payable is a provisional estimate that may change as the Company continues to analyze the impact of additional implementation guidance. The Company plans to pay the tax in installments in accordance with the Act.
Adoption of ASU No. 2018-02
During the second quarter of 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows an entity to elect to reclassify the income tax effects of the Act on items within AOCI to retained earnings. The Company elected to apply the provision of ASU 2018-02 in 2018 with a reclassification of net tax benefits related to cumulative foreign currency translation and unrealized gains/losses on derivative instruments and marketable securities, resulting in a $278 million decrease in AOCI and a corresponding increase in retained earnings in the Consolidated Balance Sheet and Consolidated Statement of Shareholders’ Equity.

Apple Inc. | 2018 Form 10-K | 52

Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2018, 2017 and 2016, consisted of the following (in millions):

	2018	2017	2016
Federal:
Current	$41,425	$7,842	$7,652
Deferred	(33,819)	5,980	5,043
Total	7,606	13,822	12,695
State:
Current	551	259	990
Deferred	48	2	(138)
Total	599	261	852
Foreign:
Current	3,986	1,671	2,105
Deferred	1,181	(16)	33
Total	5,167	1,655	2,138
Provision for income taxes	$13,372	$15,738	$15,685
The foreign provision for income taxes is based on foreign pre-tax earnings of $48.0 billion, $44.7 billion and $41.1 billion in 2018, 2017 and 2016, respectively.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (24.5% in 2018; 35% in 2017 and 2016) to income before provision for income taxes for 2018, 2017 and 2016, is as follows (dollars in millions):

	2018	2017	2016
Computed expected tax	$17,890	$22,431	$21,480
State taxes, net of federal effect	271	185	553
Impacts of the Act	1,515	—	—
Earnings of foreign subsidiaries	(5,606)	(6,135)	(5,582)
Domestic production activities deduction	(195)	(209)	(382)
Research and development credit, net	(560)	(678)	(371)
Other	57	144	(13)
Provision for income taxes	$13,372	$15,738	$15,685
Effective tax rate	18.3%	24.6%	25.6%
The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For restricted stock units (“RSUs”), the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. Prior to adopting ASU 2016-09 in the first quarter of 2018, the Company reflected net excess tax benefits from equity awards as increases to additional paid-in capital, which amounted to $620 million and $379 million in 2017 and 2016, respectively. Refer to Note 1, “Summary of Significant Accounting Policies” for more information.

Apple Inc. | 2018 Form 10-K | 53

Deferred Tax Assets and Liabilities
As of September 29, 2018 and September 30, 2017, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2018	2017
Deferred tax assets:
Accrued liabilities and other reserves	$3,151	$4,019
Basis of capital assets	137	1,230
Deferred revenue	1,141	1,521
Deferred cost sharing	—	667
Share-based compensation	513	703
Unrealized losses	871	—
Other	797	834
Total deferred tax assets	6,610	8,974
Deferred tax liabilities:
Earnings of foreign subsidiaries	275	36,355
Other	501	207
Total deferred tax liabilities	776	36,562
Net deferred tax assets/(liabilities)	$5,834	$(27,588)
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
Uncertain Tax Positions
As of September 29, 2018, the total amount of gross unrecognized tax benefits was $9.7 billion, of which $7.4 billion, if recognized, would impact the Company’s effective tax rate. As of September 30, 2017, the total amount of gross unrecognized tax benefits was $8.4 billion, of which $2.5 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2018, 2017 and 2016, is as follows (in millions):

	2018	2017	2016
Beginning balances	$8,407	$7,724	$6,900
Increases related to tax positions taken during a prior year	2,431	333	1,121
Decreases related to tax positions taken during a prior year	(2,212)	(952)	(257)
Increases related to tax positions taken during the current year	1,824	1,880	1,578
Decreases related to settlements with taxing authorities	(756)	(539)	(1,618)
Decreases related to expiration of statute of limitations	—	(39)	—
Ending balances	$9,694	$8,407	$7,724
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 29, 2018 and September 30, 2017, the total amount of gross interest and penalties accrued was $1.4 billion and $1.2 billion, respectively. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2018, 2017 and 2016 of $236 million, $165 million and $295 million, respectively.

Apple Inc. | 2018 Form 10-K | 54

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service (the “IRS”) concluded its review of the years 2013 through 2015 in 2018, and all years prior to 2016 are closed. Tax years subsequent to 2006 in certain major U.S. states and subsequent to 2007 in certain major foreign jurisdictions remain open, and could be subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (either by payment, release or a combination of both) in the next 12 months by as much as $800 million.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act. As of September 29, 2018, the entire recovery amount plus interest was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals. Refer to Note 2, “Financial Instruments” for more information.
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both September 29, 2018 and September 30, 2017, the Company had $12.0 billion of Commercial Paper outstanding with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.18% as of September 29, 2018 and 1.20% as of September 30, 2017. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$1,044	$(1,782)	$(869)

Maturities greater than 90 days:
Proceeds from commercial paper	14,555	17,932	3,632
Repayments of commercial paper	(15,636)	(12,298)	(3,160)
Proceeds from/(Repayments of) commercial paper, net	(1,081)	5,634	472

Total change in commercial paper, net	$(37)	$3,852	$(397)

Apple Inc. | 2018 Form 10-K | 55

Term Debt
As of September 29, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $104.2 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar–denominated and Australian dollar–denominated floating-rate notes, semi-annually for the U.S. dollar–denominated, Australian dollar–denominated, British pound–denominated, Japanese yen–denominated and Canadian dollar–denominated fixed-rate notes and annually for the euro-denominated and Swiss franc–denominated fixed-rate notes. The following table provides a summary of the Company’s term debt as of September 29, 2018 and September 30, 2017:

	Maturities (calendar year)			2018				2017
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Floating-rate notes			—	$—			—%	$2,000			1.10%
Fixed-rate 2.400% – 3.850% notes	2023	–	2043	8,500	2.44%	–	3.91%	12,500	1.08%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes			2019	1,000			2.64%	1,000			1.61%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	2.64%	–	4.48%	8,500	1.61%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,507	1.87%	–	2.64%	1,549	1.56%	–	1.87%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,410	0.28%	–	4.51%	24,522	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	2.48%	–	3.44%	1,350	1.45%	–	2.44%
Fixed-rate 1.100% – 4.650% notes	2019	–	2046	23,059	1.13%	–	4.78%	23,645	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2019	–	2022	3,250	2.41%	–	2.84%	3,250	1.38%	–	1.81%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	25,617	1.54%	–	4.30%	25,705	1.51%	–	4.30%

First quarter 2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% notes			2019	1,000			1.83%	—			—%
Fixed-rate 2.000% notes			2020	1,000			2.03%	—			—%
Fixed-rate 2.400% notes			2023	750			2.66%	—			—%
Fixed-rate 2.750% notes			2025	1,500			2.77%	—			—%
Fixed-rate 3.000% notes			2027	1,500			3.05%	—			—%
Fixed-rate 3.750% notes			2047	1,250			3.80%	—			—%
Total term debt				104,193				104,021

Unamortized premium/(discount) and issuance costs, net				(218)				(225)
Hedge accounting fair value adjustments				(1,456)				(93)
Less: Current portion of term debt				(8,784)				(6,496)
Total non-current portion of term debt				$93,735				$97,207
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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of September 29, 2018 and September 30, 2017, the carrying value of the debt designated as a net investment hedge was $811 million and $1.6 billion, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 2, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $3.0 billion, $2.2 billion and $1.4 billion of interest expense on its term debt for 2018, 2017 and 2016, respectively.

Apple Inc. | 2018 Form 10-K | 56

The future principal payments for the Company’s Notes as of September 29, 2018 are as follows (in millions):

2019	$8,797
2020	10,183
2021	8,750
2022	8,583
2023	9,395
Thereafter	58,485
Total term debt	$104,193
As of September 29, 2018 and September 30, 2017, the fair value of the Company’s Notes, based on Level 2 inputs, was $103.2 billion and $106.1 billion, respectively.
Note 6 – Shareholders’ Equity
Share Repurchase Program
During 2018, the Company repurchased 405.5 million shares of its common stock for $73.1 billion in connection with two separate share repurchase programs. Of the $73.1 billion, $44.0 billion was repurchased under the Company’s previous share repurchase program of up to $210 billion, thereby completing that program. On May 1, 2018, the Company announced the Board of Directors had authorized a new program to repurchase up to $100 billion of the Company’s common stock. The remaining $29.0 billion repurchased during 2018 was in connection with the new share repurchase program. The Company’s new share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 7 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, for 2018 and 2017 (in millions):

Comprehensive Income Components	Financial Statement Line Item	2018	2017
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Net sales	$214	$(662)
	Cost of sales	(70)	(654)
	Other income/(expense), net	344	(638)
Interest rate contracts	Other income/(expense), net	(2)	2
		486	(1,952)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(20)	(99)
Total amounts reclassified from AOCI		$466	$(2,051)

Apple Inc. | 2018 Form 10-K | 57

The following table shows the changes in AOCI by component for 2018 and 2017 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 24, 2016	$(578)	$38	$1,174	$634
Other comprehensive income/(loss) before reclassifications	301	1,793	(1,207)	887
Amounts reclassified from AOCI	—	(1,952)	(99)	(2,051)
Tax effect	(77)	(3)	460	380
Other comprehensive income/(loss)	224	(162)	(846)	(784)
Balances as of September 30, 2017	(354)	(124)	328	(150)
Other comprehensive income/(loss) before reclassifications	(524)	672	(4,563)	(4,415)
Amounts reclassified from AOCI	—	486	(20)	466
Tax effect	(1)	(253)	1,177	923
Other comprehensive income/(loss)	(525)	905	(3,406)	(3,026)
Cumulative effect of change in accounting principle (1)	(176)	29	(131)	(278)
Balances as of September 29, 2018	$(1,055)	$810	$(3,209)	$(3,454)

(1)	Refer to Note 4, “Income Taxes” for more information on the Company’s adoption of ASU 2018-02 in 2018.
Note 8 – Benefit Plans
2014 Employee Stock Plan
In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2014 Plan reduces the number of shares available for grant under the plan by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs canceled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations with respect to RSUs, will also be available for awards under the 2014 Plan. As of September 29, 2018, approximately 280.2 million shares were reserved for future issuance under the 2014 Plan.
Apple Inc. Non-Employee Director Stock Plan
The Apple Inc. Non-Employee Director Stock Plan (the “Director Plan”) is a shareholder-approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the value and relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants, in each case within the limits set forth in the Director Plan and without further shareholder approval. Each share issued with respect to RSUs granted under the Director Plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 12, 2027. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 29, 2018, approximately 1.1 million shares were reserved for future issuance under the Director Plan.

Apple Inc. | 2018 Form 10-K | 58

Rule 10b5-1 Trading Plans
During the three months ended September 29, 2018, Section 16 officers Angela Ahrendts, Timothy D. Cook, Chris Kondo, Luca Maestri, Daniel Riccio, Philip Schiller and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder-approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 29, 2018, approximately 36.5 million shares were reserved for future issuance under the Purchase Plan.
401(k) Plan
The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($18,500 for calendar year 2018). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2018, 2017 and 2016, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 26, 2015	101,467	$85.77
RSUs granted	49,468	$109.28
RSUs vested	(46,313)	$84.44
RSUs canceled	(5,533)	$96.48
Balance as of September 24, 2016	99,089	$97.54
RSUs granted	50,112	$121.65
RSUs vested	(45,735)	$95.48
RSUs canceled	(5,895)	$106.87
Balance as of September 30, 2017	97,571	$110.33
RSUs granted	45,351	$162.86
RSUs vested	(44,718)	$111.24
RSUs canceled	(6,049)	$127.82
Balance as of September 29, 2018	92,155	$134.60	$20,803
The fair value as of the respective vesting dates of RSUs was $7.6 billion, $6.1 billion and $5.1 billion for 2018, 2017 and 2016, respectively. The majority of RSUs that vested in 2018, 2017 and 2016 were net share settled such that the Company withheld shares with value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 16.0 million, 15.4 million and 15.9 million for 2018, 2017 and 2016, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $2.7 billion, $2.0 billion and $1.7 billion in 2018, 2017 and 2016, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Apple Inc. | 2018 Form 10-K | 59

Share-Based Compensation
The following table shows a summary of the share-based compensation expense included in the Consolidated Statements of Operations for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Cost of sales	$1,010	$877	$769
Research and development	2,668	2,299	1,889
Selling, general and administrative	1,662	1,664	1,552
Total share-based compensation expense	$5,340	$4,840	$4,210
The income tax benefit related to share-based compensation expense was $1.9 billion, $1.6 billion and $1.4 billion for 2018, 2017 and 2016, respectively. As of September 29, 2018, the total unrecognized compensation cost related to outstanding RSUs and stock options was $9.4 billion, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 9 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Beginning accrued warranty and related costs	$3,834	$3,702	$4,780
Cost of warranty claims	(4,115)	(4,322)	(4,663)
Accruals for product warranty	3,973	4,454	3,585
Ending accrued warranty and related costs	$3,692	$3,834	$3,702
Agreements entered into by the Company may include indemnification provisions which may subject the Company to costs and damages in the event of a claim against an indemnified third party. Except as disclosed under the heading “Contingencies” below, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
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
The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers of the Company, and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. While the Company maintains directors and officers liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in the markets for mobile communication and media devices and personal computers. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.

Apple Inc. | 2018 Form 10-K | 60

The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements.
The Company has entered into agreements for the supply of many components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect its financial condition and operating results.
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Certain of these outsourcing partners are single-sourced suppliers of components and manufacturers for many of the Company’s products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s financial condition and operating results could be materially adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s manufacturing purchase obligations typically cover its requirements for periods up to 150 days.
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of September 29, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.6 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Rent expense under all operating leases, including both cancelable and noncancelable leases, was $1.2 billion, $1.1 billion and $939 million in 2018, 2017 and 2016, respectively. Future minimum lease payments under noncancelable operating leases having initial or remaining terms in excess of one year as of September 29, 2018, are as follows (in millions):

2019	$1,298
2020	1,289
2021	1,218
2022	1,038
2023	800
Thereafter	3,984
Total	$9,627
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet arrangements which require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet and telecommunication services and intellectual property licenses. Future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year as of September 29, 2018, are as follows (in millions):

2019	$2,447
2020	3,202
2021	1,749
2022	1,596
2023	268
Thereafter	66
Total	$9,328

Apple Inc. | 2018 Form 10-K | 61

Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated, as further discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings.” The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims, except for the following matters:
VirnetX
VirnetX, Inc. filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. VirnetX I is currently on appeal at the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. VirnetX II is currently on appeal. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX has appealed, and those appeals are currently pending at the Federal Circuit. The Federal Circuit has consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. The Company believes it will prevail on the merits.
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

Apple Inc. | 2018 Form 10-K | 62

The following table shows information by reportable segment for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Americas:
Net sales	$112,093	$96,600	$86,613
Operating income	$34,864	$30,684	$28,172

Europe:
Net sales	$62,420	$54,938	$49,952
Operating income	$19,955	$16,514	$15,348

Greater China:
Net sales	$51,942	$44,764	$48,492
Operating income	$19,742	$17,032	$18,835

Japan:
Net sales	$21,733	$17,733	$16,928
Operating income	$9,500	$8,097	$7,165

Rest of Asia Pacific:
Net sales	$17,407	$15,199	$13,654
Operating income	$6,181	$5,304	$4,781
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2018, 2017 and 2016 is as follows (in millions):

	2018	2017	2016
Segment operating income	$90,242	$77,631	$74,301
Research and development expense	(14,236)	(11,581)	(10,045)
Other corporate expenses, net	(5,108)	(4,706)	(4,232)
Total operating income	$70,898	$61,344	$60,024
The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2018, 2017 and 2016. There was no single customer that accounted for more than 10% of net sales in 2018, 2017 and 2016. Net sales for 2018, 2017 and 2016 and long-lived assets as of September 29, 2018 and September 30, 2017 were as follows (in millions):

	2018	2017	2016
Net sales:
U.S.	$98,061	$84,339	$75,667
China (1)	51,942	44,764	48,492
Other countries	115,592	100,131	91,480
Total net sales	$265,595	$229,234	$215,639

	2018	2017
Long-lived assets:
U.S.	$23,963	$20,637
China (1)	13,268	10,211
Other countries	4,073	2,935
Total long-lived assets	$41,304	$33,783

(1)
China includes Hong Kong and Taiwan. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Apple Inc. | 2018 Form 10-K | 63

Net sales by product for 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
iPhone (1)	$166,699	$141,319	$136,700
iPad (1)	18,805	19,222	20,628
Mac (1)	25,484	25,850	22,831
Services (2)	37,190	29,980	24,348
Other Products (1)(3)	17,417	12,863	11,132
Total net sales	$265,595	$229,234	$215,639

(1)	Includes deferrals and amortization of related software upgrade rights and non-software services.

(2)
Includes revenue from Digital Content and Services, AppleCare, Apple Pay, licensing and other services. Services net sales in 2018 included a favorable one-time item of $236 million in connection with the final resolution of various lawsuits. Services net sales in 2017 included a favorable one-time adjustment of $640 million due to a change in estimate based on the availability of additional supporting information.

(3)	Includes sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and other Apple-branded and third-party accessories.
Note 11 – Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2018:
Net sales	$62,900	$53,265	$61,137	$88,293
Gross margin	$24,084	$20,421	$23,422	$33,912
Net income	$14,125	$11,519	$13,822	$20,065

Earnings per share (1):
Basic	$2.94	$2.36	$2.75	$3.92
Diluted	$2.91	$2.34	$2.73	$3.89

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017:
Net sales	$52,579	$45,408	$52,896	$78,351
Gross margin	$19,931	$17,488	$20,591	$30,176
Net income	$10,714	$8,717	$11,029	$17,891

Earnings per share (1):
Basic	$2.08	$1.68	$2.11	$3.38
Diluted	$2.07	$1.67	$2.10	$3.36

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Apple Inc. | 2018 Form 10-K | 64

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 29, 2018 and September 30, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apple Inc. at September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), Apple Inc.’s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 5, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of Apple Inc.’s management. Our responsibility is to express an opinion on Apple Inc.’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Apple Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as Apple Inc.’s auditor since 2009.

San Jose, California
November 5, 2018

Apple Inc. | 2018 Form 10-K | 65

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of Apple Inc. as of September 29, 2018 and September 30, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2018, and the related notes and our report dated November 5, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Apple Inc.’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Apple Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California
November 5, 2018

Apple Inc. | 2018 Form 10-K | 66

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 29, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 29, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Apple Inc. | 2018 Form 10-K | 67

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after September 29, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders and is incorporated herein by reference.
The Company has a code of ethics, “Business Conduct: The way we do business worldwide,” that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at investor.apple.com/investor-relations/leadership-and-governance/. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or Nasdaq.

Item 11.	Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2018” under the heading “Directors” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after September 29, 2018 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after September 29, 2018 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after September 29, 2018 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after September 29, 2018 and is incorporated herein by reference.

Apple Inc. | 2018 Form 10-K | 68

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

(3)	Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14
3.2	Amended and Restated Bylaws of the Registrant effective as of December 13, 2016.	8-K	3.2	12/15/16
4.1	Form of Common Stock Certificate of the Registrant.	10-Q	4.1	12/30/06
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of June 10, 2015, including forms of global notes representing the 0.350% Notes due 2020.	8-K	4.1	6/10/15

Apple Inc. | 2018 Form 10-K | 69

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.10	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.11	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.12	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.13	Officer’s Certificate of the Registrant, dated as of June 22, 2016, including form of global note representing 4.15% Notes due 2046.	8-K	4.1	6/22/16
4.14	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.15	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.16	Officer’s Certificate of the Registrant, dated as of March 3, 2017, including form of global note representing 4.300% Notes due 2047.	8-K	4.1	3/3/17
4.17	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.18	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.19	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.20	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.21	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.22	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.23*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended and restated as of February 13, 2018.	8-K	10.1	2/14/18
10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10
10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10
10.6*	2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.7*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.11	9/27/14
10.8*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 26, 2014.	10-K	10.12	9/27/14

Apple Inc. | 2018 Form 10-K | 70

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.9*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14
10.10*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.16	3/26/16
10.11*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.17	3/26/16
10.12*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.18	9/24/16
10.13*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.19	9/24/16
10.14*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.15*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.21	9/30/17
10.16*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.17*, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.
10.18*, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)
Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Item 16.	Form 10-K Summary
None.

Apple Inc. | 2018 Form 10-K | 71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 5, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	November 5, 2018
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 5, 2018
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	November 5, 2018
CHRIS KONDO

/s/ James A. Bell	Director	November 5, 2018
JAMES A. BELL

/s/ Al Gore	Director	November 5, 2018
AL GORE

/s/ Robert A. Iger	Director	November 5, 2018
ROBERT A. IGER

/s/ Andrea Jung	Director	November 5, 2018
ANDREA JUNG

/s/ Arthur D. Levinson	Director	November 5, 2018
ARTHUR D. LEVINSON

/s/ Ronald D. Sugar	Director	November 5, 2018
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	November 5, 2018
SUSAN L. WAGNER

Apple Inc. | 2018 Form 10-K | 72