Form 10-Q
period 2018-12-29
APPLE INC
filed 2019-01-30
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
or
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
Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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
Yes  ☐    No  ☒

4,715,280,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of January 18, 2019

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 29, 2018

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales:
Products	$73,435	$79,164
Services	10,875	9,129
Total net sales	84,310	88,293

Cost of sales:
Products	48,238	50,575
Services	4,041	3,806
Total cost of sales	52,279	54,381
Gross margin	32,031	33,912

Operating expenses:
Research and development	3,902	3,407
Selling, general and administrative	4,783	4,231
Total operating expenses	8,685	7,638

Operating income	23,346	26,274
Other income/(expense), net	560	756
Income before provision for income taxes	23,906	27,030
Provision for income taxes	3,941	6,965
Net income	$19,965	$20,065

Earnings per share:
Basic	$4.22	$3.92
Diluted	$4.18	$3.89

Shares used in computing earnings per share:
Basic	4,735,820	5,112,877
Diluted	4,773,252	5,157,787
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2019 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net income	$19,965	$20,065
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(78)	40

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(334)	88
Adjustment for net (gains)/losses realized and included in net income	42	102
Total change in unrealized gains/losses on derivative instruments	(292)	190

Change in unrealized gains/losses on marketable securities, net of tax:
Change in fair value of marketable securities	110	(846)
Adjustment for net (gains)/losses realized and included in net income	37	(75)
Total change in unrealized gains/losses on marketable securities	147	(921)

Total other comprehensive income/(loss)	(223)	(691)
Total comprehensive income	$19,742	$19,374
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2019 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 29, 2018	September 29, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$44,771	$25,913
Marketable securities	41,656	40,388
Accounts receivable, net	18,077	23,186
Inventories	4,988	3,956
Vendor non-trade receivables	18,904	25,809
Other current assets	12,432	12,087
Total current assets	140,828	131,339

Non-current assets:
Marketable securities	158,608	170,799
Property, plant and equipment, net	39,597	41,304
Other non-current assets	34,686	22,283
Total non-current assets	232,891	234,386
Total assets	$373,719	$365,725

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$44,293	$55,888
Other current liabilities	36,703	33,327
Deferred revenue	5,546	5,966
Commercial paper	11,969	11,964
Term debt	9,772	8,784
Total current liabilities	108,283	115,929

Non-current liabilities:
Term debt	92,989	93,735
Other non-current liabilities	54,555	48,914
Total non-current liabilities	147,544	142,649
Total liabilities	255,827	258,578

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,729,803 and 4,754,986 shares issued and outstanding, respectively	40,970	40,201
Retained earnings	80,510	70,400
Accumulated other comprehensive income/(loss)	(3,588)	(3,454)
Total shareholders’ equity	117,892	107,147
Total liabilities and shareholders’ equity	$373,719	$365,725
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2019 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 29, 2018	December 30, 2017
Total shareholders’ equity, beginning balances	$107,147	$134,047

Common stock and additional paid-in capital:
Beginning balances	40,201	35,867
Shares withheld related to net share settlement of equity awards, net	(822)	(738)
Share-based compensation	1,591	1,318
Ending balances	40,970	36,447

Retained earnings:
Beginning balances	70,400	98,330
Net income	19,965	20,065
Dividends and dividend equivalents declared	(3,526)	(3,300)
Shares withheld related to net share settlement of equity awards, net	(594)	(393)
Common stock repurchased	(8,236)	(10,109)
Cumulative effect of changes in accounting principles	2,501	—
Ending balances	80,510	104,593

Accumulated other comprehensive income/(loss):
Beginning balances	(3,454)	(150)
Other comprehensive income/(loss)	(223)	(691)
Cumulative effect of changes in accounting principles	89	—
Ending balances	(3,588)	(841)

Total shareholders’ equity, ending balances	$117,892	$140,199

Dividends and dividend equivalents declared per share or RSU	$0.73	$0.63
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2019 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash and cash equivalents, beginning balances	$25,913	$20,289
Operating activities:
Net income	19,965	20,065
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	3,395	2,745
Share-based compensation expense	1,559	1,296
Deferred income tax expense/(benefit)	53	(33,737)
Other	(54)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	5,130	(5,570)
Inventories	(1,076)	434
Vendor non-trade receivables	6,905	(9,660)
Other current and non-current assets	(886)	(197)
Accounts payable	(8,501)	12,602
Deferred revenue	(370)	569
Other current and non-current liabilities	570	39,757
Cash generated by operating activities	26,690	28,293
Investing activities:
Purchases of marketable securities	(7,077)	(41,272)
Proceeds from maturities of marketable securities	7,203	14,048
Proceeds from sales of marketable securities	9,723	16,801
Payments for acquisition of property, plant and equipment	(3,355)	(2,810)
Payments made in connection with business acquisitions, net	(167)	(173)
Purchases of non-marketable securities	(427)	(141)
Other	(56)	(43)
Cash generated by/(used in) investing activities	5,844	(13,590)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(1,318)	(1,038)
Payments for dividends and dividend equivalents	(3,568)	(3,339)
Repurchases of common stock	(8,796)	(10,095)
Proceeds from issuance of term debt, net	—	6,969
Change in commercial paper, net	6	2
Cash used in financing activities	(13,676)	(7,501)
Increase/(Decrease) in cash and cash equivalents	18,858	7,202
Cash and cash equivalents, ending balances	$44,771	$27,491
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$4,916	$3,551
Cash paid for interest	$836	$623
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2019 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone®, Mac®, iPad®, Apple Watch®, AirPods®, Apple TV®, HomePod™, a portfolio of consumer and professional software applications, iOS, macOS®, watchOS® and tvOS® operating systems, iCloud®, Apple Pay® and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store®, App Store®, Mac App Store, TV App Store, Book Store and Apple Music® (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories, through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Basis of Presentation and Preparation
The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “2018 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. A 14th week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2019 and 2018 span 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Recently Adopted Accounting Pronouncements
Revenue Recognition
In the first quarter of 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and additional ASUs issued to clarify the guidance in ASU 2014-09 (collectively the “new revenue standard”), which amends the existing accounting standards for revenue recognition. The Company adopted the new revenue standard utilizing the full retrospective transition method. The Company did not restate total net sales in the prior periods presented, as adoption of the new revenue standard did not have a material impact on previously reported amounts.
Additionally, beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri® and free iCloud services, which are bundled in the sales price of iPhone, Mac, iPad and certain other products, in Services net sales. Historically, the Company classified the amortization of these amounts in Products net sales consistent with its management reporting framework. As a result, Products and Services net sales information for the first quarter of 2018 was reclassified to conform to the 2019 presentation.
Financial Instruments
In the first quarter of 2019, the Company adopted FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.

Apple Inc. | Q1 2019 Form 10-Q | 6

Income Taxes
In the first quarter of 2019, the Company adopted FASB ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted ASU 2016-16 utilizing the modified retrospective transition method. Upon adoption, the Company recorded $2.7 billion of net deferred tax assets, reduced other non-current assets by $128 million, and increased retained earnings by $2.6 billion on its Condensed Consolidated Balance Sheet. The Company will recognize incremental deferred income tax expense as these net deferred tax assets are utilized.
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 29, 2018 and December 30, 2017 (net income in millions and shares in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017
Numerator:
Net income	$19,965	$20,065

Denominator:
Weighted-average basic shares outstanding	4,735,820	5,112,877
Effect of dilutive securities	37,432	44,910
Weighted-average diluted shares	4,773,252	5,157,787

Basic earnings per share	$4.22	$3.92
Diluted earnings per share	$4.18	$3.89
Potentially dilutive securities representing 28.8 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 29, 2018 because their effect would have been antidilutive.
Note 2 – Revenue Recognition
Net sales consist of revenue from the sale of iPhone, Mac, iPad, services and other products. The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s products net sales, control transfers when products are shipped. For the Company’s services net sales, control transfers over time as services are delivered. Payment for products and services net sales is collected within a short period of time following transfer of control or commencement of delivery of services, as applicable.
The Company records reductions to products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience.
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSP”). When available, the Company uses observable prices to determine the SSP. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation.

Apple Inc. | Q1 2019 Form 10-Q | 7

The Company has identified up to three performance obligations regularly included in arrangements involving the sale of iPhone, Mac, iPad and certain other products. The first performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second performance obligation is the right to receive certain product-related bundled services, which include iCloud, Siri and Maps. The third performance obligation is the right to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the software bundled with each device. The Company allocates revenue and any related discounts to these performance obligations based on their relative SSPs. Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the delivered hardware and bundled software is recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to the product-related bundled services and unspecified software upgrade rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided. Cost of sales related to delivered hardware and bundled software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide product-related bundled services and unspecified software upgrade rights are recognized as cost of sales as incurred.
For certain long-term service arrangements, the Company has performance obligations for services it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered services. The Company has determined that any unbilled consideration relates entirely to the value of the undelivered services. Accordingly, the Company has not recognized revenue, and has elected not to disclose amounts, related to these undelivered services.
For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it has the ability to establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store, Mac App Store and TV App Store and certain digital content sold through the iTunes Store, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in services net sales only the commission it retains.
The Company has elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.
Deferred Revenue
As of December 29, 2018 and September 29, 2018, the Company had total deferred revenue of $8.4 billion and $8.8 billion, respectively. As of December 29, 2018, the Company expects 66% of total deferred revenue to be realized in less than a year, 27% within one-to-two years, 6% within two-to-three years and 1% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for the three months ended December 29, 2018 and December 30, 2017 were as follows (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
iPhone (1)	$51,982	$61,104
Mac (1)	7,416	6,824
iPad (1)	6,729	5,755
Wearables, Home and Accessories (1)(2)	7,308	5,481
Services (3)	10,875	9,129
Total net sales (4)	$84,310	$88,293

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats® products, HomePod, iPod touch® and Apple-branded and third-party accessories.

(3)
Services net sales include sales from Digital Content and Services, AppleCare®, Apple Pay, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

(4)
Includes $2.4 billion and $2.0 billion of revenue recognized in the three months ended December 29, 2018 and December 30, 2017, respectively, that was included in deferred revenue at the beginning of each respective period.

Apple Inc. | Q1 2019 Form 10-Q | 8

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three months ended December 29, 2018 and December 30, 2017.
Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income/(loss) (“OCI”).
The Company’s investments in mutual funds represent its only marketable equity securities and are classified as short-term based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income/(expense), net.
The following tables show the Company’s cash and marketable securities by significant investment category as of December 29, 2018 and September 29, 2018 (in millions):

	December 29, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,489	$—	$—	$9,489	$9,489	$—	$—

Level 1 (1):
Money market funds	6,424	—	—	6,424	6,424	—	—
Mutual funds	682	—	—	682	—	682	—
Subtotal	7,106	—	—	7,106	6,424	682	—

Level 2 (2):
U.S. Treasury securities	46,191	6	(729)	45,468	3,923	6,415	35,130
U.S. agency securities	9,731	—	(31)	9,700	7,552	597	1,551
Non-U.S. government securities	23,460	48	(289)	23,219	1,895	4,129	17,195
Certificates of deposit and time deposits	5,349	—	—	5,349	3,705	1,348	296
Commercial paper	11,953	—	—	11,953	11,679	274	—
Corporate debt securities	117,260	32	(2,387)	114,905	104	27,134	87,667
Municipal securities	953	1	(7)	947	—	187	760
Mortgage- and asset-backed securities	17,320	7	(428)	16,899	—	890	16,009
Subtotal	232,217	94	(3,871)	228,440	28,858	40,974	158,608

Total (3)	$248,812	$94	$(3,871)	$245,035	$44,771	$41,656	$158,608

Apple Inc. | Q1 2019 Form 10-Q | 9

	September 29, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,575	$—	$—	$11,575	$11,575	$—	$—

Level 1 (1):
Money market funds	8,083	—	—	8,083	8,083	—	—
Mutual funds	799	—	(116)	683	—	683	—
Subtotal	8,882	—	(116)	8,766	8,083	683	—

Level 2 (2):
U.S. Treasury securities	47,296	—	(1,202)	46,094	1,613	7,606	36,875
U.S. agency securities	4,127	—	(48)	4,079	1,732	360	1,987
Non-U.S. government securities	21,601	49	(250)	21,400	—	3,355	18,045
Certificates of deposit and time deposits	3,074	—	—	3,074	1,247	1,330	497
Commercial paper	2,573	—	—	2,573	1,663	910	—
Corporate debt securities	123,001	152	(2,038)	121,115	—	25,162	95,953
Municipal securities	946	—	(12)	934	—	178	756
Mortgage- and asset-backed securities	18,105	8	(623)	17,490	—	804	16,686
Subtotal	220,723	209	(4,173)	216,759	6,255	39,705	170,799

Total (3)	$241,180	$209	$(4,289)	$237,100	$25,913	$40,388	$170,799

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of December 29, 2018 and September 29, 2018, total cash, cash equivalents and marketable securities included $19.9 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s long-term marketable debt securities generally range from one to five years.
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 29, 2018 and September 29, 2018 (in millions):

	December 29, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable debt securities	$53,336	$127,006	$180,342
Unrealized losses	$(1,153)	$(2,718)	$(3,871)

	September 29, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$126,238	$60,599	$186,837
Unrealized losses	$(2,400)	$(1,889)	$(4,289)

Apple Inc. | Q1 2019 Form 10-Q | 10

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the security before recovery of the security’s cost basis. As of December 29, 2018, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values, and has elected to apply the measurement alternative. As such, the Company’s non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are recognized in other income/(expense), net. As of December 29, 2018, the Company’s non-marketable equity securities had a carrying value of $2.2 billion.
The Company holds a non-marketable debt security that is classified and accounted for as held-to-maturity. As of December 29, 2018, the Company’s non-marketable debt security had an amortized cost basis and carrying value of $1.5 billion.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of December 29, 2018, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 24 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of December 29, 2018, the Company’s hedged interest rate transactions are expected to be recognized within 9 years.

Apple Inc. | Q1 2019 Form 10-Q | 11

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
Fair Value Hedges
Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the Condensed Consolidated Statements of Operations.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three months ended December 29, 2018, the Company recognized a gain of $255 million in net sales, a gain of $175 million in cost of sales and a gain of $723 million in other income/(expense), net.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 29, 2018 and September 29, 2018 (in millions):

	December 29, 2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,110	$419	$1,529
Interest rate contracts	$22	$—	$22

Derivative liabilities (2):
Foreign exchange contracts	$701	$345	$1,046
Interest rate contracts	$821	$—	$821

Apple Inc. | Q1 2019 Form 10-Q | 12

	September 29, 2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,015	$259	$1,274

Derivative liabilities (2):
Foreign exchange contracts	$543	$137	$680
Interest rate contracts	$1,456	$—	$1,456

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company classifies cash flows related to derivative financial instruments as operating activities in its Condensed Consolidated Statements of Cash Flows.
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(478)	$153
Interest rate contracts	—	1
Total	$(478)	$154

Net investment hedges:
Foreign currency debt	$(16)	$2

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(118)	$(124)
Interest rate contracts	(1)	1
Total	$(119)	$(123)

Gains/(Losses) on derivative instruments:
Fair value hedges:
Foreign exchange contracts	$402	$—
Interest rate contracts	657	(274)
Total	$1,059	$(274)

Gains/(Losses) related to hedged items:
Fair value hedges:
Marketable securities	$(402)	$—
Fixed-rate debt	(657)	274
Total	$(1,059)	$274

Apple Inc. | Q1 2019 Form 10-Q | 13

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 29, 2018 and September 29, 2018 (in millions):

	December 29, 2018		September 29, 2018
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$56,000	$1,110	$65,368	$1,015
Interest rate contracts	$33,250	$22	$33,250	$—

Instruments not designated as accounting hedges:
Foreign exchange contracts	$82,013	$419	$63,062	$259
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. The net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $56 million and $1.0 billion as of December 29, 2018 and September 29, 2018, respectively, which were recorded as other current assets in the Condensed Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 29, 2018 and September 29, 2018, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.9 billion and $2.1 billion, respectively, resulting in a net derivative liability of $260 million and a net derivative asset of $138 million, respectively.
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
As of December 29, 2018, the Company had no customers that individually represented 10% or more of total trade receivables. As of September 29, 2018, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 45% and 59% of total trade receivables as of December 29, 2018 and September 29, 2018, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of December 29, 2018, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 56% and 15%. As of September 29, 2018, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 62% and 12%.

Apple Inc. | Q1 2019 Form 10-Q | 14

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 29, 2018 and September 29, 2018 (in millions):
Property, Plant and Equipment, Net

	December 29, 2018	September 29, 2018
Land and buildings	$16,352	$16,216
Machinery, equipment and internal-use software	66,823	65,982
Leasehold improvements	8,351	8,205
Gross property, plant and equipment	91,526	90,403
Accumulated depreciation and amortization	(51,929)	(49,099)
Total property, plant and equipment, net	$39,597	$41,304
Other Non-Current Liabilities

	December 29, 2018	September 29, 2018
Long-term taxes payable	$30,948	$33,589
Other non-current liabilities	23,607	15,325
Total other non-current liabilities	$54,555	$48,914
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Interest and dividend income	$1,307	$1,452
Interest expense	(890)	(734)
Other income, net	143	38
Total other income/(expense), net	$560	$756
Note 5 – Income Taxes
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The Company completed its accounting for the income tax effects of the Act during the first quarter of 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.
Uncertain Tax Positions
As of December 29, 2018, the total amount of gross unrecognized tax benefits was $14.7 billion, of which $8.2 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.2 billion of gross interest and penalties as of December 29, 2018. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Apple Inc. | Q1 2019 Form 10-Q | 15

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 in 2018, and all years prior to 2016 are closed. Tax years subsequent to 2006 in certain major U.S. states and subsequent to 2010 in certain major foreign jurisdictions remain open, and could be subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (either by payment, release or a combination of both) in the next 12 months by as much as $300 million.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act. As of December 29, 2018, the entire recovery amount plus interest was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals. Refer to Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both December 29, 2018 and September 29, 2018, the Company had $12.0 billion of Commercial Paper outstanding with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.39% as of December 29, 2018 and 2.18% as of September 29, 2018. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$2,011	$1,621

Maturities greater than 90 days:
Proceeds from commercial paper	2,166	3,441
Repayments of commercial paper	(4,171)	(5,060)
Proceeds from/(Repayments of) commercial paper, net	(2,005)	(1,619)

Total change in commercial paper, net	$6	$2
Term Debt
As of December 29, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $103.8 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar–denominated and Australian dollar–denominated floating-rate notes, semi-annually for the U.S. dollar–denominated, Australian dollar–denominated, British pound–denominated, Japanese yen–denominated and Canadian dollar–denominated fixed-rate notes and annually for the euro-denominated and Swiss franc–denominated fixed-rate notes.

Apple Inc. | Q1 2019 Form 10-Q | 16

The following table provides a summary of the Company’s term debt as of December 29, 2018 and September 29, 2018:

	Maturities (calendar year)			December 29, 2018				September 29, 2018
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Fixed-rate 2.400% – 3.850% notes	2023	–	2043	$8,500	2.44%	–	3.91%	$8,500	2.44%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes			2019	1,000			2.89%	1,000			2.64%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	2.89%	–	4.48%	8,500	2.64%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,497	1.87%	–	2.92%	1,507	1.87%	–	2.64%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,181	0.28%	–	4.51%	24,410	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	1,350	2.72%	–	3.81%	1,350	2.48%	–	3.44%
Fixed-rate 1.100% – 4.650% notes	2019	–	2046	23,038	1.13%	–	4.78%	23,059	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2019	–	2022	3,250	2.68%	–	3.10%	3,250	2.41%	–	2.84%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	25,454	1.54%	–	4.30%	25,617	1.54%	–	4.30%

2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% – 3.750% notes	2019	–	2047	7,000	1.83%	–	3.80%	7,000	1.83%	–	3.80%
Total term debt				103,770				104,193

Unamortized premium/(discount) and issuance costs, net				(210)				(218)
Hedge accounting fair value adjustments				(799)				(1,456)
Less: Current portion of term debt				(9,772)				(8,784)
Total non-current portion of term debt				$92,989				$93,735
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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of December 29, 2018 and September 29, 2018, the carrying value of the debt designated as a net investment hedge was $1.0 billion and $811 million, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $809 million and $695 million of interest expense on its term debt for the three months ended December 29, 2018 and December 30, 2017, respectively.
As of December 29, 2018 and September 29, 2018, the fair value of the Company’s Notes, based on Level 2 inputs, was $102.6 billion and $103.2 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
On May 1, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $100 billion of the Company’s common stock, of which $37.3 billion had been utilized as of December 29, 2018. During the three months ended December 29, 2018, the Company repurchased 38.0 million shares of its common stock for $8.2 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apple Inc. | Q1 2019 Form 10-Q | 17

Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three months ended December 29, 2018 and December 30, 2017 (in millions):

		Three Months Ended
Comprehensive Income Components	Financial Statement Line Item	December 29, 2018	December 30, 2017
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$63	$184
	Total cost of sales	(375)	(27)
	Other income/(expense), net	396	(33)
Interest rate contracts	Other income/(expense), net	1	(1)
		85	123
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	47	(116)
Total amounts reclassified from AOCI		$132	$7
The following table shows the changes in AOCI by component for the three months ended December 29, 2018 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 29, 2018	$(1,055)	$810	$(3,209)	$(3,454)
Other comprehensive income/(loss) before reclassifications	(82)	(472)	140	(414)
Amounts reclassified from AOCI	—	85	47	132
Tax effect	4	95	(40)	59
Other comprehensive income/(loss)	(78)	(292)	147	(223)
Cumulative effect of change in accounting principle (1)	—	—	89	89
Balances as of December 29, 2018	$(1,133)	$518	$(2,973)	$(3,588)

(1)	Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2016-01 at the beginning of the first quarter of 2019.
Note 9 – Benefit Plans
Stock Plans
The Company had 237.9 million shares reserved for future issuance under its stock plans as of December 29, 2018. Restricted stock units (“RSUs”) granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plans by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended December 29, 2018, Section 16 officers Angela Ahrendts, Timothy D. Cook, Chris Kondo, Luca Maestri and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.

Apple Inc. | Q1 2019 Form 10-Q | 18

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 29, 2018 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 29, 2018	92,155	$134.60
RSUs granted	29,228	$223.41
RSUs vested	(18,935)	$124.36
RSUs canceled	(1,147)	$154.53
Balance as of December 29, 2018	101,301	$161.91	$15,826
The fair value as of the respective vesting dates of RSUs was $4.1 billion and $3.1 billion for the three months ended December 29, 2018 and December 30, 2017, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Share-based compensation expense	$1,559	$1,296
Income tax benefit related to share-based compensation expense	$(750)	$(631)
As of December 29, 2018, the total unrecognized compensation cost related to outstanding RSUs and stock options was $14.0 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Beginning accrued warranty and related costs	$3,692	$3,834
Cost of warranty claims	(996)	(982)
Accruals for product warranty	1,123	1,471
Ending accrued warranty and related costs	$3,819	$4,323
Agreements entered into by the Company may include indemnification provisions, which may subject the Company to costs and damages in the event of a claim against an indemnified third party. Except as disclosed under the heading “Contingencies” below, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and mainland China. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within net sales.

Apple Inc. | Q1 2019 Form 10-Q | 19

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
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of December 29, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.9 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet and telecommunication services, intellectual property licenses and content creation. As of December 29, 2018, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $7.4 billion.

Apple Inc. | Q1 2019 Form 10-Q | 20

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
VirnetX
VirnetX, Inc. filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. The Company appealed the VirnetX I verdict to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. VirnetX II is currently on appeal. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX appealed the invalidity decision of the PTO to the Federal Circuit. The Federal Circuit consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. On January 15, 2019, the Federal Circuit affirmed the VirnetX I verdict, which the Company intends to further appeal. The remaining appeals from the PTO proceedings invalidating the VirnetX Patents remain pending.
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
Following the Company’s lawsuit, Qualcomm has filed patent infringement suits against the Company and its affiliates in the U.S. and various international jurisdictions, some of which seek to enjoin the sale of certain of the Company’s products in particular countries. In one matter pending in China, on November 30, 2018, a court issued an order enjoining the sale in China of certain iPhone models running iOS 10 or iOS 11. The Company has taken steps to comply with the order and has deployed a software update to address the functionality at issue. The Company has sought reconsideration and a declaration of compliance with the order and has appealed the decision. In another matter pending in Germany, on December 20, 2018, a court issued an order enjoining the sale in Germany by the Company and certain of its subsidiaries of iPhone 7, 7 Plus, 8, 8 Plus and X. The Company has taken steps to comply with the order and has appealed the decision.
iOS Performance Management Cases
Various civil litigation matters have been filed in state and federal courts in the U.S. and in various international jurisdictions alleging violation of consumer protection laws, fraud, computer intrusion and other causes of action related to the Company’s performance management feature used in its iPhone operating systems, introduced to certain iPhones in iOS updates 10.2.1 and 11.2. The claims seek monetary damages and other non-monetary relief. On April 5, 2018, several U.S. federal actions were consolidated through a Multidistrict Litigation process into a single action in the U.S. District Court for the Northern District of California. In addition to civil litigation, the Company is also responding to governmental investigations and requests for information relating to the performance management feature. The Company believes that its iPhones were not defective, that the performance management feature introduced with iOS updates 10.2.1 and 11.2 was intended to, and did, improve customers’ user experience, and that the Company did not make any misleading statements or fail to disclose any material information. The Company has accrued its best estimate for the ultimate resolution of these matters.

Apple Inc. | Q1 2019 Form 10-Q | 21

Note 11 – Segment Information and Geographic Data
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2018 Form 10-K.
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
The following table shows information by reportable segment for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Americas:
Net sales	$36,940	$35,193
Operating income	$11,200	$11,316

Europe:
Net sales	$20,363	$21,054
Operating income	$6,658	$6,893

Greater China:
Net sales	$13,169	$17,956
Operating income	$5,314	$6,908

Japan:
Net sales	$6,910	$7,237
Operating income	$3,014	$3,082

Rest of Asia Pacific:
Net sales	$6,928	$6,853
Operating income	$2,560	$2,575

Apple Inc. | Q1 2019 Form 10-Q | 22

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 29, 2018 and December 30, 2017 is as follows (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Segment operating income	$28,746	$30,774
Research and development expense	(3,902)	(3,407)
Other corporate expenses, net	(1,498)	(1,093)
Total operating income	$23,346	$26,274

Apple Inc. | Q1 2019 Form 10-Q | 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2018 (the “2018 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Overview and Highlights
The Company designs, manufactures and markets mobile communication and media devices and personal computers, and sells a variety of related software, services, accessories and third-party digital content and applications. The Company’s products and services include iPhone, Mac, iPad, Apple Watch, AirPods, Apple TV, HomePod, a portfolio of consumer and professional software applications, iOS, macOS, watchOS and tvOS operating systems, iCloud, Apple Pay and a variety of accessory, service and support offerings. The Company sells and delivers digital content and applications through the iTunes Store, App Store, Mac App Store, TV App Store, Book Store and Apple Music (collectively “Digital Content and Services”). The Company sells its products worldwide through its retail stores, online stores and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and resellers. In addition, the Company sells a variety of third-party Apple-compatible products, including application software and various accessories, through its retail and online stores. The Company sells to consumers, small and mid-sized businesses and education, enterprise and government customers.
Business Strategy
The Company is committed to bringing the best user experience to its customers through its innovative hardware, software and services. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software and services to provide its customers products and solutions with innovative design, superior ease-of-use and seamless integration. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of digital content and applications through its Digital Content and Services, which allows customers to discover and download or stream digital content, iOS, Mac, Apple Watch and Apple TV applications, and books through either a Mac or Windows personal computer or through iPhone, iPad and iPod touch devices, Apple TV, Apple Watch and HomePod. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own retail and online stores and its third-party distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company believes ongoing investment in research and development (“R&D”), marketing and advertising is critical to the development and sale of innovative products, services and technologies.

Apple Inc. | Q1 2019 Form 10-Q | 24

Business Seasonality and Product Introductions
The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact product sales, product costs and operating expenses. Product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and channel inventory of a particular product often declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of the Company’s future pattern of product introductions, future net sales or financial performance.
First Quarter Fiscal 2019 Highlights
Total net sales decreased 5% or $4.0 billion during the first quarter of 2019 compared to the same quarter in 2018, driven by lower iPhone net sales, partially offset primarily by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the first quarter of 2019.
The Company began shipping iPhone XR in October 2018. During the first quarter of 2019, the Company introduced two new versions of iPad Pro® as well as a new Apple Pencil® and Smart Keyboard Folio™, all of which began shipping in November 2018. The Company also introduced a new version of MacBook Air® and a new Mac mini®, both of which began shipping in November 2018.
The Company repurchased $8.2 billion of its common stock and paid dividends and dividend equivalents of $3.6 billion during the first quarter of 2019.
Products and Services Performance
Beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of iPhone, Mac, iPad and certain other products, in Services net sales. Historically, the Company classified the amortization of these amounts in Products net sales consistent with its management reporting framework. As a result, Products and Services net sales information for the first quarter of 2018 was reclassified to conform to the 2019 presentation.
The following table shows net sales by category for the three months ended December 29, 2018 and December 30, 2017 (dollars in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Net sales by category:
iPhone (1)	$51,982	$61,104	(15)%
Mac (1)	7,416	6,824	9%
iPad (1)	6,729	5,755	17%
Wearables, Home and Accessories (1)(2)	7,308	5,481	33%
Services (3)	10,875	9,129	19%
Total net sales	$84,310	$88,293	(5)%

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from Digital Content and Services, AppleCare, Apple Pay, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

iPhone
iPhone net sales decreased during the first quarter of 2019 compared to the same quarter in 2018 due to lower iPhone unit sales in all the reportable geographic segments.

Apple Inc. | Q1 2019 Form 10-Q | 25

Mac
Mac net sales increased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to higher net sales of MacBook Air.
iPad
iPad net sales increased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to higher net sales of iPad Pro.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to higher net sales of Apple Watch and AirPods.
Services
Services net sales increased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to licensing, the App Store and AppleCare.
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
The following table shows net sales by reportable segment for the three months ended December 29, 2018 and December 30, 2017 (dollars in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Net sales by reportable segment:
Americas	$36,940	$35,193	5%
Europe	20,363	21,054	(3)%
Greater China	13,169	17,956	(27)%
Japan	6,910	7,237	(5)%
Rest of Asia Pacific	6,928	6,853	1%
Total net sales	$84,310	$88,293	(5)%
Americas
Americas net sales increased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to higher Wearables, Home and Accessories and Services net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during the first quarter of 2019.
Europe
Europe net sales decreased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the first quarter of 2019.
Greater China
Greater China net sales decreased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to lower iPhone net sales.

Apple Inc. | Q1 2019 Form 10-Q | 26

Japan
Japan net sales decreased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to lower iPhone net sales, partially offset by higher Services and iPad net sales.
Rest of Asia Pacific
Rest of Asia Pacific net sales during the first quarter of 2019 were generally flat compared to the same quarter in 2018, as higher Wearables, Home and Accessories and Services net sales were offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during the first quarter of 2019.
Gross Margin
Products and services gross margin and gross margin percentage for the three months ended December 29, 2018 and December 30, 2017 were as follows (dollars in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Gross margin:
Products	$25,197	$28,589
Services	6,834	5,323
Total gross margin	$32,031	$33,912

Gross margin percentage:
Products	34.3%	36.1%
Services	62.8%	58.3%
Total gross margin percentage	38.0%	38.4%
Products Gross Margin
Products gross margin decreased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to lower iPhone unit sales and the weakness in foreign currencies relative to the U.S. dollar, partially offset by higher net sales of Mac, iPad and Wearables. Year-over-year products gross margin percentage decreased during the first quarter of 2019 due primarily to a different product mix and the impact of lower iPhone unit sales on the Company’s products fixed cost structure.
Services Gross Margin
Services gross margin increased during the first quarter of 2019 compared to the same quarter in 2018 due primarily to a different services mix. Year-over-year services gross margin percentage increased during the first quarter of 2019 due primarily to a favorable mix of services with higher margins and the impact of higher services net sales on the Company’s services fixed cost structure.
The Company anticipates total gross margin percentage during the second quarter of 2019 to be between 37.0% and 38.0%. The foregoing statement regarding the Company’s expected total gross margin percentage in the second quarter of 2019 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will be subject to volatility and remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products; compressed product life cycles; potential increases in the cost of components and outside manufacturing services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; fluctuations in exchange rates; and costs associated with the Company’s frequent introductions and transitions of products and services.

Apple Inc. | Q1 2019 Form 10-Q | 27

Operating Expenses
Operating expenses for the three months ended December 29, 2018 and December 30, 2017 were as follows (dollars in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Research and development	$3,902	$3,407
Percentage of total net sales	5%	4%
Selling, general and administrative	$4,783	$4,231
Percentage of total net sales	6%	5%
Total operating expenses	$8,685	$7,638
Percentage of total net sales	10%	9%
Research and Development
The growth in R&D expense during the first quarter of 2019 compared to the same quarter in 2018 was driven primarily by increases in headcount-related expenses and infrastructure-related costs. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2019 compared to the same quarter in 2018 was driven primarily by increases in professional fees and headcount-related expenses.
Other Income/(Expense), Net
Other income/(expense), net for the three months ended December 29, 2018 and December 30, 2017 was as follows (dollars in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Interest and dividend income	$1,307	$1,452
Interest expense	(890)	(734)
Other income, net	143	38
Total other income/(expense), net	$560	$756	(26)%
The decrease in other income/(expense), net during the first quarter of 2019 compared to the same quarter in 2018 was due primarily to higher interest expense on debt, lower interest income and lower investment-related gains, partially offset by the impact of foreign exchange–related items. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.19% and 2.11% in the first quarter of 2019 and 2018, respectively.

Apple Inc. | Q1 2019 Form 10-Q | 28

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 29, 2018 and December 30, 2017 were as follows (dollars in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Provision for income taxes	$3,941	$6,965
Effective tax rate	16.5%	25.8%
Statutory federal income tax rate	21%	24.5%
The Company’s effective tax rate for the first quarter of 2019 was lower than the statutory federal income tax rate of 21% due primarily to the lower tax rate on foreign earnings and tax benefits from share-based compensation.
The Company’s effective tax rate for the first quarter of 2019 was lower compared to the same quarter in 2018 due to higher taxes in 2018 as a result of the Tax Cuts and Jobs Act (the “Act”) and a lower statutory federal income tax rate in 2019, partially offset by higher taxes on foreign earnings in 2019.
Recent Accounting Pronouncements
Hedging
In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company will adopt ASU 2017-12 in its first quarter of 2020 utilizing the modified retrospective transition method and is currently evaluating the impact of adoption on its consolidated financial statements.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of December 29, 2018, the Company anticipates recording lease assets and liabilities of approximately $9.1 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Apple Inc. | Q1 2019 Form 10-Q | 29

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of December 29, 2018 and September 29, 2018 and for the first three months of 2019 and 2018 (in millions):

	December 29, 2018	September 29, 2018
Cash, cash equivalents and marketable securities (1)	$245,035	$237,100
Property, plant and equipment, net	$39,597	$41,304
Commercial paper	$11,969	$11,964
Total term debt	$102,761	$102,519
Working capital	$32,545	$15,410

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash generated by operating activities	$26,690	$28,293
Cash generated by/(used in) investing activities	$5,844	$(13,590)
Cash used in financing activities	$(13,676)	$(7,501)

(1)
As of December 29, 2018 and September 29, 2018, total cash, cash equivalents and marketable securities included $19.9 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of December 29, 2018, the entire recovery amount of €13.1 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the three months ended December 29, 2018, cash generated by operating activities of $26.7 billion was a result of $20.0 billion of net income, non-cash adjustments to net income of $5.0 billion and an increase in the net change in operating assets and liabilities of $1.8 billion. Cash generated by investing activities of $5.8 billion during the three months ended December 29, 2018 consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases, of $9.8 billion, partially offset by cash used to acquire property, plant and equipment of $3.4 billion. Cash used in financing activities of $13.7 billion during the three months ended December 29, 2018 consisted primarily of cash used to repurchase common stock of $8.8 billion and cash used to pay dividends and dividend equivalents of $3.6 billion.
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
Capital Assets
The Company’s capital expenditures were $1.5 billion during the first three months of 2019. The Company anticipates utilizing approximately $12.0 billion for capital expenditures during 2019, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Apple Inc. | Q1 2019 Form 10-Q | 30

Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 29, 2018, the Company had $12.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 2.39% and maturities generally less than nine months.
As of December 29, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $103.8 billion (collectively the “Notes”). The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
On May 1, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $100 billion of the Company’s common stock, of which $37.3 billion had been utilized as of December 29, 2018. During the three months ended December 29, 2018, the Company repurchased 38.0 million shares of its common stock for $8.2 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
On May 1, 2018, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.63 to $0.73 per share, beginning with the dividend paid during the third quarter of 2018. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Operating Leases
As of December 29, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $9.9 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 29, 2018, the Company expects to pay $30.2 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services, content creation and other activities. As of December 29, 2018, the Company had other purchase obligations of $6.3 billion.
Other Non-Current Liabilities
As of December 29, 2018, a significant portion of the other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet consisted of the $30.9 billion deemed repatriation tax payable imposed by the Act. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act. The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing of payments.

Apple Inc. | Q1 2019 Form 10-Q | 31

Indemnification
Agreements entered into by the Company may include indemnification provisions, which may subject the Company to costs and damages in the event of a claim against an indemnified third party. Except as disclosed in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to indemnification of third parties.
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and mainland China. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within net sales.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.
Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2018 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2018 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. With the exception of Revenue Recognition and Impairment of Marketable Debt Securities, there have been no material changes to the Company’s critical accounting policies and estimates since the 2018 Form 10-K.
Revenue Recognition
The Company has identified up to three performance obligations regularly included in arrangements involving the sale of iPhone, Mac, iPad and certain other products. The first performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second performance obligation is the right to receive certain product-related bundled services, which include iCloud, Siri and Maps. The third performance obligation is the right to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the software bundled with each device. The Company allocates revenue and any related discounts to these performance obligations based on their relative stand-alone selling prices (“SSP”). Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the product-related bundled services and unspecified software upgrade rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
The Company’s process for determining estimated SSPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. Should future facts and circumstances change, the Company’s SSPs and the future rate of related amortization for unspecified software upgrades and services related to future sales of these devices could change. Factors subject to change include the nature of the unspecified software upgrade rights and product-related bundled services offered, their estimated value and the estimated period they are expected to be provided.

Apple Inc. | Q1 2019 Form 10-Q | 32

Impairment of Marketable Debt Securities
The Company’s investments in marketable debt securities are classified as available-for-sale and reported at fair value. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether an available-for-sale debt security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2019. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2018 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 29, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q1 2019 Form 10-Q | 33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Except as described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Refer to the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2019 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2018 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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

Apple Inc. | Q1 2019 Form 10-Q | 34

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
The Company currently holds a significant number of patents, trademarks and copyrights and has registered, and applied to register, numerous patents, trademarks and copyrights. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and emulating the Company’s products and infringing on its intellectual property. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.
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

Apple Inc. | Q1 2019 Form 10-Q | 35

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
The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental sales. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.
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

Apple Inc. | Q1 2019 Form 10-Q | 36

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
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including healthcare. In addition, the Company’s service offerings may have quality issues and from time to time experience outages, service slowdowns or errors. As a result, the Company’s services may not perform as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so could result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company may be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems could also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and services introductions and lost sales.
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

Apple Inc. | Q1 2019 Form 10-Q | 37

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
Regardless of the merit of particular claims, litigation may be expensive, time consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into licensing agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s cost of sales and operating expenses.

Apple Inc. | Q1 2019 Form 10-Q | 38

Except as described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims, including matters related to infringement of intellectual property rights.
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
The Company derives a majority of its net sales and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect the Company’s brand, international growth efforts and business.
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

Apple Inc. | Q1 2019 Form 10-Q | 39

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

Apple Inc. | Q1 2019 Form 10-Q | 40

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

Apple Inc. | Q1 2019 Form 10-Q | 41

Many of the Company’s operations and facilities as well as critical business operations of the Company’s suppliers and contract manufacturers are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond the Company’s control. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings. Following an interruption to its business, the Company could require substantial recovery time, experience significant expenditures in order to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
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
The Company expects its quarterly net sales and operating results to fluctuate.
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
The Company’s stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company believes its stock price should reflect expectations of future growth and profitability. The Company also believes its stock price should reflect expectations that its cash dividend will continue at current levels or grow, and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar relative to local currencies.
The Company’s primary exposure to movements in foreign currency exchange rates relates to non–U.S. dollar–denominated sales, cost of sales and operating expenses worldwide. Gross margins on the Company’s products in foreign countries and on products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations.
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

Apple Inc. | Q1 2019 Form 10-Q | 42

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
The Company is exposed to credit risk and fluctuations in the values of its investment portfolio.
The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents, and marketable and non-marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s financial condition and operating results.
The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of December 29, 2018, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

Apple Inc. | Q1 2019 Form 10-Q | 43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 29, 2018 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2018 to November 3, 2018:
Open market and privately negotiated purchases	31,343	$219.71	31,343

November 4, 2018 to December 1, 2018:
Open market and privately negotiated purchases	6,681	$202.07	6,681

December 2, 2018 to December 29, 2018:
Open market and privately negotiated purchases	—	$—	—
Total	38,024			$62,734

(1)
On May 1, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $100 billion of the Company’s common stock, of which $37.3 billion had been utilized as of December 29, 2018. The remaining $62.7 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 29, 2018. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q1 2019 Form 10-Q | 44

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

Apple Inc. | Q1 2019 Form 10-Q | 45

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 30, 2019	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q1 2019 Form 10-Q | 46