Form 10-Q
period 2019-03-30
APPLE INC
filed 2019-05-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or
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
Yes  ☐    No  ☒

4,601,075,000 shares of common stock, par value $0.00001 per share, issued and outstanding as of April 22, 2019

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 30, 2019

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
Products	$46,565	$51,287	$120,000	$130,451
Services	11,450	9,850	22,325	18,979
Total net sales	58,015	61,137	142,325	149,430

Cost of sales:
Products	32,047	33,936	80,285	84,511
Services	4,147	3,779	8,188	7,585
Total cost of sales	36,194	37,715	88,473	92,096
Gross margin	21,821	23,422	53,852	57,334

Operating expenses:
Research and development	3,948	3,378	7,850	6,785
Selling, general and administrative	4,458	4,150	9,241	8,381
Total operating expenses	8,406	7,528	17,091	15,166

Operating income	13,415	15,894	36,761	42,168
Other income/(expense), net	378	274	938	1,030
Income before provision for income taxes	13,793	16,168	37,699	43,198
Provision for income taxes	2,232	2,346	6,173	9,311
Net income	$11,561	$13,822	$31,526	$33,887

Earnings per share:
Basic	$2.47	$2.75	$6.70	$6.69
Diluted	$2.46	$2.73	$6.66	$6.63

Shares used in computing earnings per share:
Basic	4,674,071	5,024,877	4,704,945	5,068,877
Diluted	4,700,646	5,068,493	4,736,949	5,113,140
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2019 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income	$11,561	$13,822	$31,526	$33,887
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	174	263	96	303

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(50)	(27)	(384)	61
Adjustment for net (gains)/losses realized and included in net income	(105)	(207)	(63)	(105)
Total change in unrealized gains/losses on derivative instruments	(155)	(234)	(447)	(44)

Change in unrealized gains/losses on marketable securities, net of tax:
Change in fair value of marketable securities	2,042	(2,003)	2,152	(2,849)
Adjustment for net (gains)/losses realized and included in net income	28	29	65	(46)
Total change in unrealized gains/losses on marketable securities	2,070	(1,974)	2,217	(2,895)

Total other comprehensive income/(loss)	2,089	(1,945)	1,866	(2,636)
Total comprehensive income	$13,650	$11,877	$33,392	$31,251
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2019 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	March 30, 2019	September 29, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$37,988	$25,913
Marketable securities	42,104	40,388
Accounts receivable, net	15,085	23,186
Inventories	4,884	3,956
Vendor non-trade receivables	11,193	25,809
Other current assets	12,092	12,087
Total current assets	123,346	131,339

Non-current assets:
Marketable securities	145,319	170,799
Property, plant and equipment, net	38,746	41,304
Other non-current assets	34,587	22,283
Total non-current assets	218,652	234,386
Total assets	$341,998	$365,725

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$30,443	$55,888
Other current liabilities	35,368	33,327
Deferred revenue	5,532	5,966
Commercial paper	11,924	11,964
Term debt	10,505	8,784
Total current liabilities	93,772	115,929

Non-current liabilities:
Term debt	90,201	93,735
Other non-current liabilities	52,165	48,914
Total non-current liabilities	142,366	142,649
Total liabilities	236,138	258,578

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,607,284 and 4,754,986 shares issued and outstanding, respectively	42,801	40,201
Retained earnings	64,558	70,400
Accumulated other comprehensive income/(loss)	(1,499)	(3,454)
Total shareholders’ equity	105,860	107,147
Total liabilities and shareholders’ equity	$341,998	$365,725
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2019 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Total shareholders’ equity, beginning balances	$117,892	$140,199	$107,147	$134,047

Common stock and additional paid-in capital:
Beginning balances	40,970	36,447	40,201	35,867
Common stock issued	390	327	390	327
Common stock withheld related to net share settlement of equity awards	(105)	(107)	(927)	(845)
Share-based compensation	1,546	1,377	3,137	2,695
Ending balances	42,801	38,044	42,801	38,044

Retained earnings:
Beginning balances	80,510	104,593	70,400	98,330
Net income	11,561	13,822	31,526	33,887
Dividends and dividend equivalents declared	(3,499)	(3,239)	(7,025)	(6,539)
Common stock withheld related to net share settlement of equity awards	(14)	(56)	(608)	(449)
Common stock repurchased	(24,000)	(23,500)	(32,236)	(33,609)
Cumulative effects of changes in accounting principles	—	278	2,501	278
Ending balances	64,558	91,898	64,558	91,898

Accumulated other comprehensive income/(loss):
Beginning balances	(3,588)	(841)	(3,454)	(150)
Other comprehensive income/(loss)	2,089	(1,945)	1,866	(2,636)
Cumulative effects of changes in accounting principles	—	(278)	89	(278)
Ending balances	(1,499)	(3,064)	(1,499)	(3,064)

Total shareholders’ equity, ending balances	$105,860	$126,878	$105,860	$126,878

Dividends and dividend equivalents declared per share or RSU	$0.73	$0.63	$1.46	$1.26
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2019 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash, cash equivalents and restricted cash, beginning balances	$25,913	$20,289
Operating activities:
Net income	31,526	33,887
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	6,435	5,484
Share-based compensation expense	3,073	2,644
Deferred income tax benefit	(124)	(34,235)
Other	(215)	(151)
Changes in operating assets and liabilities:
Accounts receivable, net	8,094	3,523
Inventories	(1,006)	(2,807)
Vendor non-trade receivables	14,616	9,715
Other current and non-current assets	(717)	(1,053)
Accounts payable	(20,024)	(12,004)
Deferred revenue	(540)	394
Other current and non-current liabilities	(3,273)	38,026
Cash generated by operating activities	37,845	43,423
Investing activities:
Purchases of marketable securities	(13,854)	(48,449)
Proceeds from maturities of marketable securities	16,880	31,884
Proceeds from sales of marketable securities	22,635	38,942
Payments for acquisition of property, plant and equipment	(5,718)	(7,005)
Payments made in connection with business acquisitions, net	(291)	(305)
Purchases of non-marketable securities	(490)	(163)
Other	30	216
Cash generated by investing activities	19,192	15,120
Financing activities:
Proceeds from issuance of common stock	390	327
Payments for taxes related to net share settlement of equity awards	(1,427)	(1,190)
Payments for dividends and dividend equivalents	(7,011)	(6,529)
Repurchases of common stock	(32,498)	(32,851)
Proceeds from issuance of term debt, net	—	6,969
Repayments of term debt	(2,500)	(500)
Other	(87)	1
Cash used in financing activities	(43,133)	(33,773)
Increase in cash, cash equivalents and restricted cash	13,904	24,770
Cash, cash equivalents and restricted cash, ending balances	$39,817	$45,059
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$9,497	$6,340
Cash paid for interest	$1,762	$1,356
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2019 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The accompanying condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “2018 Form 10-K”).
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
Additionally, beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri® and free iCloud® services, which are bundled in the sales price of iPhone®, Mac®, iPad® and certain other products, in services net sales. Historically, the Company classified the amortization of these amounts in products net sales consistent with its management reporting framework. As a result, products and services net sales information for the second quarter and first six months of 2018 was reclassified to conform to the 2019 presentation.
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
Restricted Cash
In the first quarter of 2019, the Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances.

Apple Inc. | Q2 2019 Form 10-Q | 6

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Numerator:
Net income	$11,561	$13,822	$31,526	$33,887

Denominator:
Weighted-average basic shares outstanding	4,674,071	5,024,877	4,704,945	5,068,877
Effect of dilutive securities	26,575	43,616	32,004	44,263
Weighted-average diluted shares	4,700,646	5,068,493	4,736,949	5,113,140

Basic earnings per share	$2.47	$2.75	$6.70	$6.69
Diluted earnings per share	$2.46	$2.73	$6.66	$6.63

Potentially dilutive securities representing 31.1 million and 30.0 million shares of common stock were excluded from the computation of diluted earnings per share for the three- and six-month periods ended March 30, 2019, respectively, because their effect would have been antidilutive.
Restricted Cash and Restricted Marketable Securities
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company records restricted cash as other assets in the Condensed Consolidated Balance Sheets, and determines current or non-current classification based on the expected duration of the restriction. The Company records restricted marketable securities as current or non-current marketable securities in the Condensed Consolidated Balance Sheets based on the classification of the underlying securities.
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

Apple Inc. | Q2 2019 Form 10-Q | 7

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
For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it has the ability to establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store®, Mac App Store and TV App Store and certain digital content sold through the iTunes Store®, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in services net sales only the commission it retains.
The Company has elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.
Deferred Revenue
As of March 30, 2019 and September 29, 2018, the Company had total deferred revenue of $8.2 billion and $8.8 billion, respectively. As of March 30, 2019, the Company expects 67% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 6% within two-to-three years and 1% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for the three- and six-month periods ended March 30, 2019 and March 31, 2018 were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
iPhone (1)	$31,051	$37,559	$83,033	$98,663
Mac (1)	5,513	5,776	12,929	12,600
iPad (1)	4,872	4,008	11,601	9,763
Wearables, Home and Accessories (1)(2)	5,129	3,944	12,437	9,425
Services (3)	11,450	9,850	22,325	18,979
Total net sales (4)	$58,015	$61,137	$142,325	$149,430

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod™, iPod touch® and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare®, Apple Pay®, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

(4)
Includes $1.9 billion and $2.2 billion of revenue recognized in the three months ended March 30, 2019 and March 31, 2018, respectively, and $3.8 billion and $3.5 billion of revenue recognized in the six months ended March 30, 2019 and March 31, 2018, respectively, that was included in deferred revenue at the beginning of each respective period.

Apple Inc. | Q2 2019 Form 10-Q | 8

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and six-month periods ended March 30, 2019 and March 31, 2018.
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
The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income/(expense), net.
The following tables show the Company’s cash and marketable securities by significant investment category as of March 30, 2019 and September 29, 2018 (in millions):

	March 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,751	$—	$—	$11,751	$11,751	$—	$—

Level 1 (1):
Money market funds	8,719	—	—	8,719	8,719	—	—
Subtotal	8,719	—	—	8,719	8,719	—	—

Level 2 (2):
U.S. Treasury securities	48,215	6	(401)	47,820	8,815	6,957	32,048
U.S. agency securities	6,458	—	(19)	6,439	4,354	526	1,559
Non-U.S. government securities	21,572	132	(108)	21,596	243	3,992	17,361
Certificates of deposit and time deposits	3,472	—	—	3,472	1,980	1,372	120
Commercial paper	2,150	—	—	2,150	2,122	28	—
Corporate debt securities	106,837	228	(730)	106,335	4	28,164	78,167
Municipal securities	946	4	(2)	948	—	75	873
Mortgage- and asset-backed securities	16,438	15	(272)	16,181	—	990	15,191
Subtotal	206,088	385	(1,532)	204,941	17,518	42,104	145,319

Total (3)	$226,558	$385	$(1,532)	$225,411	$37,988	$42,104	$145,319

Apple Inc. | Q2 2019 Form 10-Q | 9

	September 29, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,575	$—	$—	$11,575	$11,575	$—	$—

Level 1 (1):
Money market funds	8,083	—	—	8,083	8,083	—	—
Mutual funds	799	—	(116)	683	—	683	—
Subtotal	8,882	—	(116)	8,766	8,083	683	—

Level 2 (2):
U.S. Treasury securities	47,296	—	(1,202)	46,094	1,613	7,606	36,875
U.S. agency securities	4,127	—	(48)	4,079	1,732	360	1,987
Non-U.S. government securities	21,601	49	(250)	21,400	—	3,355	18,045
Certificates of deposit and time deposits	3,074	—	—	3,074	1,247	1,330	497
Commercial paper	2,573	—	—	2,573	1,663	910	—
Corporate debt securities	123,001	152	(2,038)	121,115	—	25,162	95,953
Municipal securities	946	—	(12)	934	—	178	756
Mortgage- and asset-backed securities	18,105	8	(623)	17,490	—	804	16,686
Subtotal	220,723	209	(4,173)	216,759	6,255	39,705	170,799

Total (3)	$241,180	$209	$(4,289)	$237,100	$25,913	$40,388	$170,799

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of March 30, 2019 and September 29, 2018, total cash, cash equivalents and marketable securities included $19.3 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s long-term marketable debt securities generally range from one to five years.
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 30, 2019 and September 29, 2018 (in millions):

	March 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable debt securities	$18,814	$131,393	$150,207
Unrealized losses	$(87)	$(1,445)	$(1,532)

	September 29, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$126,238	$60,599	$186,837
Unrealized losses	$(2,400)	$(1,889)	$(4,289)

Apple Inc. | Q2 2019 Form 10-Q | 10

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the security before recovery of the security’s cost basis. As of March 30, 2019, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values, and has elected to apply the measurement alternative. As such, the Company’s non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are recognized in other income/(expense), net. As of March 30, 2019, the Company’s non-marketable equity securities had a carrying value of $2.3 billion.
The Company holds a non-marketable debt security that is classified and accounted for as held-to-maturity. As of March 30, 2019, the Company’s non-marketable debt security had an amortized cost basis and carrying value of $1.5 billion.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows as of March 30, 2019 is as follows (in millions):

March 30, 2019
Cash and cash equivalents	$37,988
Restricted cash included in other current assets	341
Restricted cash included in other non-current assets	1,488
Cash, cash equivalents and restricted cash	$39,817

The Company’s restricted cash primarily consisted of cash required to be on deposit under a contractual agreement with a bank to support the Company’s iPhone Upgrade Program.
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

Apple Inc. | Q2 2019 Form 10-Q | 11

To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of March 30, 2019, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 23 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of March 30, 2019, the Company’s hedged interest rate transactions are expected to be recognized within 9 years.
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
Net Investment Hedges
The effective portions of net investment hedges are recorded in OCI as a part of the cumulative translation adjustment. The ineffective portions and amounts excluded from the effectiveness testing of net investment hedges are recognized in other income/(expense), net. For foreign exchange forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its assessment of hedge effectiveness. Accordingly, any gains or losses related to this forward carry component are recognized in earnings in the current period.
Fair Value Hedges
Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its assessment of hedge effectiveness. Amounts excluded from the effectiveness testing of fair value hedges were gains of $206 million and $474 million for the three- and six-month periods ended March 30, 2019, respectively, and were recognized in other income/(expense), net.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three- and six-month periods ended March 30, 2019, respectively, the Company recognized a loss of $30 million and a gain of $225 million in net sales, a loss of $107 million and a gain of $68 million in cost of sales and losses of $77 million and $24 million in other income/(expense), net. During the three- and six-month periods ended March 31, 2018, respectively, the Company recognized losses of $203 million and $142 million in net sales, losses of $247 million and $212 million in cost of sales and losses of $331 million and $373 million in other income/(expense), net.

Apple Inc. | Q2 2019 Form 10-Q | 12

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 30, 2019 and September 29, 2018 (in millions):

	March 30, 2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,364	$216	$1,580
Interest rate contracts	$68	$—	$68

Derivative liabilities (2):
Foreign exchange contracts	$649	$273	$922
Interest rate contracts	$402	$—	$402

	September 29, 2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,015	$259	$1,274

Derivative liabilities (2):
Foreign exchange contracts	$543	$137	$680
Interest rate contracts	$1,456	$—	$1,456

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company classifies cash flows related to derivative financial instruments as operating activities in its Condensed Consolidated Statements of Cash Flows.

Apple Inc. | Q2 2019 Form 10-Q | 13

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(64)	$37	$(542)	$190
Interest rate contracts	—	—	—	1
Total	$(64)	$37	$(542)	$191

Net investment hedges:
Foreign currency debt	$(7)	$(33)	$(23)	$(31)

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$134	$287	$16	$163
Interest rate contracts	(2)	2	(3)	3
Total	$132	$289	$13	$166

Gains/(Losses) on derivative instruments:
Fair value hedges:
Foreign exchange contracts	$243	$—	$645	$—
Interest rate contracts	465	(674)	1,122	(948)
Total	$708	$(674)	$1,767	$(948)

Gains/(Losses) related to hedged items:
Fair value hedges:
Marketable securities	$(242)	$—	$(644)	$—
Fixed-rate debt	(465)	674	(1,122)	948
Total	$(707)	$674	$(1,766)	$948

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 30, 2019 and September 29, 2018 (in millions):

	March 30, 2019		September 29, 2018
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$52,660	$1,364	$65,368	$1,015
Interest rate contracts	$33,250	$68	$33,250	$—

Instruments not designated as accounting hedges:
Foreign exchange contracts	$63,477	$216	$63,062	$259

Apple Inc. | Q2 2019 Form 10-Q | 14

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of March 30, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $505 million, which was recorded as other current liabilities in the Condensed Consolidated Balance Sheet. As of September 29, 2018, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion, which was recorded as other current assets in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of March 30, 2019 and September 29, 2018, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.7 billion and $2.1 billion, respectively, resulting in a net derivative liability of $181 million and a net derivative asset of $138 million, respectively.
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
As of March 30, 2019, the Company had no customers that individually represented 10% or more of total trade receivables. As of September 29, 2018, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 45% and 59% of total trade receivables as of March 30, 2019 and September 29, 2018, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of March 30, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 56% and 16%. As of September 29, 2018, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 62% and 12%.

Apple Inc. | Q2 2019 Form 10-Q | 15

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 30, 2019 and September 29, 2018 (in millions):
Property, Plant and Equipment, Net

	March 30, 2019	September 29, 2018
Land and buildings	$16,308	$16,216
Machinery, equipment and internal-use software	68,139	65,982
Leasehold improvements	8,589	8,205
Gross property, plant and equipment	93,036	90,403
Accumulated depreciation and amortization	(54,290)	(49,099)
Total property, plant and equipment, net	$38,746	$41,304

Other Non-Current Liabilities

	March 30, 2019	September 29, 2018
Long-term taxes payable	$30,986	$33,589
Other non-current liabilities	21,179	15,325
Total other non-current liabilities	$52,165	$48,914

Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest and dividend income	$1,358	$1,505	$2,665	$2,957
Interest expense	(1,010)	(792)	(1,900)	(1,526)
Other income/(expense), net	30	(439)	173	(401)
Total other income/(expense), net	$378	$274	$938	$1,030

Note 5 – Income Taxes
Uncertain Tax Positions
As of March 30, 2019, the total amount of gross unrecognized tax benefits was $14.9 billion, of which $7.3 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.3 billion of gross interest and penalties as of March 30, 2019. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the Condensed Consolidated Balance Sheet.
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

Apple Inc. | Q2 2019 Form 10-Q | 16

European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the U.S. Tax Cuts and Jobs Act. As of March 30, 2019, the entire recovery amount plus interest was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals. Refer to Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 30, 2019 and September 29, 2018, the Company had $11.9 billion and $12.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.56% as of March 30, 2019 and 2.18% as of September 29, 2018. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 30, 2019 and March 31, 2018 (in millions):

	Six Months Ended
	March 30, 2019	March 31, 2018
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(2,484)	$4,070

Maturities greater than 90 days:
Proceeds from commercial paper	10,235	5,550
Repayments of commercial paper	(7,787)	(9,619)
Proceeds from/(Repayments of) commercial paper, net	2,448	(4,069)

Total proceeds from/(repayments of) commercial paper, net	$(36)	$1

Term Debt
As of March 30, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $101.2 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar–denominated and Australian dollar–denominated floating-rate notes, semi-annually for the U.S. dollar–denominated, Australian dollar–denominated, British pound–denominated, Japanese yen–denominated and Canadian dollar–denominated fixed-rate notes and annually for the euro-denominated and Swiss franc–denominated fixed-rate notes.

Apple Inc. | Q2 2019 Form 10-Q | 17

The following table provides a summary of the Company’s term debt as of March 30, 2019 and September 29, 2018:

	Maturities (calendar year)			March 30, 2019				September 29, 2018
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Fixed-rate 2.400% – 3.850% notes	2023	–	2043	$8,500	2.44%	–	3.91%	$8,500	2.44%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes			2019	1,000			3.03%	1,000			2.64%
Fixed-rate 2.100% – 4.450% notes	2019	–	2044	8,500	3.03%	–	4.48%	8,500	2.64%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,497	1.87%	–	2.99%	1,507	1.87%	–	2.64%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,178	0.28%	–	4.51%	24,410	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	850	2.88%	–	3.78%	1,350	2.48%	–	3.44%
Fixed-rate 1.100% – 4.650% notes	2019	–	2046	22,038	1.13%	–	4.78%	23,059	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2020	–	2022	2,750	2.77%	–	3.20%	3,250	2.41%	–	2.84%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	24,929	1.54%	–	4.30%	25,617	1.54%	–	4.30%

2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% – 3.750% notes	2019	–	2047	7,000	1.83%	–	3.80%	7,000	1.83%	–	3.80%
Total term debt				101,242				104,193

Unamortized premium/(discount) and issuance costs, net				(202)				(218)
Hedge accounting fair value adjustments				(334)				(1,456)
Less: Current portion of term debt				(10,505)				(8,784)
Total non-current portion of term debt				$90,201				$93,735
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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of March 30, 2019 and September 29, 2018, the carrying value of the debt designated as a net investment hedge was $1.1 billion and $811 million, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $828 million and $1.6 billion of interest expense on its term debt for the three- and six-month periods ended March 30, 2019, respectively. The Company recognized $742 million and $1.4 billion of interest expense on its term debt for the three- and six-month periods ended March 31, 2018, respectively.
As of March 30, 2019 and September 29, 2018, the fair value of the Company’s Notes, based on Level 2 inputs, was $103.3 billion and $103.2 billion, respectively.

Apple Inc. | Q2 2019 Form 10-Q | 18

Note 7 – Shareholders’ Equity
As of March 30, 2019, the Company had an authorized program to repurchase up to $100 billion of the Company’s common stock, of which $61.3 billion had been utilized. During the six months ended March 30, 2019, the Company repurchased 164.7 million shares of its common stock for $32.2 billion, including 55.1 million shares initially delivered under a $12.0 billion accelerated share repurchase arrangement dated February 2019. On April 30, 2019, the Company announced the Board of Directors increased the share repurchase program authorization from $100 billion to $175 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Item	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$(97)	$87	$(34)	$271
	Total cost of sales	(76)	21	(451)	(6)
	Other income/(expense), net	52	(390)	448	(423)
Interest rate contracts	Other income/(expense), net	2	(2)	3	(3)
		(119)	(284)	(34)	(161)
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	36	36	83	(80)
Total amounts reclassified from AOCI		$(83)	$(248)	$49	$(241)

The following table shows the changes in AOCI by component for the six months ended March 30, 2019 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 29, 2018	$(1,055)	$810	$(3,209)	$(3,454)
Other comprehensive income/(loss) before reclassifications	90	(533)	2,734	2,291
Amounts reclassified from AOCI	—	(34)	83	49
Tax effect	6	120	(600)	(474)
Other comprehensive income/(loss)	96	(447)	2,217	1,866
Cumulative effect of change in accounting principle (1)	—	—	89	89
Balances as of March 30, 2019	$(959)	$363	$(903)	$(1,499)

(1)	Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2016-01 at the beginning of the first quarter of 2019.

Apple Inc. | Q2 2019 Form 10-Q | 19

Note 9 – Benefit Plans
Stock Plans
The Company had 235.5 million shares reserved for future issuance under its stock plans as of March 30, 2019. Restricted stock units (“RSUs”) granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plans by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended March 30, 2019, Section 16 officers Angela Ahrendts, Timothy D. Cook, Chris Kondo, Luca Maestri and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended March 30, 2019 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 29, 2018	92,155	$134.60
RSUs granted	32,252	$218.06
RSUs vested	(20,988)	$125.84
RSUs canceled	(2,302)	$157.83
Balance as of March 30, 2019	101,117	$162.51	$19,207

The fair value as of the respective vesting dates of RSUs was $348 million and $4.4 billion for the three- and six-month periods ended March 30, 2019, respectively, and was $457 million and $3.6 billion for the three- and six-month periods ended March 31, 2018, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Share-based compensation expense	$1,514	$1,348	$3,073	$2,644
Income tax benefit related to share-based compensation expense	$(331)	$(347)	$(1,081)	$(978)

As of March 30, 2019, the total unrecognized compensation cost related to outstanding RSUs and stock options was $12.8 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.

Apple Inc. | Q2 2019 Form 10-Q | 20

Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Beginning accrued warranty and related costs	$3,819	$4,323	$3,692	$3,834
Cost of warranty claims	(915)	(933)	(1,911)	(1,915)
Accruals for product warranty	583	640	1,706	2,111
Ending accrued warranty and related costs	$3,487	$4,030	$3,487	$4,030

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

Apple Inc. | Q2 2019 Form 10-Q | 21

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
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of March 30, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $10.4 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet and telecommunication services, intellectual property licenses and content creation. As of March 30, 2019, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $7.6 billion.
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
Qualcomm
On January 20, 2017, the Company filed a lawsuit against Qualcomm Incorporated and affiliated parties (“Qualcomm”) in the U.S. District Court for the Southern District of California seeking, among other things, to enjoin Qualcomm from requiring the Company to pay royalties at the rate demanded by Qualcomm. No Qualcomm-related royalty payments had been remitted by the Company to its contract manufacturers since the beginning of the second quarter of 2017. Following the Company’s lawsuit, Qualcomm filed patent infringement suits against the Company and its affiliates in the U.S. and various international jurisdictions, some of which sought to enjoin the sale of certain of the Company’s products in particular countries.
On April 16, 2019, the Company and Qualcomm reached a settlement agreement to dismiss all litigation between the two companies worldwide. The companies also reached a multi-year license agreement and a multi-year supply agreement. Under the terms of the settlement agreement, Apple will make a payment to Qualcomm to, among other things, resolve disputes over the withheld royalty payments.

Apple Inc. | Q2 2019 Form 10-Q | 22

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

Apple Inc. | Q2 2019 Form 10-Q | 23

The following table shows information by reportable segment for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Americas:
Net sales	$25,596	$24,841	$62,536	$60,034
Operating income	$7,687	$7,768	$18,887	$19,084

Europe:
Net sales	$13,054	$13,846	$33,417	$34,900
Operating income	$4,026	$4,259	$10,684	$11,152

Greater China:
Net sales	$10,218	$13,024	$23,387	$30,980
Operating income	$3,607	$4,963	$8,921	$11,871

Japan:
Net sales	$5,532	$5,468	$12,442	$12,705
Operating income	$2,390	$2,346	$5,404	$5,428

Rest of Asia Pacific:
Net sales	$3,615	$3,958	$10,543	$10,811
Operating income	$1,096	$1,278	$3,656	$3,853

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2019 and March 31, 2018 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Segment operating income	$18,806	$20,614	$47,552	$51,388
Research and development expense	(3,948)	(3,378)	(7,850)	(6,785)
Other corporate expenses, net	(1,443)	(1,342)	(2,941)	(2,435)
Total operating income	$13,415	$15,894	$36,761	$42,168

Apple Inc. | Q2 2019 Form 10-Q | 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2018 (the “2018 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Quarterly Highlights
Business Seasonality and Product Introductions
The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product and service introductions can significantly impact net sales, cost of sales and operating expenses. The timing of product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new inventory following a product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product or service introductions should be considered reliable indicators of the Company’s future pattern of product or service introductions, future net sales or financial performance.
Second Quarter Fiscal 2019 Highlights
Total net sales decreased 5% or $3.1 billion during the second quarter of 2019 compared to the same quarter in 2018, driven by lower iPhone net sales, partially offset by higher Services and Wearables, Home and Accessories net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the second quarter of 2019.
During the second quarter of 2019, the Company released the following products:

•	An iPad Air® and an updated iPad mini®, featuring Retina® displays and Apple Pencil® compatibility.

•	An updated iMac® with improved compute and graphics performance.

•	Updated AirPods with hands-free “Hey Siri” and the option of a wireless charging case.

Apple Inc. | Q2 2019 Form 10-Q | 25

The Company also announced the following new services:

•	Apple News+, a subscription news and magazine service, available initially in the U.S. and Canada.

•	Apple Card™, a new kind of credit card designed for the iPhone, expected to be available to qualified customers in the U.S. in summer 2019.

•	Apple Arcade™, a game subscription service, expected to launch in fall 2019.

•
New Apple TV app and Apple TV channels, bringing together different ways to access shows, movies, sports and news in one app across devices, and allowing users to subscribe to specific third-party video services, expected to be available starting in May 2019.

•	Apple TV+, a new subscription service for exclusive original shows, movies and documentaries, expected to be available in fall 2019.
The Company repurchased $24.0 billion of its common stock and paid dividends and dividend equivalents of $3.4 billion during the second quarter of 2019.
Products and Services Performance
Beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of iPhone, Mac, iPad and certain other products, in services net sales. Historically, the Company classified the amortization of these amounts in products net sales consistent with its management reporting framework. As a result, products and services net sales information for the second quarter and first six months of 2018 was reclassified to conform to the 2019 presentation.
The following table shows net sales by category for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Net sales by category:
iPhone (1)	$31,051	$37,559	(17)%	$83,033	$98,663	(16)%
Mac (1)	5,513	5,776	(5)%	12,929	12,600	3%
iPad (1)	4,872	4,008	22%	11,601	9,763	19%
Wearables, Home and Accessories (1)(2)	5,129	3,944	30%	12,437	9,425	32%
Services (3)	11,450	9,850	16%	22,325	18,979	18%
Total net sales	$58,015	$61,137	(5)%	$142,325	$149,430	(5)%

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, Apple Pay, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

iPhone
iPhone net sales decreased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to lower iPhone unit sales in all the reportable geographic segments.
Mac
Mac net sales decreased during the second quarter of 2019 compared to the same quarter in 2018 due primarily to lower net sales of iMac. Year-over-year Mac net sales increased during the first six months of 2019 due primarily to higher net sales of MacBook Air, partially offset by lower net sales of iMac.
iPad
iPad net sales increased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to higher net sales of iPad Pro®.

Apple Inc. | Q2 2019 Form 10-Q | 26

Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to higher net sales of Apple Watch and AirPods.
Services
Services net sales increased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to the App Store, licensing and AppleCare.
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
The following table shows net sales by reportable segment for the three- and six-month periods ended March 30, 2019 and March 31, 2018 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Net sales by reportable segment:
Americas	$25,596	$24,841	3%	$62,536	$60,034	4%
Europe	13,054	13,846	(6)%	33,417	34,900	(4)%
Greater China	10,218	13,024	(22)%	23,387	30,980	(25)%
Japan	5,532	5,468	1%	12,442	12,705	(2)%
Rest of Asia Pacific	3,615	3,958	(9)%	10,543	10,811	(2)%
Total net sales	$58,015	$61,137	(5)%	$142,325	$149,430	(5)%
Americas
Americas net sales increased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to higher Services and Wearables, Home and Accessories net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during the second quarter and first six months of 2019.
Europe
Europe net sales decreased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the second quarter and first six months of 2019.
Greater China
Greater China net sales decreased during the second quarter and first six months of 2019 compared to the same periods in 2018, driven by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the second quarter and first six months of 2019.
Japan
Japan net sales during the second quarter of 2019 were relatively flat compared to the same quarter in 2018, as higher Services and iPad net sales were primarily offset by lower iPhone net sales. Year-over-year Japan net sales decreased during the first six months of 2019 due primarily to lower iPhone net sales, partially offset by higher Services and iPad net sales. The value of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during the second quarter of 2019.

Apple Inc. | Q2 2019 Form 10-Q | 27

Rest of Asia Pacific
Rest of Asia Pacific net sales decreased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and iPad net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during the second quarter and first six months of 2019.
Gross Margin
Products and services gross margin and gross margin percentage for the three- and six-month periods ended March 30, 2019 and March 31, 2018 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Gross margin:
Products	$14,518	$17,351	$39,715	$45,940
Services	7,303	6,071	14,137	11,394
Total gross margin	$21,821	$23,422	$53,852	$57,334

Gross margin percentage:
Products	31.2%	33.8%	33.1%	35.2%
Services	63.8%	61.6%	63.3%	60.0%
Total gross margin percentage	37.6%	38.3%	37.8%	38.4%
Products Gross Margin
Products gross margin decreased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to lower iPhone unit sales and the weakness in foreign currencies relative to the U.S. dollar. Year-over-year products gross margin percentage decreased during the second quarter and first six months of 2019 due primarily to the impact of lower iPhone unit sales on the Company’s products fixed cost structure and the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2019 compared to the same periods in 2018 due primarily to a different services mix. Year-over-year services gross margin percentage increased during the second quarter and first six months of 2019 due primarily to a different services mix and leverage of the Company’s services fixed cost structure from higher services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
The Company anticipates total gross margin percentage during the third quarter of 2019 to be between 37.0% and 38.0%. The foregoing statement regarding the Company’s expected total gross margin percentage in the third quarter of 2019 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will be subject to volatility and remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; potential increases in the cost of components, outside manufacturing services, and acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; fluctuations in exchange rates; and costs associated with the Company’s frequent introductions and transitions of products and services.

Apple Inc. | Q2 2019 Form 10-Q | 28

Operating Expenses
Operating expenses for the three- and six-month periods ended March 30, 2019 and March 31, 2018 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Research and development	$3,948	$3,378	$7,850	$6,785
Percentage of total net sales	7%	6%	6%	5%
Selling, general and administrative	$4,458	$4,150	$9,241	$8,381
Percentage of total net sales	8%	7%	6%	6%
Total operating expenses	$8,406	$7,528	$17,091	$15,166
Percentage of total net sales	14%	12%	12%	10%
Research and Development
The growth in research and development (“R&D”) expense during the second quarter and first six months of 2019 compared to the same periods in 2018 was driven primarily by increases in headcount-related expenses and infrastructure-related costs. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter of 2019 compared to the same quarter in 2018 was driven primarily by higher spending on marketing and advertising and increases in headcount-related expenses. The year-over-year growth in selling, general and administrative expense during the first six months of 2019 was driven primarily by increases in headcount-related expenses, marketing and advertising spending and infrastructure-related costs.
Other Income/(Expense), Net
Other income/(expense), net for the three- and six-month periods ended March 30, 2019 and March 31, 2018 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Interest and dividend income	$1,358	$1,505		$2,665	$2,957
Interest expense	(1,010)	(792)		(1,900)	(1,526)
Other income/(expense), net	30	(439)		173	(401)
Total other income/(expense), net	$378	$274	38%	$938	$1,030	(9)%
The increase in other income/(expense), net during the second quarter of 2019 compared to the same quarter in 2018 was due primarily to the impact of foreign exchange–related items, partially offset by higher interest expense and lower interest income. The year-over-year decrease in other income/(expense), net during the first six months of 2019 was due primarily to higher interest expense, lower interest income and lower investment-related gains, partially offset by the impact of foreign exchange–related items. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.27% and 2.14% in the second quarter of 2019 and 2018, respectively, and 2.23% and 2.12% in the first six months of 2019 and 2018, respectively.

Apple Inc. | Q2 2019 Form 10-Q | 29

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 30, 2019 and March 31, 2018 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Provision for income taxes	$2,232	$2,346	$6,173	$9,311
Effective tax rate	16.2%	14.5%	16.4%	21.6%
Statutory federal income tax rate	21%	24.5%	21%	24.5%
The Company’s effective tax rate for the second quarter of 2019 was lower than the statutory federal income tax rate due primarily to the lower tax rate on foreign earnings. The Company’s effective tax rate for the first six months of 2019 was lower than the statutory federal income tax rate due primarily to the lower tax rate on foreign earnings and tax benefits from share-based compensation.
The Company’s effective tax rate for the second quarter of 2019 was higher compared to the same quarter in 2018 due primarily to higher taxes on foreign earnings, partially offset by a lower statutory federal income tax rate in 2019. The Company’s effective tax rate for the first six months of 2019 was lower compared to the same period in 2018 due primarily to higher taxes in 2018 arising from the remeasurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (the “Act”) and a lower statutory federal income tax rate in 2019, partially offset by higher taxes on foreign earnings in 2019.
Recent Accounting Pronouncements
Hedging
In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company will adopt ASU 2017-12 in its first quarter of 2020 utilizing the modified retrospective transition method. Based on the Company’s derivative portfolio and hedging strategies, the adoption of ASU 2017-12 is not expected to have a material impact on its consolidated financial statements.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of March 30, 2019, the Company anticipates recording lease assets and liabilities of approximately $9 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Apple Inc. | Q2 2019 Form 10-Q | 30

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of March 30, 2019 and September 29, 2018 and for the first six months of 2019 and 2018 (in millions):

	March 30, 2019	September 29, 2018
Cash, cash equivalents and marketable securities (1)	$225,411	$237,100
Property, plant and equipment, net	$38,746	$41,304
Commercial paper	$11,924	$11,964
Total term debt	$100,706	$102,519
Working capital	$29,574	$15,410

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash generated by operating activities	$37,845	$43,423
Cash generated by investing activities	$19,192	$15,120
Cash used in financing activities	$(43,133)	$(33,773)

(1)
As of March 30, 2019 and September 29, 2018, total cash, cash equivalents and marketable securities included $19.3 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of March 30, 2019, the entire recovery amount of €13.1 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the six months ended March 30, 2019, cash generated by operating activities of $37.8 billion was a result of $31.5 billion of net income and non-cash adjustments to net income of $9.2 billion, partially offset by a decrease in the net change in operating assets and liabilities of $2.9 billion. Cash generated by investing activities of $19.2 billion during the six months ended March 30, 2019 consisted primarily of proceeds from sales and maturities of marketable securities, net of purchases, of $25.7 billion, partially offset by cash used to acquire property, plant and equipment of $5.7 billion. Cash used in financing activities of $43.1 billion during the six months ended March 30, 2019 consisted primarily of cash used to repurchase common stock of $32.5 billion, cash used to pay dividends and dividend equivalents of $7.0 billion and cash used to repay term debt of $2.5 billion.
During the six months ended March 31, 2018, cash generated by operating activities of $43.4 billion was a result of $33.9 billion of net income and an increase in the net change in operating assets and liabilities of $35.8 billion, partially offset by non-cash adjustments to net income of $26.3 billion. Cash generated by investing activities of $15.1 billion during the six months ended March 31, 2018 consisted primarily of proceeds from sales and maturities of marketable securities, net of purchases, of $22.4 billion, partially offset by cash used to acquire property, plant and equipment of $7.0 billion. Cash used in financing activities of $33.8 billion during the six months ended March 31, 2018 consisted primarily of cash used to repurchase common stock of $32.9 billion and cash used to pay dividends and dividend equivalents of $6.5 billion, partially offset by net proceeds from the issuance of term debt of $7.0 billion.
Capital Assets
The Company’s capital expenditures were $3.3 billion during the first six months of 2019. The Company anticipates utilizing approximately $12.0 billion for capital expenditures during 2019, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Apple Inc. | Q2 2019 Form 10-Q | 31

Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 30, 2019, the Company had $11.9 billion of Commercial Paper outstanding, with a weighted-average interest rate of 2.56% and maturities generally less than nine months.
As of March 30, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $101.2 billion (collectively the “Notes”). During the first six months of 2019, the Company repaid $2.5 billion of its Notes upon maturity. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
As of March 30, 2019, the Company had an authorized program to repurchase up to $100 billion of the Company’s common stock, of which $61.3 billion had been utilized. During the six months ended March 30, 2019, the Company repurchased 164.7 million shares of its common stock for $32.2 billion, including 55.1 million shares initially delivered under a $12.0 billion accelerated share repurchase arrangement (“ASR”) dated February 2019. On April 30, 2019, the Company announced the Board of Directors increased the share repurchase program authorization from $100 billion to $175 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
On April 30, 2019, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.73 to $0.77 per share, beginning with the dividend to be paid during the third quarter of 2019. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Operating Leases
As of March 30, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $10.4 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 30, 2019, the Company expects to pay $26.2 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services, content creation and other activities. As of March 30, 2019, the Company had other purchase obligations of $6.7 billion.
Other Non-Current Liabilities
As of March 30, 2019, a significant portion of the other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet consisted of the $30.9 billion deemed repatriation tax payable imposed by the Act. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act. The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing of payments.

Apple Inc. | Q2 2019 Form 10-Q | 32

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

Apple Inc. | Q2 2019 Form 10-Q | 33

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
There have been no material changes to the Company’s market risk during the first six months of 2019. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2018 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q2 2019 Form 10-Q | 34

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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Refer to the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2019 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2018 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended December 29, 2018, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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

Apple Inc. | Q2 2019 Form 10-Q | 35

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
Some of the markets in which the Company competes have from time to time experienced little to no growth or contracted. In addition, an increasing number of internet-enabled devices that include software applications and are smaller, simpler and cheaper than traditional personal computers compete with some of the Company’s existing products.
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
Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors including, but not limited to, timely and successful development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. Accordingly, the Company cannot determine in advance the ultimate effect of new product and service introductions and transitions.

Apple Inc. | Q2 2019 Form 10-Q | 36

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

Apple Inc. | Q2 2019 Form 10-Q | 37

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
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including healthcare. In addition, the Company’s service offerings may have quality issues and from time to time experience outages, service slowdowns or errors. As a result, the Company’s services may not perform as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so could result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company may be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems could also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
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

Apple Inc. | Q2 2019 Form 10-Q | 38

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

Apple Inc. | Q2 2019 Form 10-Q | 39

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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities in areas including, but not limited to, labor, advertising, digital content, availability of third-party software applications and services, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, anti-competition, environmental, health and safety.
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
Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products and services in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures.
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

Apple Inc. | Q2 2019 Form 10-Q | 40

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

Apple Inc. | Q2 2019 Form 10-Q | 41

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

Apple Inc. | Q2 2019 Form 10-Q | 42

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
The Company’s operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While the Company’s suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company’s business and harm to the Company’s reputation. Should major public health issues, including pandemics, arise, the Company could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s suppliers and contract manufacturers.
The Company expects its quarterly net sales and operating results to fluctuate.
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty and other cost fluctuations. The Company’s financial results may be materially adversely impacted as a result of shifts in the mix of products and services that the Company sells; shifts in the geographic, currency or channel mix of the Company’s sales; component cost increases; increases in the cost of acquiring and delivering content for the Company’s services; price competition; or the introduction of new products or services, including new products or services with higher cost structures.
The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product and service introductions can significantly impact net sales, cost of sales and operating expenses. Further, the Company generates a majority of its net sales from a single product and a decline in demand for that product could significantly impact quarterly net sales. The Company could also be subject to unexpected developments, such as lower-than-anticipated demand for the Company’s products or services, issues with new product or service introductions, information technology system failures or network disruptions, or failure of one of the Company’s logistics, components supply, or manufacturing partners.
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

Apple Inc. | Q2 2019 Form 10-Q | 43

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of March 30, 2019, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

Apple Inc. | Q2 2019 Form 10-Q | 44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 30, 2019 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2018 to February 2, 2019:
Open market and privately negotiated purchases	28,040		$153.57	28,040

February 3, 2019 to March 2, 2019:
February 2019 ASR	55,068	(2)	(2)	55,068	(2)
Open market and privately negotiated purchases	25,556		$171.96	25,556

March 3, 2019 to March 30, 2019:
Open market and privately negotiated purchases	18,058		$182.70	18,058
Total	126,722					$38,734

(1)
As of March 30, 2019, the Company had an authorized program to repurchase up to $100 billion of the Company’s common stock, of which $61.3 billion had been utilized. The remaining $38.7 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 30, 2019. On April 30, 2019, the Company announced the Board of Directors had increased the share repurchase program authorization from $100 billion to $175 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In February 2019, the Company entered into a new ASR to purchase up to $12.0 billion of the Company’s common stock. In exchange for up-front payments totaling $12.0 billion, the financial institutions that are party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in or before August 2019. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q2 2019 Form 10-Q | 45

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

Apple Inc. | Q2 2019 Form 10-Q | 46

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2019	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q2 2019 Form 10-Q | 47