Form 10-Q
period 2019-06-29
APPLE INC
filed 2019-07-31
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36743

Apple Inc.
(Exact name of Registrant as specified in its charter)

California		94-2404110
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Apple Park Way
Cupertino	California	95014
(Address of principal executive offices)		(Zip Code)
(408) 996-1010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	AAPL	The Nasdaq Stock Market LLC
1.000% Notes due 2022	—	The Nasdaq Stock Market LLC
1.375% Notes due 2024	—	The Nasdaq Stock Market LLC
0.875% Notes due 2025	—	The Nasdaq Stock Market LLC
1.625% Notes due 2026	—	The Nasdaq Stock Market LLC
2.000% Notes due 2027	—	The Nasdaq Stock Market LLC
1.375% Notes due 2029	—	The Nasdaq Stock Market LLC
3.050% Notes due 2029	—	The Nasdaq Stock Market LLC
3.600% Notes due 2042	—	The Nasdaq Stock Market LLC

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
Yes  ☐    No  ☒

4,519,180,000 shares of common stock were issued and outstanding as of July 19, 2019.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 29, 2019

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Products	$42,354	$43,095	$162,354	$173,546
Services	11,455	10,170	33,780	29,149
Total net sales	53,809	53,265	196,134	202,695

Cost of sales:
Products	29,473	28,956	109,758	113,467
Services	4,109	3,888	12,297	11,473
Total cost of sales	33,582	32,844	122,055	124,940
Gross margin	20,227	20,421	74,079	77,755

Operating expenses:
Research and development	4,257	3,701	12,107	10,486
Selling, general and administrative	4,426	4,108	13,667	12,489
Total operating expenses	8,683	7,809	25,774	22,975

Operating income	11,544	12,612	48,305	54,780
Other income/(expense), net	367	672	1,305	1,702
Income before provision for income taxes	11,911	13,284	49,610	56,482
Provision for income taxes	1,867	1,765	8,040	11,076
Net income	$10,044	$11,519	$41,570	$45,406

Earnings per share:
Basic	$2.20	$2.36	$8.92	$9.07
Diluted	$2.18	$2.34	$8.86	$8.99

Shares used in computing earnings per share:
Basic	4,570,633	4,882,167	4,660,175	5,006,640
Diluted	4,601,380	4,926,609	4,691,759	5,050,963
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2019 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$10,044	$11,519	$41,570	$45,406
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(219)	(590)	(123)	(287)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(108)	109	(492)	170
Adjustment for net (gains)/losses realized and included in net income	(44)	978	(107)	873
Total change in unrealized gains/losses on derivative instruments	(152)	1,087	(599)	1,043

Change in unrealized gains/losses on marketable securities, net of tax:
Change in fair value of marketable securities	1,253	(568)	3,405	(3,417)
Adjustment for net (gains)/losses realized and included in net income	(22)	24	43	(22)
Total change in unrealized gains/losses on marketable securities	1,231	(544)	3,448	(3,439)

Total other comprehensive income/(loss)	860	(47)	2,726	(2,683)
Total comprehensive income	$10,904	$11,472	$44,296	$42,723
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2019 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	June 29, 2019	September 29, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$50,530	$25,913
Marketable securities	44,084	40,388
Accounts receivable, net	14,148	23,186
Inventories	3,355	3,956
Vendor non-trade receivables	12,326	25,809
Other current assets	10,530	12,087
Total current assets	134,973	131,339

Non-current assets:
Marketable securities	115,996	170,799
Property, plant and equipment, net	37,636	41,304
Other non-current assets	33,634	22,283
Total non-current assets	187,266	234,386
Total assets	$322,239	$365,725

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$29,115	$55,888
Other current liabilities	31,673	33,327
Deferred revenue	5,434	5,966
Commercial paper	9,953	11,964
Term debt	13,529	8,784
Total current liabilities	89,704	115,929

Non-current liabilities:
Term debt	84,936	93,735
Other non-current liabilities	51,143	48,914
Total non-current liabilities	136,079	142,649
Total liabilities	225,783	258,578

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,531,395 and 4,754,986 shares issued and outstanding, respectively	43,371	40,201
Retained earnings	53,724	70,400
Accumulated other comprehensive income/(loss)	(639)	(3,454)
Total shareholders’ equity	96,456	107,147
Total liabilities and shareholders’ equity	$322,239	$365,725
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2019 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total shareholders’ equity, beginning balances	$105,860	$126,878	$107,147	$134,047

Common stock and additional paid-in capital:
Beginning balances	42,801	38,044	40,201	35,867
Common stock issued	1	1	391	328
Common stock withheld related to net share settlement of equity awards	(958)	(797)	(1,885)	(1,642)
Share-based compensation	1,527	1,376	4,664	4,071
Ending balances	43,371	38,624	43,371	38,624

Retained earnings:
Beginning balances	64,558	91,898	70,400	98,330
Net income	10,044	11,519	41,570	45,406
Dividends and dividend equivalents declared	(3,580)	(3,623)	(10,605)	(10,162)
Common stock withheld related to net share settlement of equity awards	(336)	(358)	(944)	(807)
Common stock repurchased	(16,962)	(20,000)	(49,198)	(53,609)
Cumulative effects of changes in accounting principles	—	—	2,501	278
Ending balances	53,724	79,436	53,724	79,436

Accumulated other comprehensive income/(loss):
Beginning balances	(1,499)	(3,064)	(3,454)	(150)
Other comprehensive income/(loss)	860	(47)	2,726	(2,683)
Cumulative effects of changes in accounting principles	—	—	89	(278)
Ending balances	(639)	(3,111)	(639)	(3,111)

Total shareholders’ equity, ending balances	$96,456	$114,949	$96,456	$114,949

Dividends and dividend equivalents declared per share or RSU	$0.77	$0.73	$2.23	$1.99
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2019 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash, cash equivalents and restricted cash, beginning balances	$25,913	$20,289
Operating activities:
Net income	41,570	45,406
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	9,368	8,149
Share-based compensation expense	4,569	3,995
Deferred income tax benefit	(38)	(33,109)
Other	(340)	(410)
Changes in operating assets and liabilities:
Accounts receivable, net	9,013	3,756
Inventories	496	(1,114)
Vendor non-trade receivables	13,483	5,536
Other current and non-current assets	693	(65)
Accounts payable	(19,804)	(10,410)
Deferred revenue	(776)	(73)
Other current and non-current liabilities	(8,753)	36,250
Cash generated by operating activities	49,481	57,911
Investing activities:
Purchases of marketable securities	(21,902)	(56,133)
Proceeds from maturities of marketable securities	26,783	46,290
Proceeds from sales of marketable securities	49,516	41,614
Payments for acquisition of property, plant and equipment	(7,718)	(10,272)
Payments made in connection with business acquisitions, net	(611)	(431)
Purchases of non-marketable securities	(632)	(1,788)
Proceeds from non-marketable securities	1,526	310
Other	(268)	(523)
Cash generated by investing activities	46,694	19,067
Financing activities:
Proceeds from issuance of common stock	391	328
Payments for taxes related to net share settlement of equity awards	(2,626)	(2,267)
Payments for dividends and dividend equivalents	(10,640)	(10,182)
Repurchases of common stock	(49,453)	(53,634)
Proceeds from issuance of term debt, net	—	6,969
Repayments of term debt	(5,500)	(6,500)
Repayments of commercial paper, net	(2,026)	(10)
Other	(83)	—
Cash used in financing activities	(69,937)	(65,296)
Increase in cash, cash equivalents and restricted cash	26,238	11,682
Cash, cash equivalents and restricted cash, ending balances	$52,151	$31,971
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$11,795	$8,819
Cash paid for interest	$2,563	$2,120
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q3 2019 Form 10-Q | 5

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
Additionally, beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri® and free iCloud® services, which are bundled in the sales price of iPhone®, Mac®, iPad® and certain other products, in services net sales. Historically, the Company classified the amortization of these amounts in products net sales consistent with its management reporting framework. As a result, products and services net sales information for the third quarter and first nine months of 2018 was reclassified to conform to the 2019 presentation.
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

Apple Inc. | Q3 2019 Form 10-Q | 6

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income	$10,044	$11,519	$41,570	$45,406

Denominator:
Weighted-average basic shares outstanding	4,570,633	4,882,167	4,660,175	5,006,640
Effect of dilutive securities	30,747	44,442	31,584	44,323
Weighted-average diluted shares	4,601,380	4,926,609	4,691,759	5,050,963

Basic earnings per share	$2.20	$2.36	$8.92	$9.07
Diluted earnings per share	$2.18	$2.34	$8.86	$8.99

Potentially dilutive securities representing 1.5 million and 20.5 million shares of common stock were excluded from the computation of diluted earnings per share for the three- and nine-month periods ended June 29, 2019, respectively, because their effect would have been antidilutive.
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

Apple Inc. | Q3 2019 Form 10-Q | 7

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
Deferred Revenue
As of June 29, 2019 and September 29, 2018, the Company had total deferred revenue of $8.0 billion and $8.8 billion, respectively. As of June 29, 2019, the Company expects 68% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 6% within two-to-three years and 1% in greater than three years.

Apple Inc. | Q3 2019 Form 10-Q | 8

Disaggregated Revenue
Net sales disaggregated by significant products and services for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
iPhone (1)	$25,986	$29,470	$109,019	$128,133
Mac (1)	5,820	5,258	18,749	17,858
iPad (1)	5,023	4,634	16,624	14,397
Wearables, Home and Accessories (1)(2)	5,525	3,733	17,962	13,158
Services (3)	11,455	10,170	33,780	29,149
Total net sales (4)	$53,809	$53,265	$196,134	$202,695

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod™, iPod touch® and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare®, Apple Pay®, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

(4)
Includes $2.0 billion of revenue recognized in the three months ended June 29, 2019 that was included in deferred revenue as of March 30, 2019, $2.0 billion of revenue recognized in the three months ended June 30, 2018 that was included in deferred revenue as of March 31, 2018, $4.9 billion of revenue recognized in the nine months ended June 29, 2019 that was included in deferred revenue as of September 29, 2018, and $4.7 billion of revenue recognized in the nine months ended June 30, 2018 that was included in deferred revenue as of September 30, 2017.

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and nine-month periods ended June 29, 2019 and June 30, 2018.
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

Apple Inc. | Q3 2019 Form 10-Q | 9

The following tables show the Company’s cash and marketable securities by significant investment category as of June 29, 2019 and September 29, 2018 (in millions):

	June 29, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$12,075	$—	$—	$12,075	$12,075	$—	$—
Level 1 (1):
Money market funds	10,558	—	—	10,558	10,558	—	—
Subtotal	10,558	—	—	10,558	10,558	—	—
Level 2 (2):
U.S. Treasury securities	37,307	22	(102)	37,227	11,116	8,436	17,675
U.S. agency securities	9,552	1	(5)	9,548	7,711	450	1,387
Non-U.S. government securities	20,569	272	(63)	20,778	636	3,467	16,675
Certificates of deposit and time deposits	4,838	—	—	4,838	3,495	1,273	70
Commercial paper	5,161	—	—	5,161	4,930	231	—
Corporate debt securities	93,896	550	(173)	94,273	9	29,027	65,237
Municipal securities	961	9	(1)	969	—	65	904
Mortgage- and asset-backed securities	15,262	38	(117)	15,183	—	1,135	14,048
Subtotal	187,546	892	(461)	187,977	27,897	44,084	115,996
Total (3)	$210,179	$892	$(461)	$210,610	$50,530	$44,084	$115,996

	September 29, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,575	$—	$—	$11,575	$11,575	$—	$—
Level 1 (1):
Money market funds	8,083	—	—	8,083	8,083	—	—
Mutual funds	799	—	(116)	683	—	683	—
Subtotal	8,882	—	(116)	8,766	8,083	683	—
Level 2 (2):
U.S. Treasury securities	47,296	—	(1,202)	46,094	1,613	7,606	36,875
U.S. agency securities	4,127	—	(48)	4,079	1,732	360	1,987
Non-U.S. government securities	21,601	49	(250)	21,400	—	3,355	18,045
Certificates of deposit and time deposits	3,074	—	—	3,074	1,247	1,330	497
Commercial paper	2,573	—	—	2,573	1,663	910	—
Corporate debt securities	123,001	152	(2,038)	121,115	—	25,162	95,953
Municipal securities	946	—	(12)	934	—	178	756
Mortgage- and asset-backed securities	18,105	8	(623)	17,490	—	804	16,686
Subtotal	220,723	209	(4,173)	216,759	6,255	39,705	170,799
Total (3)	$241,180	$209	$(4,289)	$237,100	$25,913	$40,388	$170,799

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of June 29, 2019 and September 29, 2018, total cash, cash equivalents and marketable securities included $19.5 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.

Apple Inc. | Q3 2019 Form 10-Q | 10

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s long-term marketable debt securities generally range from one to five years.
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of June 29, 2019 and September 29, 2018 (in millions):

	June 29, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable debt securities	$11,853	$71,984	$83,837
Unrealized losses	$(44)	$(417)	$(461)

	September 29, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$126,238	$60,599	$186,837
Unrealized losses	$(2,400)	$(1,889)	$(4,289)

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the security before recovery of the security’s cost basis. As of June 29, 2019, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values, and has elected to apply the measurement alternative. As such, the Company’s non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are recognized in other income/(expense), net. As of June 29, 2019, the Company’s non-marketable equity securities had a carrying value of $2.4 billion.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows as of June 29, 2019 is as follows (in millions):

June 29, 2019
Cash and cash equivalents	$50,530
Restricted cash included in other current assets	266
Restricted cash included in other non-current assets	1,355
Cash, cash equivalents and restricted cash	$52,151

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

Apple Inc. | Q3 2019 Form 10-Q | 11

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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of June 29, 2019, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 23 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of June 29, 2019, the Company’s hedged interest rate transactions are expected to be recognized within 8 years.
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
Fair Value Hedges
Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its assessment of hedge effectiveness. Amounts excluded from the effectiveness testing of fair value hedges were gains of $171 million and $645 million for the three- and nine-month periods ended June 29, 2019, respectively, and were recognized in other income/(expense), net.

Apple Inc. | Q3 2019 Form 10-Q | 12

Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. As a result, during the three- and nine-month periods ended June 29, 2019, respectively, the Company recognized gains of $58 million and $283 million in net sales, gains of $40 million and $108 million in cost of sales and losses of $34 million and $58 million in other income/(expense), net. During the three- and nine-month periods ended June 30, 2018, respectively, the Company recognized a gain of $135 million and a loss of $7 million in net sales, a gain of $151 million and a loss of $61 million in cost of sales and a gain of $132 million and a loss of $241 million in other income/(expense), net.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of June 29, 2019 and September 29, 2018 (in millions):

	June 29, 2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,179	$184	$1,363
Interest rate contracts	$449	$—	$449

Derivative liabilities (2):
Foreign exchange contracts	$860	$251	$1,111
Interest rate contracts	$112	$—	$112

	September 29, 2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,015	$259	$1,274

Derivative liabilities (2):
Foreign exchange contracts	$543	$137	$680
Interest rate contracts	$1,456	$—	$1,456

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company classifies cash flows related to derivative financial instruments as operating activities in its Condensed Consolidated Statements of Cash Flows.

Apple Inc. | Q3 2019 Form 10-Q | 13

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(147)	$40	$(689)	$230
Interest rate contracts	—	—	—	1
Total	$(147)	$40	$(689)	$231

Net investment hedges:
Foreign currency debt	$(32)	$13	$(55)	$(18)

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$53	$(1,231)	$69	$(1,068)
Interest rate contracts	(2)	—	(5)	3
Total	$51	$(1,231)	$64	$(1,065)

Gains/(Losses) on derivative instruments:
Fair value hedges:
Foreign exchange contracts	$(136)	$31	$509	$31
Interest rate contracts	671	(230)	1,793	(1,178)
Total	$535	$(199)	$2,302	$(1,147)

Gains/(Losses) related to hedged items:
Fair value hedges:
Marketable securities	$136	$(31)	$(508)	$(31)
Fixed-rate debt	(671)	230	(1,793)	1,178
Total	$(535)	$199	$(2,301)	$1,147

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 29, 2019 and September 29, 2018 (in millions):

	June 29, 2019		September 29, 2018
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$55,067	$1,179	$65,368	$1,015
Interest rate contracts	$31,250	$449	$33,250	$—

Instruments not designated as accounting hedges:
Foreign exchange contracts	$54,744	$184	$63,062	$259

Apple Inc. | Q3 2019 Form 10-Q | 14

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of June 29, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $603 million, which was recorded as other current liabilities in the Condensed Consolidated Balance Sheet. As of September 29, 2018, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion, which was recorded as other current assets in the Condensed Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of June 29, 2019 and September 29, 2018, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $1.8 billion and $2.1 billion, respectively, resulting in a net derivative liability of $14 million and a net derivative asset of $138 million, respectively.
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
As of June 29, 2019, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 11%. As of September 29, 2018, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 42% and 59% of total trade receivables as of June 29, 2019 and September 29, 2018, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of June 29, 2019, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 57%, 12% and 12%. As of September 29, 2018, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 62% and 12%.

Apple Inc. | Q3 2019 Form 10-Q | 15

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 29, 2019 and September 29, 2018 (in millions):
Property, Plant and Equipment, Net

	June 29, 2019	September 29, 2018
Land and buildings	$16,560	$16,216
Machinery, equipment and internal-use software	68,529	65,982
Leasehold improvements	8,895	8,205
Gross property, plant and equipment	93,984	90,403
Accumulated depreciation and amortization	(56,348)	(49,099)
Total property, plant and equipment, net	$37,636	$41,304

Other Non-Current Liabilities

	June 29, 2019	September 29, 2018
Long-term taxes payable	$30,521	$33,589
Other non-current liabilities	20,622	15,325
Total other non-current liabilities	$51,143	$48,914

Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest and dividend income	$1,190	$1,418	$3,855	$4,375
Interest expense	(866)	(846)	(2,766)	(2,372)
Other income/(expense), net	43	100	216	(301)
Total other income/(expense), net	$367	$672	$1,305	$1,702

Note 5 – Income Taxes
Uncertain Tax Positions
As of June 29, 2019, the total amount of gross unrecognized tax benefits was $14.8 billion, of which $8.1 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.3 billion of gross interest and penalties as of June 29, 2019. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the Condensed Consolidated Balance Sheet.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 in 2018, and all years prior to 2016 are closed. Tax years subsequent to 2006 in certain major U.S. states and subsequent to 2010 in certain major foreign jurisdictions remain open, and could be subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (either by payment, release or a combination of both) in the next 12 months by as much as $400 million.

Apple Inc. | Q3 2019 Form 10-Q | 16

European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the U.S. Tax Cuts and Jobs Act. As of June 29, 2019, the entire recovery amount plus interest was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals. Refer to Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 29, 2019 and September 29, 2018, the Company had $10.0 billion and $12.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.49% and 2.18% as of June 29, 2019 and September 29, 2018, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 29, 2019 and June 30, 2018 (in millions):

	Nine Months Ended
	June 29, 2019	June 30, 2018
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(3,720)	$2,619

Maturities greater than 90 days:
Proceeds from commercial paper	12,977	9,782
Repayments of commercial paper	(11,283)	(12,411)
Proceeds from/(Repayments of) commercial paper, net	1,694	(2,629)

Total repayments of commercial paper, net	$(2,026)	$(10)

Term Debt
As of June 29, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $98.3 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, quarterly for the U.S. dollar–denominated and Australian dollar–denominated floating-rate notes, semi-annually for the U.S. dollar–denominated, Australian dollar–denominated, British pound–denominated, Japanese yen–denominated and Canadian dollar–denominated fixed-rate notes and annually for the euro-denominated and Swiss franc–denominated fixed-rate notes.

Apple Inc. | Q3 2019 Form 10-Q | 17

The following table provides a summary of the Company’s term debt as of June 29, 2019 and September 29, 2018:

	Maturities (calendar year)			June 29, 2019				September 29, 2018
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 debt issuance of $17.0 billion:
Fixed-rate 2.400% – 3.850% notes	2023	–	2043	$8,500	2.44%	–	3.91%	$8,500	2.44%	–	3.91%

2014 debt issuance of $12.0 billion:
Floating-rate notes			—	—			—%	1,000			2.64%
Fixed-rate 2.850% – 4.450% notes	2021	–	2044	6,500	3.12%	–	4.48%	8,500	2.64%	–	4.48%

2015 debt issuances of $27.3 billion:
Floating-rate notes	2019	–	2020	1,488	1.87%	–	2.84%	1,507	1.87%	–	2.64%
Fixed-rate 0.350% – 4.375% notes	2019	–	2045	24,223	0.28%	–	4.51%	24,410	0.28%	–	4.51%

2016 debt issuances of $24.9 billion:
Floating-rate notes	2019	–	2021	850	2.71%	–	3.65%	1,350	2.48%	–	3.44%
Fixed-rate 1.100% – 4.650% notes	2019	–	2046	22,022	1.13%	–	4.78%	23,059	1.13%	–	4.78%

2017 debt issuances of $28.7 billion:
Floating-rate notes	2020	–	2022	2,750	2.61%	–	3.06%	3,250	2.41%	–	2.84%
Fixed-rate 0.875% – 4.300% notes	2019	–	2047	24,989	1.54%	–	4.30%	25,617	1.54%	–	4.30%

2018 debt issuance of $7.0 billion:
Fixed-rate 1.800% – 3.750% notes	2019	–	2047	7,000	1.83%	–	3.80%	7,000	1.83%	–	3.80%
Total term debt				98,322				104,193

Unamortized premium/(discount) and issuance costs, net				(194)				(218)
Hedge accounting fair value adjustments				337				(1,456)
Less: Current portion of term debt				(13,529)				(8,784)
Total non-current portion of term debt				$84,936				$93,735
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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of June 29, 2019 and September 29, 2018, the carrying value of the debt designated as a net investment hedge was $1.2 billion and $811 million, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $790 million and $2.4 billion of interest cost on its term debt for the three- and nine-month periods ended June 29, 2019, respectively. The Company recognized $780 million and $2.2 billion of interest cost on its term debt for the three- and nine-month periods ended June 30, 2018, respectively.
As of June 29, 2019 and September 29, 2018, the fair value of the Company’s Notes, based on Level 2 inputs, was $102.5 billion and $103.2 billion, respectively.

Apple Inc. | Q3 2019 Form 10-Q | 18

Note 7 – Shareholders’ Equity
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $78.2 billion had been utilized as of June 29, 2019. During the nine months ended June 29, 2019, the Company repurchased 252.6 million shares of its common stock for $49.2 billion, including 55.1 million shares initially delivered under a $12.0 billion accelerated share repurchase arrangement dated February 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$(68)	$162	$(102)	$433
	Total cost of sales	13	206	(438)	200
	Other income/(expense), net	3	864	451	441
Interest rate contracts	Other income/(expense), net	2	—	5	(3)
		(50)	1,232	(84)	1,071
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(28)	31	55	(49)
Total amounts reclassified from AOCI		$(78)	$1,263	$(29)	$1,022

The following table shows the changes in AOCI by component for the nine months ended June 29, 2019 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 29, 2018	$(1,055)	$810	$(3,209)	$(3,454)
Other comprehensive income/(loss) before reclassifications	(136)	(678)	4,340	3,526
Amounts reclassified from AOCI	—	(84)	55	(29)
Tax effect	13	163	(947)	(771)
Other comprehensive income/(loss)	(123)	(599)	3,448	2,726
Cumulative effect of change in accounting principle (1)	—	—	89	89
Balances as of June 29, 2019	$(1,178)	$211	$328	$(639)

(1)	Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2016-01 at the beginning of the first quarter of 2019.

Apple Inc. | Q3 2019 Form 10-Q | 19

Note 9 – Benefit Plans
Stock Plans
The Company had 247.8 million shares reserved for future issuance under its stock plans as of June 29, 2019. Restricted stock units (“RSUs”) granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the Company’s stock plans reduces the number of shares available for grant under the plans by two shares. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended June 29, 2019, Section 16 officers Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 29, 2019 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 29, 2018	92,155	$134.60
RSUs granted	34,805	$216.40
RSUs vested	(39,440)	$135.82
RSUs canceled	(4,478)	$161.14
Balance as of June 29, 2019	83,042	$166.87	$16,436

The fair value as of the respective vesting dates of RSUs was $3.7 billion and $8.1 billion for the three- and nine-month periods ended June 29, 2019, respectively, and was $3.3 billion and $6.9 billion for the three- and nine-month periods ended June 30, 2018, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Share-based compensation expense	$1,496	$1,351	$4,569	$3,995
Income tax benefit related to share-based compensation expense	$(502)	$(528)	$(1,583)	$(1,506)

As of June 29, 2019, the total unrecognized compensation cost related to outstanding RSUs and stock options was $11.6 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.

Apple Inc. | Q3 2019 Form 10-Q | 20

Note 10 – Commitments and Contingencies
Accrued Warranty and Indemnification
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning accrued warranty and related costs	$3,487	$4,030	$3,692	$3,834
Cost of warranty claims	(912)	(1,044)	(2,823)	(2,959)
Accruals for product warranty	548	567	2,254	2,678
Ending accrued warranty and related costs	$3,123	$3,553	$3,123	$3,553

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

Apple Inc. | Q3 2019 Form 10-Q | 21

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
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of June 29, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $11.1 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet and telecommunication services, intellectual property licenses and content creation. As of June 29, 2019, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $8.1 billion.
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
VirnetX
VirnetX, Inc. (“VirnetX”) filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. The Company appealed the VirnetX I verdict to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. VirnetX II is currently on appeal. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX appealed the invalidity decision of the PTO to the Federal Circuit. The Federal Circuit consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. On January 15, 2019, the Federal Circuit affirmed the VirnetX I verdict, which the Company intends to further appeal. On July 8, 2019, the Federal Circuit remanded one of VirnetX’s appeals of the PTO’s invalidity decisions back to the PTO for further proceedings. VirnetX’s other remaining appeal of the PTO’s invalidity decisions remains pending with the Federal Circuit. The Company has accrued its best estimate for the ultimate resolution of these matters.
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

Apple Inc. | Q3 2019 Form 10-Q | 22

On April 16, 2019, the Company and Qualcomm reached a settlement agreement to dismiss all litigation between the two companies worldwide. The companies also reached a multi-year license agreement and a multi-year supply agreement. Under the terms of the settlement agreement, Apple made a payment to Qualcomm to, among other things, resolve disputes over the withheld royalty payments.
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

Apple Inc. | Q3 2019 Form 10-Q | 23

The following table shows information by reportable segment for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Americas:
Net sales	$25,056	$24,542	$87,592	$84,576
Operating income	$7,442	$7,496	$26,329	$26,580

Europe:
Net sales	$11,925	$12,138	$45,342	$47,038
Operating income	$3,687	$3,892	$14,371	$15,044

Greater China:
Net sales	$9,157	$9,551	$32,544	$40,531
Operating income	$3,221	$3,414	$12,142	$15,285

Japan:
Net sales	$4,082	$3,867	$16,524	$16,572
Operating income	$1,795	$1,765	$7,199	$7,193

Rest of Asia Pacific:
Net sales	$3,589	$3,167	$14,132	$13,978
Operating income	$1,155	$1,127	$4,811	$4,980

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment operating income	$17,300	$17,694	$64,852	$69,082
Research and development expense	(4,257)	(3,701)	(12,107)	(10,486)
Other corporate expenses, net	(1,499)	(1,381)	(4,440)	(3,816)
Total operating income	$11,544	$12,612	$48,305	$54,780

Apple Inc. | Q3 2019 Form 10-Q | 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Third Quarter Fiscal 2019 Highlights
Total net sales increased 1% or $544 million during the third quarter of 2019 compared to the same quarter in 2018, primarily driven by higher Wearables, Home and Accessories and Services net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the third quarter of 2019.
The Company announced iOS 13, macOS® Catalina, watchOS® 6 and tvOS® 13, updates to its existing operating systems, and introduced iPadOS™, a new operating system designed for iPad, all of which are expected to be available in the fall of 2019. The Company also introduced an updated Mac Pro® and an all-new Pro Display XDR, both of which are expected to be available in the fall of 2019.
The Company repurchased $17.0 billion of its common stock and paid dividends and dividend equivalents of $3.6 billion during the third quarter of 2019.

Apple Inc. | Q3 2019 Form 10-Q | 25

Products and Services Performance
Beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of iPhone, Mac, iPad and certain other products, in services net sales. Historically, the Company classified the amortization of these amounts in products net sales consistent with its management reporting framework. As a result, products and services net sales information for the third quarter and first nine months of 2018 was reclassified to conform to the 2019 presentation.
The following table shows net sales by category for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Net sales by category:
iPhone (1)	$25,986	$29,470	(12)%	$109,019	$128,133	(15)%
Mac (1)	5,820	5,258	11%	18,749	17,858	5%
iPad (1)	5,023	4,634	8%	16,624	14,397	15%
Wearables, Home and Accessories (1)(2)	5,525	3,733	48%	17,962	13,158	37%
Services (3)	11,455	10,170	13%	33,780	29,149	16%
Total net sales	$53,809	$53,265	1%	$196,134	$202,695	(3)%

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, Apple Pay, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

iPhone
iPhone net sales decreased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to lower iPhone unit sales.
Mac
Mac net sales increased during the third quarter of 2019 compared to the same quarter in 2018 due primarily to higher net sales of MacBook Air®. Year-over-year Mac net sales increased during the first nine months of 2019 due primarily to higher net sales of MacBook Air, partially offset by lower net sales of MacBook®.
iPad
iPad net sales increased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to higher net sales of iPad Pro®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to higher net sales of AirPods and Apple Watch.
Services
Services net sales increased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to the App Store, licensing and AppleCare.

Apple Inc. | Q3 2019 Form 10-Q | 26

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
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Net sales by reportable segment:
Americas	$25,056	$24,542	2%	$87,592	$84,576	4%
Europe	11,925	12,138	(2)%	45,342	47,038	(4)%
Greater China	9,157	9,551	(4)%	32,544	40,531	(20)%
Japan	4,082	3,867	6%	16,524	16,572	—%
Rest of Asia Pacific	3,589	3,167	13%	14,132	13,978	1%
Total net sales	$53,809	$53,265	1%	$196,134	$202,695	(3)%
Americas
Americas net sales increased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to higher Wearables, Home and Accessories and Services net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during the third quarter and first nine months of 2019.
Europe
Europe net sales decreased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the third quarter and first nine months of 2019.
Greater China
Greater China net sales decreased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the third quarter and first nine months of 2019.
Japan
Japan net sales increased during the third quarter of 2019 compared to the same quarter in 2018 due primarily to higher Services and Wearables, Home and Accessories net sales, partially offset by lower iPhone net sales. Year-over-year Japan net sales during the first nine months of 2019 were relatively flat as lower iPhone net sales were offset primarily by higher Services and Wearables, Home and Accessories net sales. The value of the Japanese Yen relative to the U.S. dollar had an unfavorable impact on Japan net sales during the third quarter and first nine months of 2019.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter of 2019 compared to the same quarter in 2018 due primarily to higher Wearables, Home and Accessories, iPad and Services net sales. Year-over-year Rest of Asia Pacific net sales during the first nine months of 2019 increased due primarily to higher Wearables, Home and Accessories, iPad and Services net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2019.

Apple Inc. | Q3 2019 Form 10-Q | 27

Gross Margin
Products and services gross margin and gross margin percentage for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross margin:
Products	$12,881	$14,139	$52,596	$60,079
Services	7,346	6,282	21,483	17,676
Total gross margin	$20,227	$20,421	$74,079	$77,755

Gross margin percentage:
Products	30.4%	32.8%	32.4%	34.6%
Services	64.1%	61.8%	63.6%	60.6%
Total gross margin percentage	37.6%	38.3%	37.8%	38.4%
Products Gross Margin
Products gross margin decreased during the third quarter of 2019 compared to the same quarter in 2018 due primarily to the weakness in foreign currencies relative to the U.S. dollar. Products gross margin decreased during the first nine months of 2019 compared to the same period in 2018 due primarily to lower iPhone unit sales and the weakness in foreign currencies relative to the U.S. dollar.
Year-over-year products gross margin percentage decreased during the third quarter and first nine months of 2019 due primarily to the weakness in foreign currencies relative to the U.S. dollar and the impact of lower iPhone unit sales on the Company’s products fixed cost structure.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2019 compared to the same periods in 2018 due primarily to higher services net sales. Year-over-year services gross margin percentage increased during the third quarter and first nine months of 2019 due primarily to leverage of the Company’s services fixed cost structure from higher services net sales and a different services mix.
The Company anticipates total gross margin percentage during the fourth quarter of 2019 to be between 37.5% and 38.5%. The foregoing statement regarding the Company’s expected total gross margin percentage in the fourth quarter of 2019 is forward-looking and could differ from actual results. The Company’s future gross margins can be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors” and those described in this paragraph. In general, the Company believes gross margins will be subject to volatility and remain under downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; potential increases in the cost of components, outside manufacturing services, and acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; fluctuations in foreign exchange rates; and costs associated with the Company’s frequent introductions and transitions of products and services.

Apple Inc. | Q3 2019 Form 10-Q | 28

Operating Expenses
Operating expenses for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Research and development	$4,257	$3,701	$12,107	$10,486
Percentage of total net sales	8%	7%	6%	5%
Selling, general and administrative	$4,426	$4,108	$13,667	$12,489
Percentage of total net sales	8%	8%	7%	6%
Total operating expenses	$8,683	$7,809	$25,774	$22,975
Percentage of total net sales	16%	15%	13%	11%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter of 2019 and first nine months of 2019 compared to the same periods in 2018 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter of 2019 compared to the same quarter in 2018 was driven primarily by higher spending on marketing and advertising and an increase in headcount-related expenses. The year-over-year growth in selling, general and administrative expense during the first nine months of 2019 was driven primarily by an increase in headcount-related expenses and higher spending on marketing and advertising and infrastructure-related costs.
Other Income/(Expense), Net
Other income/(expense), net for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Interest and dividend income	$1,190	$1,418		$3,855	$4,375
Interest expense	(866)	(846)		(2,766)	(2,372)
Other income/(expense), net	43	100		216	(301)
Total other income/(expense), net	$367	$672	(45)%	$1,305	$1,702	(23)%
The decrease in other income/(expense), net during the third quarter of 2019 compared to the same quarter in 2018 was due to lower interest income and the impact of foreign exchange–related items. The year-over-year decrease in other income/(expense), net during the first nine months of 2019 was due primarily to lower interest income and higher interest expense, partially offset by the impact of foreign exchange–related items. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.17% and 2.25% in the third quarters of 2019 and 2018, respectively, and 2.21% and 2.16% in the first nine months of 2019 and 2018, respectively.

Apple Inc. | Q3 2019 Form 10-Q | 29

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 29, 2019 and June 30, 2018 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Provision for income taxes	$1,867	$1,765	$8,040	$11,076
Effective tax rate	15.7%	13.3%	16.2%	19.6%
Statutory federal income tax rate	21.0%	24.5%	21.0%	24.5%
The Company’s effective tax rate for the third quarter and first nine months of 2019 was lower than the statutory federal income tax rate due primarily to the lower tax rate on foreign earnings and tax benefits from share-based compensation.
The Company’s effective tax rate for the third quarter of 2019 was higher compared to the same quarter in 2018 due primarily to higher taxes on foreign earnings, partially offset by a lower statutory federal income tax rate in 2019. The Company’s effective tax rate for the first nine months of 2019 was lower compared to the same period in 2018 due primarily to a lower statutory federal income tax rate in 2019.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of June 29, 2019, the Company anticipates recording lease assets and liabilities of approximately $9 billion on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Apple Inc. | Q3 2019 Form 10-Q | 30

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of June 29, 2019 and September 29, 2018 and for the first nine months of 2019 and 2018 (in millions):

	June 29, 2019	September 29, 2018
Cash, cash equivalents and marketable securities (1)	$210,610	$237,100
Property, plant and equipment, net	$37,636	$41,304
Commercial paper	$9,953	$11,964
Total term debt	$98,465	$102,519
Working capital	$45,269	$15,410

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash generated by operating activities	$49,481	$57,911
Cash generated by investing activities	$46,694	$19,067
Cash used in financing activities	$(69,937)	$(65,296)

(1)
As of June 29, 2019 and September 29, 2018, total cash, cash equivalents and marketable securities included $19.5 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of June 29, 2019, the entire recovery amount of €13.1 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the nine months ended June 29, 2019, cash generated by operating activities of $49.5 billion was a result of $41.6 billion of net income and non-cash adjustments to net income of $13.6 billion, partially offset by a decrease in the net change in operating assets and liabilities of $5.6 billion. Cash generated by investing activities of $46.7 billion during the nine months ended June 29, 2019 consisted primarily of proceeds from sales and maturities of marketable securities, net of purchases, of $54.4 billion, partially offset by cash used to acquire property, plant and equipment of $7.7 billion. Cash used in financing activities of $69.9 billion during the nine months ended June 29, 2019 consisted primarily of cash used to repurchase common stock of $49.5 billion, cash used to pay dividends and dividend equivalents of $10.6 billion and cash used to repay term debt of $5.5 billion.
During the nine months ended June 30, 2018, cash generated by operating activities of $57.9 billion was a result of $45.4 billion of net income and an increase in the net change in operating assets and liabilities of $33.9 billion, partially offset by non-cash adjustments to net income of $21.4 billion. Cash generated by investing activities of $19.1 billion during the nine months ended June 30, 2018 consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases, of $31.8 billion, partially offset by cash used to acquire property, plant and equipment of $10.3 billion. Cash used in financing activities of $65.3 billion during the nine months ended June 30, 2018 consisted primarily of cash used to repurchase common stock of $53.6 billion, cash used to pay dividends and dividend equivalents of $10.2 billion and cash used to repay term debt of $6.5 billion, partially offset by net proceeds from the issuance of term debt of $7.0 billion.
Capital Assets
The Company’s capital expenditures were $4.9 billion during the first nine months of 2019. The Company anticipates utilizing approximately $10.0 billion for capital expenditures during 2019, which includes product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.

Apple Inc. | Q3 2019 Form 10-Q | 31

Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 29, 2019, the Company had $10.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 2.49% and maturities generally less than nine months.
As of June 29, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $98.3 billion (collectively the “Notes”). During the first nine months of 2019, the Company repaid $5.5 billion of its Notes upon maturity. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $78.2 billion had been utilized as of June 29, 2019. During the nine months ended June 29, 2019, the Company repurchased 252.6 million shares of its common stock for $49.2 billion, including 55.1 million shares initially delivered under a $12.0 billion accelerated share repurchase arrangement (“ASR”) dated February 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
On April 30, 2019, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.73 to $0.77 per share, beginning with the dividend paid during the third quarter of 2019. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Operating Leases
As of June 29, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $11.1 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 29, 2019, the Company expects to pay $29.8 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, internet and telecommunications services, content creation and other activities. As of June 29, 2019, the Company had other purchase obligations of $6.3 billion.
Other Non-Current Liabilities
As of June 29, 2019, a significant portion of the other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet consisted of the $30.5 billion deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”). The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act. The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing of payments.

Apple Inc. | Q3 2019 Form 10-Q | 32

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

Apple Inc. | Q3 2019 Form 10-Q | 33

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
There have been no material changes to the Company’s market risk during the first nine months of 2019. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2018 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 29, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q3 2019 Form 10-Q | 34

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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Refer to the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2019 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2018 Form 10-K and in Part II, Item 1A of the Forms 10-Q for the quarters ended December 29, 2018 and March 30, 2019, in each case under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
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

Apple Inc. | Q3 2019 Form 10-Q | 35

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

Apple Inc. | Q3 2019 Form 10-Q | 36

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

Apple Inc. | Q3 2019 Form 10-Q | 37

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

Apple Inc. | Q3 2019 Form 10-Q | 38

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

Apple Inc. | Q3 2019 Form 10-Q | 39

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
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities in areas including, but not limited to, labor, advertising, digital content, availability of third-party software applications and services, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television and film, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, anti-competition, environmental, health and safety.
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

Apple Inc. | Q3 2019 Form 10-Q | 40

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

Apple Inc. | Q3 2019 Form 10-Q | 41

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

Apple Inc. | Q3 2019 Form 10-Q | 42

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

Apple Inc. | Q3 2019 Form 10-Q | 43

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of June 29, 2019, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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

Apple Inc. | Q3 2019 Form 10-Q | 44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 29, 2019 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2019 to May 4, 2019:
Open market and privately negotiated purchases	30,999	$201.62	30,999

May 5, 2019 to June 1, 2019:
Open market and privately negotiated purchases	37,422	$187.06	37,422

June 2, 2019 to June 29, 2019:
Open market and privately negotiated purchases	19,409	$191.27	19,409
Total	87,830			$96,772

(1)
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $78.2 billion had been utilized as of June 29, 2019. The remaining $96.8 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 29, 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q3 2019 Form 10-Q | 45

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

Apple Inc. | Q3 2019 Form 10-Q | 46

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2019	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q3 2019 Form 10-Q | 47