Form 10-K
period 2019-09-28
Apple Inc.
filed 2019-10-31
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
or
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 29, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $874,698,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
4,443,265,000 shares of common stock were issued and outstanding as of October 18, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 28, 2019

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
PART I

Item 1.	Business
Company Background
The Company designs, manufactures and markets smartphones, personal computers, tablets, wearables and accessories, and sells a variety of related services. The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company is a California corporation established in 1977.
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. In September 2019, the Company introduced three new iPhones: iPhone 11, iPhone 11 Pro and iPhone 11 Pro Max.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. During 2019, the Company released a new version of MacBook Air® and a new Mac mini®, and introduced an updated Mac Pro®, which is expected to be available in the fall of 2019.
iPad
iPad® is the Company’s line of multi-purpose tablets. iPad is based on the Company’s iPadOS™ operating system, which was introduced during 2019. Also during 2019, the Company released two new versions of iPad Pro®, an iPad Air®, an updated iPad mini® and a new 10.2-inch iPad.
Wearables, Home and Accessories
Wearables, Home and Accessories includes AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod™, iPod touch® and other Apple-branded and third-party accessories. AirPods are the Company’s wireless headphones that interact with Siri. In October 2019, the Company introduced AirPods Pro™. Apple Watch is a personal electronic device that combines the watchOS® user interface and other technologies created specifically for a smaller device. In September 2019, the Company introduced Apple Watch Series 5.
Services
Digital Content Stores and Streaming Services
The Company operates various platforms that allow customers to discover and download applications and digital content, such as books, music, video, games and podcasts. These platforms include the App Store®, available for iPhone and iPad, the Mac App Store, the TV App Store and the Watch App Store.
The Company also offers subscription-based digital content streaming services, including Apple Music®, which offers users a curated listening experience with on-demand radio stations, and Apple TV+, which offers exclusive original content, and is expected to be available in November 2019.

Apple Inc. | 2019 Form 10-K | 1

AppleCare
AppleCare® includes AppleCare + (“AC+”) and the AppleCare Protection Plan, which are fee-based services that extend the coverage of phone support eligibility and hardware repairs. AC+ offers additional coverage for instances of accidental damage and is available in certain countries for certain products. Additionally, AC+ with theft and loss protection is available for iPhone in the U.S.
iCloud
iCloud® is the Company’s cloud service, which stores music, photos, contacts, calendars, mail, documents and more, keeping them up-to-date and available across multiple Apple devices and Windows personal computers.
Licensing
The Company licenses the use of certain of its intellectual property, and provides other related services.
Other Services
The Company delivers a variety of other services available in certain countries, including Apple Arcade™, a game subscription service; Apple Card™, a co-branded credit card; Apple News+, a subscription news and magazine service; and Apple Pay, a cashless payment service.
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and education, enterprise and government customers through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2019, the Company’s net sales through its direct and indirect distribution channels accounted for 31% and 69%, respectively, of total net sales.
No single customer accounted for more than 10% of net sales in 2019, 2018 and 2017.
Competition
The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of smartphones, personal computers, tablets and other electronic devices. Many of the Company’s competitors that sell mobile devices and personal computers based on other operating systems seek to compete primarily through aggressive pricing and very low cost structures. Principal competitive factors important to the Company include price, product and service features (including security features), relative price and performance, product and service quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support, and corporate reputation.
The Company is focused on expanding its market opportunities related to smartphones, personal computers, tablets and other electronic devices. These markets are highly competitive and include many large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors imitate features of the Company’s products and applications within their products, or collaborate to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive price competition, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers and businesses.
The Company’s services also face substantial competition, including from companies that have significant resources and experience and have established service offerings with large customer bases. The Company competes with business models that provide content to users for free. The Company also competes with illegitimate means to obtain third-party digital content and applications.
The Company believes it offers superior innovation and integration of the entire solution, including hardware, software and services. Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit, or even at a loss, to compete with the Company’s offerings.

Apple Inc. | 2019 Form 10-K | 2

Supply of Components
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets and other electronic devices. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations.
The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The continued availability of these components at acceptable prices, or at all, may be affected if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements.
The Company has entered into agreements for the supply of many components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all.
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland.
Research and Development
Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and services, and to expand the range of its offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology.
Intellectual Property
The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its hardware devices, accessories, software and services. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the U.S. and various foreign countries. Although the Company believes the ownership of such intellectual property rights is an important factor in its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.
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
In addition to Company-owned intellectual property, many of the Company’s products and services are designed to include intellectual property owned by third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of the Company’s products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all.
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
Employees
As of September 28, 2019, the Company had approximately 137,000 full-time equivalent employees.

Apple Inc. | 2019 Form 10-K | 3

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

Apple Inc. | 2019 Form 10-K | 4

Item 1A.	Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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
The Company’s products and services are offered in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers and businesses.
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

Apple Inc. | 2019 Form 10-K | 5

The Company has a minority market share in the global smartphone, personal computer and tablet markets. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. In addition, some of the Company’s competitors have broader product lines, lower-priced products and a larger installed base of active devices. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors may have the resources, experience or cost structures to provide products at little or no profit or even at a loss.
Additionally, the Company faces significant competition as competitors imitate the Company’s product features and applications within their products or collaborate to offer solutions that are more competitive than those they currently offer. The Company also expects competition to intensify as competitors imitate the Company’s approach to providing components seamlessly within their offerings or work collaboratively to offer integrated solutions.
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
The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve its products and services to maintain their functional and design advantages. There can be no assurance the Company will be able to continue to provide products and services that compete effectively.
To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products and services.
Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors including, but not limited to, timely and successful development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. Accordingly, the Company cannot determine in advance the ultimate effect of new product and service introductions and transitions.
The Company depends on the performance of carriers, wholesalers, retailers and other resellers.
The Company distributes its products through cellular network carriers, wholesalers, retailers and resellers, many of whom distribute products from competing manufacturers. The Company also sells its products and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and education, enterprise and government customers through its retail and online stores and its direct sales force.
Some carriers providing cellular network service for iPhone offer financing, installment payment plans or subsidies for users’ purchases of the device. There is no assurance that such offers will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.
The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs can require a substantial investment while not assuring return or incremental sales. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

Apple Inc. | 2019 Form 10-K | 6

The Company is exposed to the risk of write-downs on the value of its inventory and other assets, in addition to purchase commitment cancellation risk.
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
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. The effects of global or regional economic conditions on the Company’s suppliers, described in “Global and regional economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth,” above, also could affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases that could materially adversely affect its financial condition and operating results.
The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The continued availability of these components at acceptable prices, or at all, can be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the source, or to identify and obtain sufficient quantities from an alternative source.
The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control may have an adverse effect on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company generally remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and could experience an unanticipated product defect liability. While the Company relies on its partners to adhere to its supplier code of conduct, material violations of the supplier code of conduct could occur.
The Company relies on single-source outsourcing partners in the U.S., Asia and Europe to supply and manufacture many components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform can have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

Apple Inc. | 2019 Form 10-K | 7

The Company has invested in manufacturing process equipment, much of which is held at certain of its outsourcing partners, and has made prepayments to certain of its suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if these outsourcing partners or suppliers experience severe financial problems or other disruptions in their business, such continued supply can be reduced or terminated and the recoverability of manufacturing process equipment or prepayments can be negatively impacted.
The Company’s products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including healthcare. In addition, the Company’s service offerings may have quality issues and from time to time experience outages, service slowdowns or errors. As a result, the Company’s services may not perform as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so could result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
The Company relies on access to third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.
The Company contracts with numerous third parties to offer their digital content to customers. This includes the right to sell currently available content. The licensing or other distribution arrangements with these third parties are for relatively short terms and do not guarantee the continuation or renewal of these arrangements on commercially reasonable terms, if at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and can take actions to make it more difficult or impossible for the Company to license or otherwise distribute their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at commercially reasonable prices with acceptable usage rules, or continue to expand its geographic reach. Failure to obtain the right to make third-party digital content available, or to make such content available on commercially reasonable terms, could have a material adverse impact on the Company’s financial condition and operating results.
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
The Company believes the availability of third-party software applications and services for its products depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining and upgrading such software and services for the Company’s products compared to competitors’ platforms, such as Android for smartphones and tablets and Windows for personal computers. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of product sales, and the costs of developing such applications and services.

Apple Inc. | 2019 Form 10-K | 8

The Company’s minority market share in the global smartphone, personal computer and tablet markets could make developers less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for competitors’ products with larger market share. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.
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
The Company sells and delivers third-party applications for its products through the App Store, Mac App Store, TV App Store and Watch App Store. The Company retains a commission from sales through these platforms. If developers reduce their use of these platforms to distribute their applications and offer in-app purchases to customers, then the volume of sales, and the commission that the Company earns on those sales, would decrease.
The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms or at all.
Many of the Company’s products and services are designed to include intellectual property owned by third parties, which requires licenses from those third parties. In addition, because of technological changes in the industries in which the Company currently competes or in the future may compete, current extensive patent coverage and the rapid rate of issuance of new patents, the Company’s products and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties. Based on experience and industry practice, the Company believes licenses to such third-party intellectual property can generally be obtained on commercially reasonable terms. There is, however, no assurance that the necessary licenses can be obtained on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, could preclude the Company from selling certain products or services, or otherwise have a material adverse impact on the Company’s financial condition and operating results.
The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights.
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not yet been fully resolved, and new claims may arise in the future. In addition, agreements entered into by the Company sometimes include indemnification provisions which can subject the Company to costs and damages in the event of a claim against an indemnified third party.
Claims against the Company based on allegations of patent infringement or other violations of intellectual property rights have generally increased over time and may continue to increase. In particular, the Company has historically faced a significant number of patent claims relating to its cellular-enabled products, and new claims may arise in the future. For example, technology and other patent-holding companies frequently assert their patents and seek royalties and often enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company is vigorously defending infringement actions in courts in several U.S. jurisdictions, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the merit of particular claims, litigation can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into licensing agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s cost of sales and operating expenses.
Except as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims, including matters related to infringement of intellectual property rights.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect its financial condition and operating results.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Apple Inc. | 2019 Form 10-K | 9

The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.
The Company’s global operations are subject to complex and changing laws and regulations on subjects including, but not limited to: antitrust; privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; product liability; intellectual property ownership and infringement; digital platforms; Internet, telecommunications, and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anti-corruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; tax; and environmental, health and safety.
Compliance with these laws and regulations may be onerous and expensive, increasing the cost of conducting the Company’s global operations. Changes to laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product or service to customers, requiring changes to the Company’s business practices or otherwise making the Company’s products and services less attractive to customers. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s reputation, financial condition and operating results.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to government investigations, legal actions and penalties. For example, the Company is subject to antitrust investigations in various jurisdictions around the world, which can result in legal proceedings and claims against the Company that could, individually or in the aggregate, have a material impact on the Company’s financial condition and operating results. There can be no assurance that the Company’s business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations or changes to laws and regulations in the future.
The Company’s retail stores have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s retail stores have required substantial investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high cost structure associated with the Company’s retail stores, a decline in sales or the closure or poor performance of an individual store or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and severance costs.
The Company’s retail operations are subject to many factors that pose risks and uncertainties and could adversely impact the Company’s financial condition and operating results, including macro-economic factors that could have an adverse effect on general retail activity. Other factors include, but are not limited to, the Company’s ability to: manage costs associated with retail store construction and operation; manage relationships with existing retail partners; manage costs associated with fluctuations in the value of retail inventory; and obtain and renew leases in quality retail locations at a reasonable cost.
Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.
The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful.
The Company’s business and reputation may be impacted by information technology system failures or network disruptions.
The Company is exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy and other continuity measures may be ineffective or inadequate, and the Company’s business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact the Company’s business by, among other things, preventing access to the Company’s online services, interfering with customer transactions or impeding the manufacturing and shipping of the Company’s products. These events could materially adversely affect the Company’s reputation, financial condition and operating results.

Apple Inc. | 2019 Form 10-K | 10

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
The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may, in turn, be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, may result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
In addition to the risks relating to general confidential information described above, the Company is also subject to specific obligations relating to health data and payment card data. Health data is subject to additional privacy, security and breach notification requirements, and the Company can be subject to audit by governmental authorities regarding the Company’s compliance with these obligations. If the Company fails to adequately comply with these rules and requirements, or if health data is handled in a manner not permitted by law or under the Company’s agreements with healthcare institutions, the Company could be subject to litigation or government investigations, may be liable for associated investigatory expenses, and could also incur significant fees or fines.
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

Apple Inc. | 2019 Form 10-K | 11

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
The Company’s business can be impacted by political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.
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
International trade disputes can result in tariffs and other measures that can adversely affect the Company’s business. For example, trade tensions have led to a series of tariffs imposed by the U.S. on imports from China. Tariffs increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that the Company earns on its products. Tariffs can also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other measures that could limit the Company’s ability to offer its products and services. Political uncertainty surrounding international trade disputes and measures could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.
Many of the Company’s operations and facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond the Company’s control. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings. Following an interruption to its business, the Company could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
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
While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.
The Company expects its quarterly net sales and operating results to fluctuate.
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, gross margins on the Company’s hardware products vary across product lines and can change over time. The Company’s gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; potential increases in the cost of components, outside manufacturing services, and acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; fluctuations in foreign exchange rates; and the introduction of new products or services, including new products or services with higher cost structures. These and other factors could have a materially adverse impact on the Company’s financial condition and operating results.

Apple Inc. | 2019 Form 10-K | 12

The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product and service introductions can significantly impact net sales, cost of sales and operating expenses. Further, the Company generates a significant portion of its net sales from a single product and a decline in demand for that product could significantly impact quarterly net sales. The Company could also be subject to unexpected developments, such as lower-than-anticipated demand for the Company’s products or services, issues with new product or service introductions, information technology system failures or network disruptions, or failure of one of the Company’s logistics, components supply, or manufacturing partners.
The Company’s stock price is subject to volatility.
The Company’s stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility over a given period may cause the average price at which the Company repurchases its stock to exceed the stock’s price at a given point in time. The Company believes its stock price should reflect expectations of future growth and profitability. The Company also believes its stock price should reflect expectations that its cash dividend will continue at current levels or grow, and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
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
The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency–denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, for competitive or other reasons, the Company may decide not to raise international pricing to offset the U.S. dollar’s strengthening, which would adversely affect the U.S. dollar value of the gross margins the Company earns on foreign currency–denominated sales.
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

Apple Inc. | 2019 Form 10-K | 13

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 28, 2019, a significant portion of the Company’s trade receivables was concentrated within cellular network carriers, and its vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition and operating results could be materially adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company’s headquarters are located in Cupertino, California. As of September 28, 2019, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.

Item 3.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Except as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Refer to the risk factor “The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company settled certain matters during the fourth quarter of 2019 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 4.	Mine Safety Disclosures
Not applicable.

Apple Inc. | 2019 Form 10-K | 14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 18, 2019, there were 23,233 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 28, 2019 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2019 to August 3, 2019:
Open market and privately negotiated purchases	23,860	$205.36	23,860

August 4, 2019 to August 31, 2019:
February 2019 ASR	6,886	(2)	6,886
Open market and privately negotiated purchases	34,705	$204.59	34,705

September 1, 2019 to September 28, 2019:
Open market and privately negotiated purchases	27,178	$217.17	27,178
Total	92,629			$78,869

(1)
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $96.1 billion had been utilized as of September 28, 2019. The remaining $78.9 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 28, 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In February 2019, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $12.0 billion of the Company’s common stock. In August 2019, the purchase period for this ASR ended and an additional 6.9 million shares were delivered and retired. In total, 62.0 million shares were delivered under this ASR at an average repurchase price of $193.69.

Apple Inc. | 2019 Form 10-K | 15

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 28, 2019. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 26, 2014. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*
$100 invested on September 26, 2014 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.

Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2019 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	September 2014	September 2015	September 2016	September 2017	September 2018	September 2019
Apple Inc.	$100	$116	$116	$162	$240	$237
S&P 500 Index	$100	$99	$115	$136	$160	$167
S&P Information Technology Index	$100	$102	$125	$162	$213	$231
Dow Jones U.S. Technology Supersector Index	$100	$100	$122	$156	$205	$218

Apple Inc. | 2019 Form 10-K | 16

Item 6.	Selected Financial Data
The information set forth below for the five years ended September 28, 2019, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2019	2018	2017	2016	2015
Total net sales	$260,174	$265,595	$229,234	$215,639	$233,715
Net income	$55,256	$59,531	$48,351	$45,687	$53,394

Earnings per share:
Basic	$11.97	$12.01	$9.27	$8.35	$9.28
Diluted	$11.89	$11.91	$9.21	$8.31	$9.22

Cash dividends declared per share	$3.00	$2.72	$2.40	$2.18	$1.98

Shares used in computing earnings per share:
Basic	4,617,834	4,955,377	5,217,242	5,470,820	5,753,421
Diluted	4,648,913	5,000,109	5,251,692	5,500,281	5,793,069

Total cash, cash equivalents and marketable securities	$205,898	$237,100	$268,895	$237,585	$205,666
Total assets	$338,516	$365,725	$375,319	$321,686	$290,345
Non-current portion of term debt	$91,807	$93,735	$97,207	$75,427	$53,329
Other non-current liabilities	$50,503	$48,914	$44,212	$39,986	$38,104

Apple Inc. | 2019 Form 10-K | 17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2019 and 2018 spanned 52 weeks each, whereas fiscal year 2017 included 53 weeks. A 14th week was included in the first quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters.
Fiscal 2019 Highlights
Total net sales decreased 2% or $5.4 billion during 2019 compared to 2018, driven by lower net sales of iPhone, partially offset by higher net sales of Wearables, Home and Accessories and Services in all geographic operating segments. The weakness in foreign currencies had a significant unfavorable impact on net sales during 2019.
In April 2019, the Company announced an increase to its current share repurchase program authorization from $100 billion to $175 billion and raised its quarterly dividend from $0.73 to $0.77 per share beginning in May 2019. During 2019, the Company repurchased $67.1 billion of its common stock and paid dividends and dividend equivalents of $14.1 billion.

Apple Inc. | 2019 Form 10-K | 18

Products and Services Performance
Beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of iPhone, Mac, iPad and certain other products, in Services net sales. Historically, the Company classified the amortization of these amounts in Products net sales consistent with its management reporting framework. As a result, Products and Services net sales for 2018 and 2017 were reclassified to conform to the 2019 presentation.
The following table shows net sales by category for 2019, 2018 and 2017 (dollars in millions):

	2019	Change	2018	Change	2017
Net sales by category:
iPhone (1)	$142,381	(14)%	$164,888	18%	$139,337
Mac (1)	25,740	2%	25,198	(1)%	25,569
iPad (1)	21,280	16%	18,380	(2)%	18,802
Wearables, Home and Accessories (1)(2)	24,482	41%	17,381	36%	12,826
Services (3)	46,291	16%	39,748	22%	32,700
Total net sales	$260,174	(2)%	$265,595	16%	$229,234

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

iPhone
iPhone net sales decreased during 2019 compared to 2018 due primarily to lower iPhone unit sales.
Mac
Mac net sales increased during 2019 compared to 2018 due primarily to higher net sales of MacBook Air, partially offset by lower net sales of MacBook® and MacBook Pro®.
iPad
iPad net sales increased during 2019 compared to 2018 due primarily to higher net sales of iPad Pro.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during 2019 compared to 2018 due primarily to higher net sales of AirPods and Apple Watch.
Services
Services net sales increased during 2019 compared to 2018 due primarily to higher net sales from the App Store, licensing and AppleCare.

Apple Inc. | 2019 Form 10-K | 19

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
The following table shows net sales by reportable segment for 2019, 2018 and 2017 (dollars in millions):

	2019	Change	2018	Change	2017
Net sales by reportable segment:
Americas	$116,914	4%	$112,093	16%	$96,600
Europe	60,288	(3)%	62,420	14%	54,938
Greater China	43,678	(16)%	51,942	16%	44,764
Japan	21,506	(1)%	21,733	23%	17,733
Rest of Asia Pacific	17,788	2%	17,407	15%	15,199
Total net sales	$260,174	(2)%	$265,595	16%	$229,234
Americas
Americas net sales increased during 2019 compared to 2018 due primarily to higher Services and Wearables, Home and Accessories net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during 2019.
Europe
Europe net sales decreased during 2019 compared to 2018 due to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had a significant unfavorable impact on Europe net sales during 2019.
Greater China
Greater China net sales decreased during 2019 compared to 2018 due primarily to lower iPhone net sales, partially offset by higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during 2019.
Japan
Japan net sales decreased during 2019 compared to 2018 due to lower iPhone net sales, partially offset by higher Services and Wearables, Home and Accessories net sales. The value of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during 2019.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2019 compared to 2018 due primarily to higher Wearables, Home and Accessories and Services net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had a significant unfavorable impact on Rest of Asia Pacific net sales during 2019.

Apple Inc. | 2019 Form 10-K | 20

Gross Margin
Products and Services gross margin and gross margin percentage for 2019, 2018 and 2017 were as follows (dollars in millions):

	2019	2018	2017
Gross margin:
Products	$68,887	$77,683	$70,197
Services	29,505	24,156	17,989
Total gross margin	$98,392	$101,839	$88,186

Gross margin percentage:
Products	32.2%	34.4%	35.7%
Services	63.7%	60.8%	55.0%
Total gross margin percentage	37.8%	38.3%	38.5%
Products Gross Margin
Products gross margin and Products gross margin percentage decreased during 2019 compared to 2018 due primarily to lower iPhone unit sales and the weakness in foreign currencies relative to the U.S. dollar.
Products gross margin increased during 2018 compared to 2017 due primarily to a favorable shift in mix of iPhones and the strength in foreign currencies relative to the U.S. dollar, partially offset by higher product cost structures. Year-over-year Products gross margin percentage decreased during 2018 due primarily to higher product cost structures, partially offset by the strength in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Year-over-year Services gross margin increased during 2019 and 2018 due primarily to higher Services net sales and a different services mix. Year-over-year Services gross margin percentage increased during 2019 and 2018 due primarily to a different services mix and leverage of the Company’s services fixed cost structure from higher Services net sales.
The Company’s future gross margins can be impacted by a variety of factors, as set forth in Part I, Item 1A of this Form 10-K under the heading “Risk Factors”. As a result, the Company believes, in general, gross margins will be subject to volatility and remain under downward pressure.
Operating Expenses
Operating expenses for 2019, 2018 and 2017 were as follows (dollars in millions):

	2019	Change	2018	Change	2017
Research and development	$16,217	14%	$14,236	23%	$11,581
Percentage of total net sales	6%		5%		5%
Selling, general and administrative	$18,245	9%	$16,705	9%	$15,261
Percentage of total net sales	7%		6%		7%
Total operating expenses	$34,462	11%	$30,941	15%	$26,842
Percentage of total net sales	13%		12%		12%
Research and Development
The year-over-year growth in R&D expense in 2019 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The year-over-year growth in selling, general and administrative expense in 2019 was driven primarily by increases in headcount-related expenses and higher spending on marketing and advertising and infrastructure-related costs.

Apple Inc. | 2019 Form 10-K | 21

Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for 2019, 2018 and 2017 was as follows (dollars in millions):

	2019	Change	2018	Change	2017
Interest and dividend income	$4,961		$5,686		$5,201
Interest expense	(3,576)		(3,240)		(2,323)
Other income/(expense), net	422		(441)		(133)
Total other income/(expense), net	$1,807	(10)%	$2,005	(27)%	$2,745
The year-over-year decrease in OI&E during 2019 was due primarily to lower interest income and higher interest expense, partially offset by the impact of foreign exchange–related items. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.19% and 2.16% in 2019 and 2018, respectively.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2019, 2018 and 2017 were as follows (dollars in millions):

	2019	2018	2017
Provision for income taxes	$10,481	$13,372	$15,738
Effective tax rate	15.9%	18.3%	24.6%
Statutory federal income tax rate	21.0%	24.5%	35.0%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. By operation of law, the Company applied a blended U.S. statutory federal income tax rate of 24.5% for 2018 (the “2018 blended U.S. tax rate”). The Act also created a new minimum tax on certain foreign earnings.
The Company’s effective tax rate for 2019 was lower than the statutory federal income tax rate due primarily to the lower tax rate on foreign earnings and tax benefits from share-based compensation. The Company’s effective tax rate for 2018 was lower than the 2018 blended U.S. tax rate due primarily to the lower tax rate on foreign earnings, partially offset by the remeasurement of deferred tax assets and liabilities as a result of the Act.
The Company’s effective tax rate for 2019 was lower compared to 2018 due primarily to a lower statutory federal income tax rate in 2019 and the impact of the Act in 2018, partially offset by higher taxes on foreign earnings in 2019.
As of September 28, 2019, the Company had net deferred tax assets arising from deductible temporary differences and tax credits of $14.3 billion and deferred tax liabilities of $6.2 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to recover the net deferred tax assets. The Company will continue to evaluate the amount of the valuation allowance, if any, by assessing the realizability of deferred tax assets.
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

Apple Inc. | 2019 Form 10-K | 22

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. Upon adoption, the Company anticipates recording lease-related assets and liabilities of approximately $8 billion on its Condensed Consolidated Balance Sheet, with no material impact to its Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
The following table presents selected financial information and statistics as of and for the years ended September 28, 2019, September 29, 2018 and September 30, 2017 (in millions):

	2019	2018	2017
Cash, cash equivalents and marketable securities (1)	$205,898	$237,100	$268,895
Property, plant and equipment, net	$37,378	$41,304	$33,783
Commercial paper	$5,980	$11,964	$11,977
Total term debt	$102,067	$102,519	$103,703
Working capital	$57,101	$15,410	$28,792
Cash generated by operating activities	$69,391	$77,434	$64,225
Cash generated by/(used in) investing activities	$45,896	$16,066	$(46,446)
Cash used in financing activities	$(90,976)	$(87,876)	$(17,974)

(1)
As of September 28, 2019 and September 29, 2018, total cash, cash equivalents and marketable securities included $18.9 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) and other agreements.

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of September 28, 2019, the entire adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all appeals. Further information regarding the State Aid Decision can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 5, “Income Taxes.”
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During 2019, cash generated by operating activities of $69.4 billion was a result of $55.3 billion of net income and non-cash adjustments to net income of $17.6 billion, partially offset by a decrease in the net change in operating assets and liabilities of $3.5 billion. Cash generated by investing activities of $45.9 billion during 2019 consisted primarily of proceeds from sales and maturities of marketable securities, net of purchases, of $57.5 billion, partially offset by cash used to acquire property, plant and equipment of $10.5 billion. Cash used in financing activities of $91.0 billion during 2019 consisted primarily of cash used to repurchase common stock of $66.9 billion, cash used to pay dividends and dividend equivalents of $14.1 billion, cash used to repay term debt of $8.8 billion and net repayments of commercial paper of $6.0 billion, partially offset by net proceeds from the issuance of term debt of $7.0 billion.
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

Apple Inc. | 2019 Form 10-K | 23

Capital Assets
The Company’s capital expenditures were $7.6 billion during 2019, which included product tooling and manufacturing process equipment; data centers; corporate facilities and infrastructure, including information systems hardware, software and enhancements; and retail store facilities.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 28, 2019, the Company had $6.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 2.24% and maturities generally less than nine months.
As of September 28, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $101.7 billion (collectively the “Notes”). During 2019, the Company issued $7.0 billion and repaid $8.8 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $96.1 billion had been utilized as of September 28, 2019. During 2019, the Company repurchased 345.2 million shares of its common stock for $67.1 billion, including 62.0 million shares delivered under a $12.0 billion ASR dated February 2019, which settled in August 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
On April 30, 2019, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.73 to $0.77 per share, beginning with the dividend paid during the third quarter of 2019. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
The following table presents certain payments due by the Company as of September 28, 2019, and excludes amounts already recorded on the Consolidated Balance Sheet, except for term debt and the deemed repatriation tax payable (in millions):

	Payments due in 2020	Payments due in 2021–2022	Payments due in 2023–2024	Payments due after 2024	Total
Term debt	$10,270	$18,278	$19,329	$53,802	$101,679
Operating leases	1,306	2,413	1,746	5,373	10,838
Manufacturing purchase obligations (1)	40,076	1,974	808	69	42,927
Other purchase obligations	3,744	2,271	572	41	6,628
Deemed repatriation tax payable	—	4,350	8,501	16,655	29,506
Total	$55,396	$29,286	$30,956	$75,940	$191,578

(1)	Represents amount expected to be paid under manufacturing-related supplier arrangements, which are primarily noncancelable.
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

Apple Inc. | 2019 Form 10-K | 24

Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, Internet and telecommunications services, content creation and other activities.
Deemed Repatriation Tax Payable
As of September 28, 2019, a significant portion of the other non-current liabilities in the Company’s Consolidated Balance Sheet consisted of the deemed repatriation tax payable imposed by the Act. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act.
Other Non-Current Liabilities
The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing or amount of payments; therefore, such amounts are not included in the above contractual obligation table.
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
Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation of manufacturing-related assets and estimation of inventory purchase commitment cancellation fees, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.
Revenue Recognition
The Company has identified up to three performance obligations regularly included in arrangements involving the sale of iPhone, Mac, iPad and certain other products. The first performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second performance obligation is the right to receive certain product-related bundled services, which include iCloud, Siri and Maps. The third performance obligation is the right to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the software bundled with each device. The Company allocates revenue and any related discounts to these performance obligations based on their relative stand-alone selling prices (“SSPs”). Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the product-related bundled services and unspecified software upgrade rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
The Company’s process for determining estimated SSPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. Should future facts and circumstances change, the Company’s SSPs and the future rate of related amortization for product-related bundled services and unspecified software upgrade rights related to future sales of these devices could change. Factors subject to change include the nature of the product-related bundled services and unspecified software upgrade rights offered, their estimated value and the estimated period they are expected to be provided.

Apple Inc. | 2019 Form 10-K | 25

Valuation of Manufacturing-Related Assets and Estimation of Inventory Purchase Commitment Cancellation Fees
The Company invests in manufacturing-related assets, including capital assets held at its suppliers’ facilities and prepayments provided to certain of its suppliers associated with long-term agreements to secure the supply of inventory. The Company also accrues estimated purchase commitment cancellation fees related to inventory orders that have been canceled or are expected to be canceled. The Company’s estimates of future product development plans and demand for its products are the key inputs in the determination of the recoverability of manufacturing-related assets and the assessment of the adequacy of any purchase commitment cancellation fee accruals. If there is an abrupt and substantial decline in estimated demand for one or more of the Company’s products, a change in the Company’s product development plans, or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record write-downs or impairments of manufacturing-related assets or accrue purchase commitment cancellation fees.
Warranty Costs
The Company offers limited warranties on its new hardware products and on parts used to repair its hardware products, and customers may purchase extended service coverage, where available, on many of the Company’s hardware products. The Company accrues the estimated cost of warranties in the period the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost per claim and knowledge of specific product failures outside the Company’s typical experience. The Company regularly reviews these estimates and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required.
Income Taxes
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater-than-50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
Legal and Other Contingencies
As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies,” the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Except as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Apple Inc. | 2019 Form 10-K | 26

The Company’s investment policy and strategy are focused on the preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 28, 2019 and September 29, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.8 billion and $4.9 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
As of September 28, 2019 and September 29, 2018, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $102.1 billion and $102.5 billion, respectively. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 28, 2019 and September 29, 2018 to increase by $325 million and $399 million on an annualized basis, respectively.
Foreign Currency Risk
In general, the Company is a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is a risk that the Company will have to adjust local currency pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.
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
To provide an assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $452 million as of September 28, 2019, compared to a maximum one-day loss in fair value of $592 million as of September 29, 2018. Because the Company uses foreign currency instruments for hedging purposes, the losses in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 28, 2019 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.

Apple Inc. | 2019 Form 10-K | 27

Item 8.	Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Apple Inc. | 2019 Form 10-K | 28

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net sales:
Products	$213,883	$225,847	$196,534
Services	46,291	39,748	32,700
Total net sales	260,174	265,595	229,234

Cost of sales:
Products	144,996	148,164	126,337
Services	16,786	15,592	14,711
Total cost of sales	161,782	163,756	141,048
Gross margin	98,392	101,839	88,186

Operating expenses:
Research and development	16,217	14,236	11,581
Selling, general and administrative	18,245	16,705	15,261
Total operating expenses	34,462	30,941	26,842

Operating income	63,930	70,898	61,344
Other income/(expense), net	1,807	2,005	2,745
Income before provision for income taxes	65,737	72,903	64,089
Provision for income taxes	10,481	13,372	15,738
Net income	$55,256	$59,531	$48,351

Earnings per share:
Basic	$11.97	$12.01	$9.27
Diluted	$11.89	$11.91	$9.21

Shares used in computing earnings per share:
Basic	4,617,834	4,955,377	5,217,242
Diluted	4,648,913	5,000,109	5,251,692
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2019 Form 10-K | 29

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net income	$55,256	$59,531	$48,351
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(408)	(525)	224

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(661)	523	1,315
Adjustment for net (gains)/losses realized and included in net income	23	382	(1,477)
Total change in unrealized gains/losses on derivative instruments	(638)	905	(162)

Change in unrealized gains/losses on marketable securities, net of tax:
Change in fair value of marketable securities	3,802	(3,407)	(782)
Adjustment for net (gains)/losses realized and included in net income	25	1	(64)
Total change in unrealized gains/losses on marketable securities	3,827	(3,406)	(846)

Total other comprehensive income/(loss)	2,781	(3,026)	(784)
Total comprehensive income	$58,037	$56,505	$47,567
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2019 Form 10-K | 30

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 28, 2019	September 29, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$48,844	$25,913
Marketable securities	51,713	40,388
Accounts receivable, net	22,926	23,186
Inventories	4,106	3,956
Vendor non-trade receivables	22,878	25,809
Other current assets	12,352	12,087
Total current assets	162,819	131,339

Non-current assets:
Marketable securities	105,341	170,799
Property, plant and equipment, net	37,378	41,304
Other non-current assets	32,978	22,283
Total non-current assets	175,697	234,386
Total assets	$338,516	$365,725

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$46,236	$55,888
Other current liabilities	37,720	33,327
Deferred revenue	5,522	5,966
Commercial paper	5,980	11,964
Term debt	10,260	8,784
Total current liabilities	105,718	115,929

Non-current liabilities:
Term debt	91,807	93,735
Other non-current liabilities	50,503	48,914
Total non-current liabilities	142,310	142,649
Total liabilities	248,028	258,578

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,443,236 and 4,754,986 shares issued and outstanding, respectively	45,174	40,201
Retained earnings	45,898	70,400
Accumulated other comprehensive income/(loss)	(584)	(3,454)
Total shareholders’ equity	90,488	107,147
Total liabilities and shareholders’ equity	$338,516	$365,725
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2019 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Total shareholders’ equity, beginning balances	$107,147	$134,047	$128,249

Common stock and additional paid-in capital:
Beginning balances	40,201	35,867	31,251
Common stock issued	781	669	555
Common stock withheld related to net share settlement of equity awards	(2,002)	(1,778)	(1,468)
Share-based compensation	6,194	5,443	4,909
Tax benefit from equity awards, including transfer pricing adjustments	—	—	620
Ending balances	45,174	40,201	35,867

Retained earnings:
Beginning balances	70,400	98,330	96,364
Net income	55,256	59,531	48,351
Dividends and dividend equivalents declared	(14,129)	(13,735)	(12,803)
Common stock withheld related to net share settlement of equity awards	(1,029)	(948)	(581)
Common stock repurchased	(67,101)	(73,056)	(33,001)
Cumulative effects of changes in accounting principles	2,501	278	—
Ending balances	45,898	70,400	98,330

Accumulated other comprehensive income/(loss):
Beginning balances	(3,454)	(150)	634
Other comprehensive income/(loss)	2,781	(3,026)	(784)
Cumulative effects of changes in accounting principles	89	(278)	—
Ending balances	(584)	(3,454)	(150)

Total shareholders’ equity, ending balances	$90,488	$107,147	$134,047

Dividends and dividend equivalents declared per share or RSU	$3.00	$2.72	$2.40
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2019 Form 10-K | 32

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Cash, cash equivalents and restricted cash, beginning balances	$25,913	$20,289	$20,484
Operating activities:
Net income	55,256	59,531	48,351
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	12,547	10,903	10,157
Share-based compensation expense	6,068	5,340	4,840
Deferred income tax expense/(benefit)	(340)	(32,590)	5,966
Other	(652)	(444)	(166)
Changes in operating assets and liabilities:
Accounts receivable, net	245	(5,322)	(2,093)
Inventories	(289)	828	(2,723)
Vendor non-trade receivables	2,931	(8,010)	(4,254)
Other current and non-current assets	873	(423)	(5,318)
Accounts payable	(1,923)	9,175	8,966
Deferred revenue	(625)	(3)	(593)
Other current and non-current liabilities	(4,700)	38,449	1,092
Cash generated by operating activities	69,391	77,434	64,225
Investing activities:
Purchases of marketable securities	(39,630)	(71,356)	(159,486)
Proceeds from maturities of marketable securities	40,102	55,881	31,775
Proceeds from sales of marketable securities	56,988	47,838	94,564
Payments for acquisition of property, plant and equipment	(10,495)	(13,313)	(12,451)
Payments made in connection with business acquisitions, net	(624)	(721)	(329)
Purchases of non-marketable securities	(1,001)	(1,871)	(521)
Proceeds from non-marketable securities	1,634	353	126
Other	(1,078)	(745)	(124)
Cash generated by/(used in) investing activities	45,896	16,066	(46,446)
Financing activities:
Proceeds from issuance of common stock	781	669	555
Payments for taxes related to net share settlement of equity awards	(2,817)	(2,527)	(1,874)
Payments for dividends and dividend equivalents	(14,119)	(13,712)	(12,769)
Repurchases of common stock	(66,897)	(72,738)	(32,900)
Proceeds from issuance of term debt, net	6,963	6,969	28,662
Repayments of term debt	(8,805)	(6,500)	(3,500)
Proceeds from/(Repayments of) commercial paper, net	(5,977)	(37)	3,852
Other	(105)	—	—
Cash used in financing activities	(90,976)	(87,876)	(17,974)
Increase/(Decrease) in cash, cash equivalents and restricted cash	24,311	5,624	(195)
Cash, cash equivalents and restricted cash, ending balances	$50,224	$25,913	$20,289
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$15,263	$10,417	$11,591
Cash paid for interest	$3,423	$3,022	$2,092
See accompanying Notes to Consolidated Financial Statements.

Apple Inc. | 2019 Form 10-K | 33

Apple Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The accompanying consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2019 and 2018 spanned 52 weeks each, whereas fiscal year 2017 included 53 weeks. A 14th week was included in the first fiscal quarter of 2017, as is done every five or six years, to realign the Company’s fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Recently Adopted Accounting Pronouncements
Revenue Recognition
In the first quarter of 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and additional ASUs issued to clarify the guidance in ASU 2014-09 (collectively the “new revenue standard”), which amends the existing accounting standards for revenue recognition. The Company adopted the new revenue standard utilizing the full retrospective transition method. The Company did not restate total net sales in the prior periods presented, as the adoption of the new revenue standard did not have a material impact on previously reported amounts.
Additionally, beginning in the first quarter of 2019, the Company classified the amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of iPhone, Mac, iPad and certain other products, in Services net sales. Historically, the Company classified the amortization of these amounts in Products net sales consistent with its management reporting framework. As a result, Products and Services net sales for 2018 and 2017 were reclassified to conform to the 2019 presentation.
Financial Instruments
In the first quarter of 2019, the Company adopted FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.
Income Taxes
In the first quarter of 2019, the Company adopted FASB ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted ASU 2016-16 utilizing the modified retrospective transition method. Upon adoption, the Company recorded $2.7 billion of net deferred tax assets, reduced other non-current assets by $128 million, and increased retained earnings by $2.6 billion on its Consolidated Balance Sheet. The Company will recognize incremental deferred income tax expense as these net deferred tax assets are utilized.
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

Apple Inc. | 2019 Form 10-K | 34

Share-Based Compensation
The Company generally measures share-based compensation based on the closing price of the Company’s common stock on the date of grant, and recognizes expense on a straight-line basis for its estimate of equity awards that will ultimately vest. Further information regarding share-based compensation can be found in Note 9, “Benefit Plans.”
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2019, 2018 and 2017 (net income in millions and shares in thousands):

	2019	2018	2017
Numerator:
Net income	$55,256	$59,531	$48,351

Denominator:
Weighted-average basic shares outstanding	4,617,834	4,955,377	5,217,242
Effect of dilutive securities	31,079	44,732	34,450
Weighted-average diluted shares	4,648,913	5,000,109	5,251,692

Basic earnings per share	$11.97	$12.01	$9.27
Diluted earnings per share	$11.89	$11.91	$9.21

The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities. Potentially dilutive securities representing 15.5 million shares of common stock were excluded from the computation of diluted earnings per share for 2019 because their effect would have been antidilutive.
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
The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income/(expense), net (“OI&E”).
The cost of securities sold is determined using the specific identification method.
Inventories
Inventories are measured using the first-in, first-out method.
Property, Plant and Equipment
Depreciation on property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building; between one and five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease term or useful life for leasehold improvements. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $11.3 billion, $9.3 billion and $8.2 billion during 2019, 2018 and 2017, respectively.
Non-cash investing activities involving property, plant and equipment resulted in a net increase/(decrease) to accounts payable and other current liabilities of $(2.9) billion and $3.4 billion during 2019 and 2018, respectively.

Apple Inc. | 2019 Form 10-K | 35

Non-Marketable Securities
The Company has elected to apply the measurement alternative to equity securities without readily determinable fair values. As such, the Company’s non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are recognized in OI&E.
Restricted Cash and Restricted Marketable Securities
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company records restricted cash as other assets in the Consolidated Balance Sheets, and determines current or non-current classification based on the expected duration of the restriction. The Company records restricted marketable securities as current or non-current marketable securities in the Consolidated Balance Sheets based on the classification of the underlying securities.
Fair Value Measurements
The fair values of the Company’s money market funds and certain marketable equity securities are based on quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
Note 2 – Revenue Recognition
Net sales consist of revenue from the sale of iPhone, Mac, iPad, Services and other products. The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s Products net sales, control transfers when products are shipped. For the Company’s Services net sales, control transfers over time as services are delivered. Payment for Products and Services net sales is collected within a short period following transfer of control or commencement of delivery of services, as applicable.
The Company records reductions to Products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience.
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation.
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

Apple Inc. | 2019 Form 10-K | 36

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store, Mac App Store, TV App Store and Watch App Store and certain digital content sold through the Company’s other digital content stores, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in Services net sales only the commission it retains.
The Company has elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.
Deferred Revenue
As of September 28, 2019 and September 29, 2018, the Company had total deferred revenue of $8.1 billion and $8.8 billion, respectively. As of September 28, 2019, the Company expects 68% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 6% within two-to-three years and 1% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for 2019, 2018 and 2017 were as follows (in millions):

	2019	2018	2017
iPhone (1)	$142,381	$164,888	$139,337
Mac (1)	25,740	25,198	25,569
iPad (1)	21,280	18,380	18,802
Wearables, Home and Accessories (1)(2)	24,482	17,381	12,826
Services (3)	46,291	39,748	32,700
Total net sales (4)	$260,174	$265,595	$229,234

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri and free iCloud services, which are bundled in the sales price of certain products.

(4)
Includes $5.9 billion of revenue recognized in 2019 that was included in deferred revenue as of September 29, 2018, $5.8 billion of revenue recognized in 2018 that was included in deferred revenue as of September 30, 2017, and $6.3 billion of revenue recognized in 2017 that was included in deferred revenue as of September 24, 2016.

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for 2019, 2018 and 2017.

Apple Inc. | 2019 Form 10-K | 37

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of September 28, 2019 and September 29, 2018 (in millions):

	2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$12,204	$—	$—	$12,204	$12,204	$—	$—
Level 1 (1):
Money market funds	15,897	—	—	15,897	15,897	—	—
Subtotal	15,897	—	—	15,897	15,897	—	—
Level 2 (2):
U.S. Treasury securities	30,293	33	(62)	30,264	6,165	9,817	14,282
U.S. agency securities	9,767	1	(3)	9,765	6,489	2,249	1,027
Non-U.S. government securities	19,821	337	(50)	20,108	749	3,168	16,191
Certificates of deposit and time deposits	4,041	—	—	4,041	2,024	1,922	95
Commercial paper	12,433	—	—	12,433	5,193	7,240	—
Corporate debt securities	85,383	756	(92)	86,047	123	26,127	59,797
Municipal securities	958	8	(1)	965	—	68	897
Mortgage- and asset-backed securities	14,180	67	(73)	14,174	—	1,122	13,052
Subtotal	176,876	1,202	(281)	177,797	20,743	51,713	105,341
Total (3)	$204,977	$1,202	$(281)	$205,898	$48,844	$51,713	$105,341

	2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$11,575	$—	$—	$11,575	$11,575	$—	$—
Level 1 (1):
Money market funds	8,083	—	—	8,083	8,083	—	—
Mutual funds	799	—	(116)	683	—	683	—
Subtotal	8,882	—	(116)	8,766	8,083	683	—
Level 2 (2):
U.S. Treasury securities	47,296	—	(1,202)	46,094	1,613	7,606	36,875
U.S. agency securities	4,127	—	(48)	4,079	1,732	360	1,987
Non-U.S. government securities	21,601	49	(250)	21,400	—	3,355	18,045
Certificates of deposit and time deposits	3,074	—	—	3,074	1,247	1,330	497
Commercial paper	2,573	—	—	2,573	1,663	910	—
Corporate debt securities	123,001	152	(2,038)	121,115	—	25,162	95,953
Municipal securities	946	—	(12)	934	—	178	756
Mortgage- and asset-backed securities	18,105	8	(623)	17,490	—	804	16,686
Subtotal	220,723	209	(4,173)	216,759	6,255	39,705	170,799
Total (3)	$241,180	$209	$(4,289)	$237,100	$25,913	$40,388	$170,799

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of September 28, 2019 and September 29, 2018, total cash, cash equivalents and marketable securities included $18.9 billion and $20.3 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.

Apple Inc. | 2019 Form 10-K | 38

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s long-term marketable debt securities generally range from one to five years.
The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 28, 2019 and September 29, 2018 (in millions):

	2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable debt securities	$28,151	$28,167	$56,318
Unrealized losses	$(138)	$(143)	$(281)

	2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$126,238	$60,599	$186,837
Unrealized losses	$(2,400)	$(1,889)	$(4,289)

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the duration and extent to which the fair value of the security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. As of September 28, 2019, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of September 28, 2019, the Company’s non-marketable equity securities had a carrying value of $2.9 billion.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Consolidated Statement of Cash Flows as of September 28, 2019 is as follows (in millions):

2019
Cash and cash equivalents	$48,844
Restricted cash included in other current assets	23
Restricted cash included in other non-current assets	1,357
Cash, cash equivalents and restricted cash	$50,224

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

Apple Inc. | 2019 Form 10-K | 39

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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of September 28, 2019, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 23 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of September 28, 2019, the Company’s hedged interest rate transactions are expected to be recognized within 8 years.
Cash Flow Hedges
The effective portions of cash flow hedges are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in OI&E in the same period as the related income or expense is recognized. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in OI&E.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into OI&E in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are reflected in OI&E unless they are re-designated as hedges of other transactions.
Net Investment Hedges
The effective portions of net investment hedges are recorded in OCI as a part of the cumulative translation adjustment. The ineffective portions and amounts excluded from the effectiveness testing of net investment hedges are recognized in OI&E. For foreign exchange forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its assessment of hedge effectiveness. Accordingly, any gains or losses related to this forward carry component are recognized in earnings in the current period.
Fair Value Hedges
Gains and losses related to changes in fair value hedges are recognized in earnings along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its assessment of hedge effectiveness. The amount excluded from the effectiveness testing of fair value hedges was a gain of $777 million for 2019, and was recognized in OI&E.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Apple Inc. | 2019 Form 10-K | 40

The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 28, 2019 and September 29, 2018 (in millions):

	2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,798	$323	$2,121
Interest rate contracts	$685	$—	$685

Derivative liabilities (2):
Foreign exchange contracts	$1,341	$160	$1,501
Interest rate contracts	$105	$—	$105

	2018
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,015	$259	$1,274

Derivative liabilities (2):
Foreign exchange contracts	$543	$137	$680
Interest rate contracts	$1,456	$—	$1,456

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets and other non-current assets in the Consolidated Balance Sheets.

(2)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.
The Company classifies cash flows related to derivative financial instruments as operating activities in its Consolidated Statements of Cash Flows.

Apple Inc. | 2019 Form 10-K | 41

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow, net investment and fair value hedges in OCI and the Consolidated Statements of Operations for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Gains/(Losses) recognized in OCI – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(959)	$682	$1,797
Interest rate contracts	—	1	7
Total	$(959)	$683	$1,804

Net investment hedges:
Foreign currency debt	$(58)	$4	$67

Gains/(Losses) reclassified from AOCI into net income – effective portion:
Cash flow hedges:
Foreign exchange contracts	$(116)	$(482)	$1,958
Interest rate contracts	(7)	1	(2)
Total	$(123)	$(481)	$1,956

Gains/(Losses) on derivative instruments:
Fair value hedges:
Foreign exchange contracts	$1,020	$(168)	$—
Interest rate contracts	2,068	(1,363)	(810)
Total	$3,088	$(1,531)	$(810)

Gains/(Losses) related to hedged items:
Fair value hedges:
Marketable securities	$(1,018)	$167	$—
Fixed-rate debt	(2,068)	1,363	810
Total	$(3,086)	$1,530	$810

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 28, 2019 and September 29, 2018 (in millions):

	2019		2018
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$61,795	$1,798	$65,368	$1,015
Interest rate contracts	$31,250	$685	$33,250	$—

Instruments not designated as accounting hedges:
Foreign exchange contracts	$76,868	$323	$63,062	$259

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

Apple Inc. | 2019 Form 10-K | 42

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. As of September 28, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.6 billion, which was recorded as other current liabilities in the Consolidated Balance Sheet. As of September 29, 2018, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion, which was recorded as other current assets in the Consolidated Balance Sheet.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 28, 2019 and September 29, 2018, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.7 billion and $2.1 billion, respectively, resulting in a net derivative liability of $407 million and a net derivative asset of $138 million, respectively.
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
As of September 28, 2019, the Company had no customers that individually represented 10% or more of total trade receivables. As of September 29, 2018, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 51% and 59% of total trade receivables as of September 28, 2019 and September 29, 2018, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of September 28, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 59% and 14%. As of September 29, 2018, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 62% and 12%.
Note 4 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 28, 2019 and September 29, 2018 (in millions):
Property, Plant and Equipment, Net

	2019	2018
Land and buildings	$17,085	$16,216
Machinery, equipment and internal-use software	69,797	65,982
Leasehold improvements	9,075	8,205
Gross property, plant and equipment	95,957	90,403
Accumulated depreciation and amortization	(58,579)	(49,099)
Total property, plant and equipment, net	$37,378	$41,304

Apple Inc. | 2019 Form 10-K | 43

Other Non-Current Liabilities

	2019	2018
Long-term taxes payable	$29,545	$33,589
Other non-current liabilities	20,958	15,325
Total other non-current liabilities	$50,503	$48,914

Other Income/(Expense), Net
The following table shows the detail of OI&E for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Interest and dividend income	$4,961	$5,686	$5,201
Interest expense	(3,576)	(3,240)	(2,323)
Other income/(expense), net	422	(441)	(133)
Total other income/(expense), net	$1,807	$2,005	$2,745

Note 5 – Income Taxes
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain foreign earnings, for which the Company has elected to record certain deferred tax assets and liabilities. The Company completed its accounting for the income tax effects of the Act during 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2019, 2018 and 2017, consisted of the following (in millions):

	2019	2018	2017
Federal:
Current	$6,384	$41,425	$7,842
Deferred	(2,939)	(33,819)	5,980
Total	3,445	7,606	13,822
State:
Current	475	551	259
Deferred	(67)	48	2
Total	408	599	261
Foreign:
Current	3,962	3,986	1,671
Deferred	2,666	1,181	(16)
Total	6,628	5,167	1,655
Provision for income taxes	$10,481	$13,372	$15,738

The foreign provision for income taxes is based on foreign pre-tax earnings of $44.3 billion, $48.0 billion and $44.7 billion in 2019, 2018 and 2017, respectively.

Apple Inc. | 2019 Form 10-K | 44

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (21% in 2019; 24.5% in 2018; 35% in 2017) to income before provision for income taxes for 2019, 2018 and 2017, is as follows (dollars in millions):

	2019	2018	2017
Computed expected tax	$13,805	$17,890	$22,431
State taxes, net of federal effect	423	271	185
Impacts of the Act	—	1,515	—
Earnings of foreign subsidiaries	(2,625)	(5,606)	(6,135)
Research and development credit, net	(548)	(560)	(678)
Excess tax benefits from equity awards	(639)	(675)	—
Other	65	537	(65)
Provision for income taxes	$10,481	$13,372	$15,738
Effective tax rate	15.9%	18.3%	24.6%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For restricted stock units (“RSUs”), the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. Prior to 2018, the Company reflected net excess tax benefits from equity awards as increases to additional paid-in capital, which amounted to $620 million in 2017.
Deferred Tax Assets and Liabilities
As of September 28, 2019 and September 29, 2018, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2019	2018
Deferred tax assets:
Amortization and depreciation	$11,433	$137
Accrued liabilities and other reserves	5,389	3,151
Deferred revenue	1,372	1,141
Share-based compensation	749	513
Unrealized losses	—	871
Other	697	797
Total deferred tax assets, net	19,640	6,610
Deferred tax liabilities:
Minimum tax on foreign earnings	10,809	—
Earnings of foreign subsidiaries	330	275
Other	456	501
Total deferred tax liabilities	11,595	776
Net deferred tax assets/(liabilities)	$8,045	$5,834

Deferred tax assets and liabilities reflect the effects of tax credits and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Apple Inc. | 2019 Form 10-K | 45

Uncertain Tax Positions
As of September 28, 2019, the total amount of gross unrecognized tax benefits was $15.6 billion, of which $8.6 billion, if recognized, would impact the Company’s effective tax rate. As of September 29, 2018, the total amount of gross unrecognized tax benefits was $9.7 billion, of which $7.4 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2019, 2018 and 2017, is as follows (in millions):

	2019	2018	2017
Beginning balances	$9,694	$8,407	$7,724
Increases related to tax positions taken during a prior year	5,845	2,431	333
Decreases related to tax positions taken during a prior year	(686)	(2,212)	(952)
Increases related to tax positions taken during the current year	1,697	1,824	1,880
Decreases related to settlements with taxing authorities	(852)	(756)	(539)
Decreases related to expiration of the statute of limitations	(79)	—	(39)
Ending balances	$15,619	$9,694	$8,407

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The U.S. Internal Revenue Service (the “IRS”) concluded its review of the years 2013 through 2015 in 2018, and all years before 2016 are closed. Tax years after 2014 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $2.0 billion.
Interest and Penalties
The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of September 28, 2019 and September 29, 2018, the total amount of gross interest and penalties accrued was $1.3 billion and $1.4 billion, respectively. The Company recognized interest and penalty expense in 2019, 2018 and 2017 of $73 million, $489 million and $238 million, respectively.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. During the fourth quarter of 2019, the Irish Minister for Finance approved the Company’s request to reduce the recovery amount by €190 million due to taxes paid to other countries, resulting in an adjusted recovery amount of €12.9 billion as of September 28, 2019. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act. As of September 28, 2019, the entire adjusted recovery amount plus interest was funded into escrow, where it will remain restricted from general use pending the conclusion of all appeals. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.

Apple Inc. | 2019 Form 10-K | 46

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 28, 2019 and September 29, 2018, the Company had $6.0 billion and $12.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.24% and 2.18% as of September 28, 2019 and September 29, 2018, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(3,248)	$1,044	$(1,782)

Maturities greater than 90 days:
Proceeds from commercial paper	13,874	14,555	17,932
Repayments of commercial paper	(16,603)	(15,636)	(12,298)
Proceeds from/(Repayments of) commercial paper, net	(2,729)	(1,081)	5,634

Total proceeds from/(repayments of) commercial paper, net	$(5,977)	$(37)	$3,852

Term Debt
As of September 28, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $101.7 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of September 28, 2019 and September 29, 2018:

	Maturities (calendar year)			2019				2018
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013–2018 debt issuances:
Floating-rate notes	2020	–	2022	$4,250	2.25%	–	3.28%	$7,107	1.87%	–	3.44%
Fixed-rate 0.350% – 4.650% notes	2019	–	2047	90,429	0.28%	–	4.78%	97,086	0.28%	–	4.78%

2019 debt issuance:
Fixed-rate 1.700% – 2.950% notes	2022	–	2049	7,000	1.71%	–	2.99%	—			—%
Total term debt				101,679				104,193

Unamortized premium/(discount) and issuance costs, net				(224)				(218)
Hedge accounting fair value adjustments				612				(1,456)
Less: Current portion of term debt				(10,260)				(8,784)
Total non-current portion of term debt				$91,807				$93,735

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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of September 28, 2019 and September 29, 2018, the carrying value of the debt designated as a net investment hedge was $1.0 billion and $811 million, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $3.2 billion, $3.0 billion and $2.2 billion of interest cost on its term debt for 2019, 2018 and 2017, respectively.

Apple Inc. | 2019 Form 10-K | 47

The future principal payments for the Company’s Notes as of September 28, 2019 are as follows (in millions):

2020	$10,270
2021	8,750
2022	9,528
2023	9,290
2024	10,039
Thereafter	53,802
Total term debt	$101,679

As of September 28, 2019 and September 29, 2018, the fair value of the Company’s Notes, based on Level 2 inputs, was $107.5 billion and $103.2 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $96.1 billion had been utilized as of September 28, 2019. During 2019, the Company repurchased 345.2 million shares of its common stock for $67.1 billion, including 62.0 million shares delivered under a $12.0 billion accelerated share repurchase arrangement dated February 2019, which settled in August 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Shares of Common Stock
The following table shows the changes in shares of common stock for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Common stock outstanding, beginning balances	4,754,986	5,126,201	5,336,166
Common stock repurchased	(345,205)	(405,549)	(246,496)
Common stock issued, net of shares withheld for employee taxes	33,455	34,334	36,531
Common stock outstanding, ending balances	4,443,236	4,754,986	5,126,201

Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, for 2019 and 2018 (in millions):

Comprehensive Income Components	Financial Statement Line Item	2019	2018
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$(206)	$214
	Total cost of sales	(482)	(70)
	Other income/(expense), net	784	344
Interest rate contracts	Other income/(expense), net	7	(2)
		103	486
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	31	(20)
Total amounts reclassified from AOCI		$134	$466

Apple Inc. | 2019 Form 10-K | 48

The following table shows the changes in AOCI by component for 2019 and 2018 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 30, 2017	$(354)	$(124)	$328	$(150)
Other comprehensive income/(loss) before reclassifications	(524)	672	(4,563)	(4,415)
Amounts reclassified from AOCI	—	486	(20)	466
Tax effect	(1)	(253)	1,177	923
Other comprehensive income/(loss)	(525)	905	(3,406)	(3,026)
Cumulative effect of change in accounting principle	(176)	29	(131)	(278)
Balances as of September 29, 2018	(1,055)	810	(3,209)	(3,454)
Other comprehensive income/(loss) before reclassifications	(421)	(949)	4,854	3,484
Amounts reclassified from AOCI	—	103	31	134
Tax effect	13	208	(1,058)	(837)
Other comprehensive income/(loss)	(408)	(638)	3,827	2,781
Cumulative effect of change in accounting principle (1)	—	—	89	89
Balances as of September 28, 2019	$(1,463)	$172	$707	$(584)

(1)	Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2016-01 in 2019.
Note 9 – Benefit Plans
2014 Employee Stock Plan
In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the 2014 Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs canceled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 385 million shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations for RSUs, will also be available for awards under the 2014 Plan. As of September 28, 2019, approximately 246.4 million shares were reserved for future issuance under the 2014 Plan.
Apple Inc. Non-Employee Director Stock Plan
The Apple Inc. Non-Employee Director Stock Plan (the “Director Plan”) is a shareholder-approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the value and relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants, in each case within the limits set forth in the Director Plan and without further shareholder approval. RSUs granted under the Director Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. The Director Plan expires on November 12, 2027. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 28, 2019, approximately 1.1 million shares were reserved for future issuance under the Director Plan.

Apple Inc. | 2019 Form 10-K | 49

Rule 10b5-1 Trading Plans
During the three months ended September 28, 2019, Section 16 officers Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder-approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 28, 2019, approximately 31.1 million shares were reserved for future issuance under the Purchase Plan.
401(k) Plan
The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,000 for calendar year 2019). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum of 6% of the employee’s eligible earnings.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2019, 2018 and 2017, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 24, 2016	99,089	$97.54
RSUs granted	50,112	$121.65
RSUs vested	(45,735)	$95.48
RSUs canceled	(5,895)	$106.87
Balance as of September 30, 2017	97,571	$110.33
RSUs granted	45,351	$162.86
RSUs vested	(44,718)	$111.24
RSUs canceled	(6,049)	$127.82
Balance as of September 29, 2018	92,155	$134.60
RSUs granted	36,852	$215.95
RSUs vested	(42,088)	$135.21
RSUs canceled	(5,402)	$162.85
Balance as of September 28, 2019	81,517	$169.18	$17,838

The fair value as of the respective vesting dates of RSUs was $8.6 billion, $7.6 billion and $6.1 billion for 2019, 2018 and 2017, respectively. The majority of RSUs that vested in 2019, 2018 and 2017 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 14.8 million, 16.0 million and 15.4 million for 2019, 2018 and 2017, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $3.0 billion, $2.7 billion and $2.0 billion in 2019, 2018 and 2017, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Apple Inc. | 2019 Form 10-K | 50

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Share-based compensation expense	$6,068	$5,340	$4,840
Income tax benefit related to share-based compensation expense	$(1,967)	$(1,893)	$(1,632)

As of September 28, 2019, the total unrecognized compensation cost related to outstanding RSUs and stock options was $10.5 billion, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Beginning accrued warranty and related costs	$3,692	$3,834	$3,702
Cost of warranty claims	(3,857)	(4,115)	(4,322)
Accruals for product warranty	3,735	3,973	4,454
Ending accrued warranty and related costs	$3,570	$3,692	$3,834

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
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets and other electronic devices. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations.
The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The continued availability of these components at acceptable prices, or at all, may be affected if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements.
The Company has entered into agreements for the supply of many components; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all.
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in Asia, with some Mac computers manufactured in the U.S. and Ireland.
Other Off–Balance Sheet Commitments
Operating Leases
The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off–balance sheet financing arrangements. As of September 28, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $10.8 billion. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.

Apple Inc. | 2019 Form 10-K | 51

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $1.3 billion, $1.2 billion and $1.1 billion in 2019, 2018 and 2017, respectively. Future minimum lease payments under noncancelable operating leases having initial or remaining terms in excess of one year as of September 28, 2019, are as follows (in millions):

2020	$1,306
2021	1,276
2022	1,137
2023	912
2024	834
Thereafter	5,373
Total	$10,838

Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, Internet and telecommunication services, intellectual property licenses and content creation. Future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year as of September 28, 2019, are as follows (in millions):

2020	$2,476
2021	2,386
2022	1,859
2023	1,162
2024	218
Thereafter	110
Total	$8,211

Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims, except for the following matters:
VirnetX
VirnetX, Inc. (“VirnetX”) filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. The Company appealed the VirnetX I verdict to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. VirnetX II is currently on appeal. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX appealed the invalidity decision of the PTO to the Federal Circuit. The Federal Circuit consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. On January 15, 2019, the Federal Circuit affirmed the VirnetX I verdict, which the Company intends to further appeal. On July 8, 2019, the Federal Circuit remanded one of VirnetX’s two appeals of the PTO’s invalidity decisions back to the PTO for further proceedings. On August 1, 2019, the Federal Circuit affirmed-in-part, vacated-in-part, and remanded back to the PTO portions of VirnetX’s second appeal. The Company has accrued its best estimate for the ultimate resolution of these matters.

Apple Inc. | 2019 Form 10-K | 52

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
French Competition Authority
In June 2019, the French Competition Authority (“FCA”) issued a report alleging that aspects of the Company’s sales and distribution practices in France violate French competition law. The Company vigorously disagrees with the allegations, and a hearing of arguments was held before the FCA on October 15, 2019. The Company is awaiting the decision of the FCA, which may include a fine.
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

Apple Inc. | 2019 Form 10-K | 53

The following table shows information by reportable segment for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Americas:
Net sales	$116,914	$112,093	$96,600
Operating income	$35,099	$34,864	$30,684

Europe:
Net sales	$60,288	$62,420	$54,938
Operating income	$19,195	$19,955	$16,514

Greater China:
Net sales	$43,678	$51,942	$44,764
Operating income	$16,232	$19,742	$17,032

Japan:
Net sales	$21,506	$21,733	$17,733
Operating income	$9,369	$9,500	$8,097

Rest of Asia Pacific:
Net sales	$17,788	$17,407	$15,199
Operating income	$6,055	$6,181	$5,304

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2019, 2018 and 2017 is as follows (in millions):

	2019	2018	2017
Segment operating income	$85,950	$90,242	$77,631
Research and development expense	(16,217)	(14,236)	(11,581)
Other corporate expenses, net	(5,803)	(5,108)	(4,706)
Total operating income	$63,930	$70,898	$61,344

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2019, 2018 and 2017. There was no single customer that accounted for more than 10% of net sales in 2019, 2018 and 2017. Net sales for 2019, 2018 and 2017 and long-lived assets as of September 28, 2019 and September 29, 2018 were as follows (in millions):

	2019	2018	2017
Net sales:
U.S.	$102,266	$98,061	$84,339
China (1)	43,678	51,942	44,764
Other countries	114,230	115,592	100,131
Total net sales	$260,174	$265,595	$229,234

	2019	2018
Long-lived assets:
U.S.	$24,711	$23,963
China (1)	9,064	13,268
Other countries	3,603	4,073
Total long-lived assets	$37,378	$41,304

(1)
China includes Hong Kong and Taiwan. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.

Apple Inc. | 2019 Form 10-K | 54

Note 12 – Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2019 and 2018 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019:
Total net sales	$64,040	$53,809	$58,015	$84,310
Gross margin	$24,313	$20,227	$21,821	$32,031
Net income	$13,686	$10,044	$11,561	$19,965

Earnings per share (1):
Basic	$3.05	$2.20	$2.47	$4.22
Diluted	$3.03	$2.18	$2.46	$4.18

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2018:
Total net sales	$62,900	$53,265	$61,137	$88,293
Gross margin	$24,084	$20,421	$23,422	$33,912
Net income	$14,125	$11,519	$13,822	$20,065

Earnings per share (1):
Basic	$2.94	$2.36	$2.75	$3.92
Diluted	$2.91	$2.34	$2.73	$3.89

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Apple Inc. | 2019 Form 10-K | 55

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apple Inc. at September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), Apple Inc.’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 30, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

European Commission State Aid Matter Uncertain Tax Position
Description of the Matter
As discussed in Note 5 of the financial statements, the European Commission (“EC”) has announced its decision that Ireland granted state aid to Apple Inc. by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of Apple Inc. The decision ordered Ireland to calculate and recover additional taxes from Apple Inc. for the period from June 2003 through December 2014. The adjusted amount indicated by the EC to be recovered is up to €12.9 billion, plus interest.
Auditing management’s evaluation of the uncertain tax position stemming from the effects of the EC decision is complex and highly judgmental due to the inherent uncertainty in predicting the ultimate resolution of the matter.

Apple Inc. | 2019 Form 10-K | 56

How We Addressed the Matter in Our Audit
We tested controls over the risk of material misstatement relating to the evaluation of the EC state aid matter, including management’s evaluation of the advice of legal counsel, the assessment as to whether Apple Inc.’s position is more likely than not to be sustained and the development of the related disclosure.
To evaluate Apple Inc.’s assessment of whether sustainment of its position is a more likely than not outcome, including underlying assumptions, our audit procedures included, among others, reading the EC August 2016 ruling and available correspondence between Apple Inc. and the EC, and the EC and Ireland. We also requested and received internal and external legal counsel confirmation letters, discussed the allegations with internal and external legal counsel and Apple Inc. tax personnel and obtained a representation letter from Apple Inc. We involved our EC and tax subject matter resources in considering the applicable tax laws, the pending appeal, the current status of legal precedent relevant to that appeal and the proceedings at the court hearing in September 2019. In addition, we evaluated Apple Inc.’s disclosure included in Note 5 in relation to this matter.

/s/ Ernst & Young LLP
We have served as Apple Inc.’s auditor since 2009.

San Jose, California
October 30, 2019

Apple Inc. | 2019 Form 10-K | 57

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of Apple Inc. as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and our report dated October 30, 2019 expressed an unqualified opinion thereon.
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
October 30, 2019

Apple Inc. | 2019 Form 10-K | 58

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 28, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 28, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Apple Inc. | 2019 Form 10-K | 59

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after September 28, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2019” under the heading “Directors” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after September 28, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after September 28, 2019, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after September 28, 2019, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after September 28, 2019, and is incorporated herein by reference.

Apple Inc. | 2019 Form 10-K | 60

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant effective as of June 6, 2014.	8-K	3.1	6/6/14
3.2	Amended and Restated Bylaws of the Registrant effective as of December 13, 2016.	8-K	3.2	12/15/16
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of June 10, 2015, including forms of global notes representing the 0.350% Notes due 2020.	8-K	4.1	6/10/15

Apple Inc. | 2019 Form 10-K | 61

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.10	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.11	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.12	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.13	Officer’s Certificate of the Registrant, dated as of June 22, 2016, including form of global note representing 4.15% Notes due 2046.	8-K	4.1	6/22/16
4.14	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.15	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.16	Officer’s Certificate of the Registrant, dated as of March 3, 2017, including form of global note representing 4.300% Notes due 2047.	8-K	4.1	3/3/17
4.17	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.18	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.19	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.20	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.21	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.22	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.23	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.24	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.25*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended and restated as of February 13, 2018.	8-K	10.1	2/14/18
10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10
10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10
10.6*	2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17

Apple Inc. | 2019 Form 10-K | 62

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.7*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14
10.8*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 5, 2015.	10-Q	10.16	3/26/16
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.18	9/24/16
10.10*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.11*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.21	9/30/17
10.12*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.13*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.17	9/29/18
10.14*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.18	9/29/18
10.15*, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.
10.16*, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)
Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Item 16.	Form 10-K Summary
None.

Apple Inc. | 2019 Form 10-K | 63

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 30, 2019

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	October 30, 2019
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 30, 2019
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 30, 2019
CHRIS KONDO

/s/ James A. Bell	Director	October 30, 2019
JAMES A. BELL

/s/ Al Gore	Director	October 30, 2019
AL GORE

/s/ Andrea Jung	Director	October 30, 2019
ANDREA JUNG

/s/ Arthur D. Levinson	Director	October 30, 2019
ARTHUR D. LEVINSON

/s/ Ronald D. Sugar	Director	October 30, 2019
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	October 30, 2019
SUSAN L. WAGNER

Apple Inc. | 2019 Form 10-K | 64