Form 10-Q
period 2019-12-28
Apple Inc.
filed 2020-01-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36743

Apple Inc.
(Exact name of Registrant as specified in its charter)

California		94-2404110
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Apple Park Way
Cupertino	California	95014
(Address of principal executive offices)		(Zip Code)
(408) 996-1010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	AAPL	The Nasdaq Stock Market LLC
1.000% Notes due 2022	—	The Nasdaq Stock Market LLC
1.375% Notes due 2024	—	The Nasdaq Stock Market LLC
0.000% Notes due 2025	—	The Nasdaq Stock Market LLC
0.875% Notes due 2025	—	The Nasdaq Stock Market LLC
1.625% Notes due 2026	—	The Nasdaq Stock Market LLC
2.000% Notes due 2027	—	The Nasdaq Stock Market LLC
1.375% Notes due 2029	—	The Nasdaq Stock Market LLC
3.050% Notes due 2029	—	The Nasdaq Stock Market LLC
0.500% Notes due 2031	—	The Nasdaq Stock Market LLC
3.600% Notes due 2042	—	The Nasdaq Stock Market LLC

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
Yes  ☐    No  ☒

4,375,480,000 shares of common stock were issued and outstanding as of January 17, 2020.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 28, 2019

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net sales:
Products	$79,104	$73,435
Services	12,715	10,875
Total net sales	91,819	84,310

Cost of sales:
Products	52,075	48,238
Services	4,527	4,041
Total cost of sales	56,602	52,279
Gross margin	35,217	32,031

Operating expenses:
Research and development	4,451	3,902
Selling, general and administrative	5,197	4,783
Total operating expenses	9,648	8,685

Operating income	25,569	23,346
Other income/(expense), net	349	560
Income before provision for income taxes	25,918	23,906
Provision for income taxes	3,682	3,941
Net income	$22,236	$19,965

Earnings per share:
Basic	$5.04	$4.22
Diluted	$4.99	$4.18

Shares used in computing earnings per share:
Basic	4,415,040	4,735,820
Diluted	4,454,604	4,773,252
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2020 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net income	$22,236	$19,965
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	202	(78)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	111	(334)
Adjustment for net (gains)/losses realized and included in net income	(398)	42
Total change in unrealized gains/losses on derivative instruments	(287)	(292)

Change in unrealized gains/losses on marketable securities, net of tax:
Change in fair value of marketable securities	125	110
Adjustment for net (gains)/losses realized and included in net income	(10)	37
Total change in unrealized gains/losses on marketable securities	115	147

Total other comprehensive income/(loss)	30	(223)
Total comprehensive income	$22,266	$19,742
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2020 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 28, 2019	September 28, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$39,771	$48,844
Marketable securities	67,391	51,713
Accounts receivable, net	20,970	22,926
Inventories	4,097	4,106
Vendor non-trade receivables	18,976	22,878
Other current assets	12,026	12,352
Total current assets	163,231	162,819

Non-current assets:
Marketable securities	99,899	105,341
Property, plant and equipment, net	37,031	37,378
Other non-current assets	40,457	32,978
Total non-current assets	177,387	175,697
Total assets	$340,618	$338,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$45,111	$46,236
Other current liabilities	36,263	37,720
Deferred revenue	5,573	5,522
Commercial paper	4,990	5,980
Term debt	10,224	10,260
Total current liabilities	102,161	105,718

Non-current liabilities:
Term debt	93,078	91,807
Other non-current liabilities	55,848	50,503
Total non-current liabilities	148,926	142,310
Total liabilities	251,087	248,028

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,384,959 and 4,443,236 shares issued and outstanding, respectively	45,972	45,174
Retained earnings	43,977	45,898
Accumulated other comprehensive income/(loss)	(418)	(584)
Total shareholders’ equity	89,531	90,488
Total liabilities and shareholders’ equity	$340,618	$338,516
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2020 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	December 28, 2019	December 29, 2018
Total shareholders’ equity, beginning balances	$90,488	$107,147

Common stock and additional paid-in capital:
Beginning balances	45,174	40,201
Common stock issued	2	—
Common stock withheld related to net share settlement of equity awards	(951)	(822)
Share-based compensation	1,747	1,591
Ending balances	45,972	40,970

Retained earnings:
Beginning balances	45,898	70,400
Net income	22,236	19,965
Dividends and dividend equivalents declared	(3,485)	(3,526)
Common stock withheld related to net share settlement of equity awards	(536)	(594)
Common stock repurchased	(20,000)	(8,236)
Cumulative effects of changes in accounting principles	(136)	2,501
Ending balances	43,977	80,510

Accumulated other comprehensive income/(loss):
Beginning balances	(584)	(3,454)
Other comprehensive income/(loss)	30	(223)
Cumulative effects of changes in accounting principles	136	89
Ending balances	(418)	(3,588)

Total shareholders’ equity, ending balances	$89,531	$117,892

Dividends and dividend equivalents declared per share or RSU	$0.77	$0.73
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2020 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 28, 2019	December 29, 2018
Cash, cash equivalents and restricted cash, beginning balances	$50,224	$25,913
Operating activities:
Net income	22,236	19,965
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,816	3,395
Share-based compensation expense	1,710	1,559
Deferred income tax expense/(benefit)	(349)	53
Other	(142)	(54)
Changes in operating assets and liabilities:
Accounts receivable, net	2,015	5,130
Inventories	(28)	(1,076)
Vendor non-trade receivables	3,902	6,905
Other current and non-current assets	(7,054)	(886)
Accounts payable	(1,089)	(8,501)
Deferred revenue	985	(370)
Other current and non-current liabilities	5,514	570
Cash generated by operating activities	30,516	26,690
Investing activities:
Purchases of marketable securities	(37,416)	(7,077)
Proceeds from maturities of marketable securities	19,740	7,203
Proceeds from sales of marketable securities	7,280	9,723
Payments for acquisition of property, plant and equipment	(2,107)	(3,355)
Payments made in connection with business acquisitions, net	(958)	(167)
Purchases of non-marketable securities	(77)	(427)
Other	(130)	(56)
Cash generated by/(used in) investing activities	(13,668)	5,844
Financing activities:
Proceeds from issuance of common stock	2	—
Payments for taxes related to net share settlement of equity awards	(1,379)	(1,318)
Payments for dividends and dividend equivalents	(3,539)	(3,568)
Repurchases of common stock	(20,706)	(8,796)
Proceeds from issuance of term debt, net	2,210	—
Repayments of term debt	(1,000)	—
Proceeds from/(Repayments of) commercial paper, net	(979)	6
Other	(16)	—
Cash used in financing activities	(25,407)	(13,676)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(8,559)	18,858
Cash, cash equivalents and restricted cash, ending balances	$41,665	$44,771
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$4,393	$4,916
Cash paid for interest	$771	$836
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q1 2020 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (the “2019 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. A 14th week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2020 and 2019 span 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Recently Adopted Accounting Pronouncements
Leases
At the beginning of the first quarter of 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $7.5 billion of right-of-use (“ROU”) assets and $8.1 billion of lease liabilities on its Condensed Consolidated Balance Sheet.
Hedging
At the beginning of the first quarter of 2020, the Company adopted FASB ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, eliminates the separate measurement and presentation of hedge ineffectiveness, and updates disclosure requirements related to hedging. The Company adopted ASU 2017-12 utilizing the modified retrospective transition method. Upon adoption, the Company recorded a $136 million increase in accumulated other comprehensive income/(loss) (“AOCI”) and a corresponding decrease in retained earnings in the Condensed Consolidated Statement of Shareholders’ Equity.

Apple Inc. | Q1 2020 Form 10-Q | 6

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 28, 2019 and December 29, 2018 (net income in millions and shares in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018
Numerator:
Net income	$22,236	$19,965

Denominator:
Weighted-average basic shares outstanding	4,415,040	4,735,820
Effect of dilutive securities	39,564	37,432
Weighted-average diluted shares	4,454,604	4,773,252

Basic earnings per share	$5.04	$4.22
Diluted earnings per share	$4.99	$4.18

Potentially dilutive securities representing 28.8 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 29, 2018, because their effect would have been antidilutive.
Note 2 – Revenue Recognition
Net sales consist of revenue from the sale of iPhone®, Mac®, iPad®, Services and other products. The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s Products net sales, control transfers when products are shipped. For the Company’s Services net sales, control transfers over time as services are delivered. Payment for Products and Services net sales is collected within a short period following transfer of control or commencement of delivery of services, as applicable.
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
The Company has identified up to three performance obligations regularly included in arrangements involving the sale of iPhone, Mac, iPad and certain other products. The first performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second performance obligation is the right to receive certain product-related bundled services, which include iCloud®, Siri® and Maps. The third performance obligation is the right to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the software bundled with each device. The Company allocates revenue and any related discounts to these performance obligations based on their relative SSPs. Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the delivered hardware and bundled software is recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to the product-related bundled services and unspecified software upgrade rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided. Cost of sales related to delivered hardware and bundled software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide product-related bundled services and unspecified software upgrade rights are recognized as cost of sales as incurred.

Apple Inc. | Q1 2020 Form 10-Q | 7

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
For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store®, Mac App Store, TV App Store and Watch App Store and certain digital content sold through the Company’s other digital content stores, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in Services net sales only the commission it retains.
The Company has elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.
Deferred Revenue
As of December 28, 2019 and September 28, 2019, the Company had total deferred revenue of $9.1 billion and $8.1 billion, respectively. As of December 28, 2019, the Company expects 61% of total deferred revenue to be realized in less than a year, 29% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for the three months ended December 28, 2019 and December 29, 2018 were as follows (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
iPhone (1)	$55,957	$51,982
Mac (1)	7,160	7,416
iPad (1)	5,977	6,729
Wearables, Home and Accessories (1)(2)	10,010	7,308
Services (3)	12,715	10,875
Total net sales (4)	$91,819	$84,310

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod™, iPod touch® and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare®, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud and Apple TV + services, which are bundled in the sales price of certain products.

(4)
Includes $1.9 billion of revenue recognized in the three months ended December 28, 2019 that was included in deferred revenue as of September 28, 2019 and $2.4 billion of revenue recognized in the three months ended December 29, 2018 that was included in deferred revenue as of September 29, 2018.

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three months ended December 28, 2019 and December 29, 2018.

Apple Inc. | Q1 2020 Form 10-Q | 8

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of December 28, 2019 and September 28, 2019 (in millions):

	December 28, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$11,383	$—	$—	$11,383	$11,383	$—	$—
Level 1 (1):
Money market funds	11,535	—	—	11,535	11,535	—	—
Subtotal	11,535	—	—	11,535	11,535	—	—
Level 2 (2):
U.S. Treasury securities	28,600	29	(40)	28,589	3,950	11,069	13,570
U.S. agency securities	8,302	2	(1)	8,303	3,703	4,095	505
Non-U.S. government securities	18,978	324	(92)	19,210	289	2,637	16,284
Certificates of deposit and time deposits	12,916	—	—	12,916	4,595	6,777	1,544
Commercial paper	17,823	—	—	17,823	4,254	13,569	—
Corporate debt securities	82,007	876	(37)	82,846	62	27,894	54,890
Municipal securities	971	11	—	982	—	35	947
Mortgage- and asset-backed securities	13,475	68	(69)	13,474	—	1,315	12,159
Subtotal	183,072	1,310	(239)	184,143	16,853	67,391	99,899
Total (3)	$205,990	$1,310	$(239)	$207,061	$39,771	$67,391	$99,899

	September 28, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$12,204	$—	$—	$12,204	$12,204	$—	$—
Level 1 (1):
Money market funds	15,897	—	—	15,897	15,897	—	—
Subtotal	15,897	—	—	15,897	15,897	—	—
Level 2 (2):
U.S. Treasury securities	30,293	33	(62)	30,264	6,165	9,817	14,282
U.S. agency securities	9,767	1	(3)	9,765	6,489	2,249	1,027
Non-U.S. government securities	19,821	337	(50)	20,108	749	3,168	16,191
Certificates of deposit and time deposits	4,041	—	—	4,041	2,024	1,922	95
Commercial paper	12,433	—	—	12,433	5,193	7,240	—
Corporate debt securities	85,383	756	(92)	86,047	123	26,127	59,797
Municipal securities	958	8	(1)	965	—	68	897
Mortgage- and asset-backed securities	14,180	67	(73)	14,174	—	1,122	13,052
Subtotal	176,876	1,202	(281)	177,797	20,743	51,713	105,341
Total (3)	$204,977	$1,202	$(281)	$205,898	$48,844	$51,713	$105,341

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of December 28, 2019 and September 28, 2019, total marketable securities included $19.1 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.

Apple Inc. | Q1 2020 Form 10-Q | 9

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s non-current marketable debt securities generally range from one to five years.
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the duration and extent to which the fair value of the security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it will more likely than not be required to sell the security before recovery of its amortized cost basis. As of December 28, 2019, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of both December 28, 2019 and September 28, 2019, the Company’s non-marketable equity securities had a carrying value of $2.9 billion.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of December 28, 2019 and September 28, 2019 is as follows (in millions):

	December 28, 2019	September 28, 2019
Cash and cash equivalents	$39,771	$48,844
Restricted cash included in other current assets	68	23
Restricted cash included in other non-current assets	1,826	1,357
Cash, cash equivalents and restricted cash	$41,665	$50,224

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

Apple Inc. | Q1 2020 Form 10-Q | 10

To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of December 28, 2019, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 23 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of December 28, 2019, the Company’s hedged interest rate transactions are expected to be recognized within 8 years.
Cash Flow Hedges
Cash flow hedge amounts that are included in the assessment of hedge effectiveness are deferred in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in other income/(expense), net (“OI&E”) in the same period as the related income or expense is recognized. For options designated as cash flow hedges, the time value is excluded from the assessment of hedge effectiveness and recognized in the financial statement line item to which the hedge relates on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in other comprehensive income/(loss) (“OCI”).
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
Net Investment Hedges
Net investment hedge amounts that are included in the assessment of hedge effectiveness are recorded in OCI as a part of the cumulative translation adjustment. For foreign exchange forward contracts designated as net investment hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OCI on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI. The amount excluded from the effectiveness assessment of fair value hedges and recognized in OI&E was a gain of $128 million for the three months ended December 28, 2019.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Apple Inc. | Q1 2020 Form 10-Q | 11

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 28, 2019 and September 28, 2019 (in millions):

	December 28, 2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,625	$327	$1,952
Interest rate contracts	$475	$—	$475

Derivative liabilities (2):
Foreign exchange contracts	$964	$494	$1,458
Interest rate contracts	$57	$—	$57

	September 28, 2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,798	$323	$2,121
Interest rate contracts	$685	$—	$685

Derivative liabilities (2):
Foreign exchange contracts	$1,341	$160	$1,501
Interest rate contracts	$105	$—	$105

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is included in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
The fair value of derivative liabilities is measured using Level 2 fair value inputs and is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company classifies cash flows related to derivative financial instruments as operating activities in its Condensed Consolidated Statements of Cash Flows.
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedges in OCI and the Condensed Consolidated Statements of Operations for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$271	$(478)

Net investment hedges:
Foreign currency debt	$24	$(16)

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$491	$(118)
Interest rate contracts	(2)	(1)
Total	$489	$(119)

Apple Inc. | Q1 2020 Form 10-Q | 12

The amount excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI was a loss of $89 million for the three months ended December 28, 2019.
The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for the three months ended December 28, 2019 and December 29, 2018 and as of December 28, 2019 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$(183)	$402
Interest rate contracts	(162)	657
Total	$(345)	$1,059

Gains/(Losses) related to hedged items (1):
Marketable securities	$183	$(402)
Fixed-rate debt	162	(657)
Total	$345	$(1,059)

December 28, 2019
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$15,544
Fixed-rate debt (3)	$(28,631)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$(594)
Fixed-rate debt carrying amount (increases)/decreases	$(418)

(1)	Gains and losses related to fair value hedges are included in OI&E in the Condensed Consolidated Statements of Operations.

(2)
The carrying amounts of marketable securities that are designated as hedged items in fair value hedges are included in current marketable securities and non-current marketable securities in the Condensed Consolidated Balance Sheet.

(3)
The carrying amounts of fixed-rate debt instruments that are designated as hedged items in fair value hedges are included in current term debt and non-current term debt in the Condensed Consolidated Balance Sheet.

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 28, 2019 and September 28, 2019 (in millions):

	December 28, 2019		September 28, 2019
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$54,215	$1,625	$61,795	$1,798
Interest rate contracts	$28,250	$475	$31,250	$685

Instruments not designated as accounting hedges:
Foreign exchange contracts	$96,470	$327	$76,868	$323

Apple Inc. | Q1 2020 Form 10-Q | 13

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of December 28, 2019 and September 28, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.0 billion and $1.6 billion, respectively, which were included in other current liabilities in the Condensed Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 28, 2019 and September 28, 2019, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.4 billion and $2.7 billion, respectively, resulting in net derivative liabilities of $128 million and $407 million, respectively.
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
As of both December 28, 2019 and September 28, 2019, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 43% and 51% of total trade receivables as of December 28, 2019 and September 28, 2019, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of December 28, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 56% and 17%. As of September 28, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 59% and 14%.

Apple Inc. | Q1 2020 Form 10-Q | 14

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 28, 2019 and September 28, 2019 (in millions):
Property, Plant and Equipment, Net

	December 28, 2019	September 28, 2019
Land and buildings	$17,754	$17,085
Machinery, equipment and internal-use software	70,841	69,797
Leasehold improvements	9,395	9,075
Gross property, plant and equipment	97,990	95,957
Accumulated depreciation and amortization	(60,959)	(58,579)
Total property, plant and equipment, net	$37,031	$37,378

Other Non-Current Liabilities

	December 28, 2019	September 28, 2019
Long-term taxes payable	$28,198	$29,545
Other non-current liabilities	27,650	20,958
Total other non-current liabilities	$55,848	$50,503

Other Income/(Expense), Net
The following table shows the detail of OI&E for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Interest and dividend income	$1,045	$1,307
Interest expense	(785)	(890)
Other income, net	89	143
Total other income/(expense), net	$349	$560

Note 5 – Income Taxes
Uncertain Tax Positions
As of December 28, 2019, the total amount of gross unrecognized tax benefits was $16.4 billion, of which $8.9 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.5 billion of gross interest and penalties related to income tax matters as of December 28, 2019.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 in 2018, and all years before 2016 are closed. Tax years after 2014 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $2.3 billion.

Apple Inc. | Q1 2020 Form 10-Q | 15

European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of December 28, 2019, the adjusted recovery amount was €12.9 billion. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the U.S. Tax Cuts and Jobs Act. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all appeals. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 28, 2019 and September 28, 2019, the Company had $5.0 billion and $6.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 1.88% and 2.24% as of December 28, 2019 and September 28, 2019, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(175)	$2,011

Maturities greater than 90 days:
Proceeds from commercial paper	1,317	2,166
Repayments of commercial paper	(2,121)	(4,171)
Repayments of commercial paper, net	(804)	(2,005)

Total proceeds from/(repayments of) commercial paper, net	$(979)	$6

Apple Inc. | Q1 2020 Form 10-Q | 16

Term Debt
As of December 28, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $103.1 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of December 28, 2019 and September 28, 2019:

	Maturities (calendar year)			December 28, 2019				September 28, 2019
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 – 2019 debt issuances:
Floating-rate notes	2020	–	2022	$4,250	1.97%	–	3.04%	$4,250	2.25%	–	3.28%
Fixed-rate 0.350% – 4.650% notes	2020	–	2049	96,610	0.28%	–	4.78%	97,429	0.28%	–	4.78%

First quarter 2020 debt issuance of €2.0 billion:
Fixed-rate 0.000% – 0.500% notes	2025	–	2031	2,226	0.03%	–	0.56%	—			—%
Total term debt				103,086				101,679

Unamortized premium/(discount) and issuance costs, net				(229)				(224)
Hedge accounting fair value adjustments				445				612
Less: Current portion of term debt				(10,224)				(10,260)
Total non-current portion of term debt				$93,078				$91,807
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
A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of December 28, 2019 and September 28, 2019, the carrying value of the debt designated as a net investment hedge was $1.2 billion and $1.0 billion, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $757 million and $809 million of interest cost on its term debt for the three months ended December 28, 2019 and December 29, 2018, respectively.
As of December 28, 2019 and September 28, 2019, the fair value of the Company’s Notes, based on Level 2 inputs, was $109.1 billion and $107.5 billion, respectively.
Note 7 – Shareholders’ Equity
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $116.1 billion had been utilized as of December 28, 2019. During the three months ended December 28, 2019, the Company repurchased 70.4 million shares of its common stock for $20.0 billion, including 30.4 million shares initially delivered under a $10.0 billion accelerated share repurchase arrangement (“ASR”) dated November 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Under the Company’s ASR, financial institutions deliver shares of the Company’s common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the purchase period, which will end in or before May 2020. The shares received are retired in the periods they are delivered, and the up-front payment is accounted for as a reduction to retained earnings in the Company’s Condensed Consolidated Statement of Shareholders’ Equity in the period the payment is made.

Apple Inc. | Q1 2020 Form 10-Q | 17

Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as hedges and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line items, for the three months ended December 28, 2019 and December 29, 2018 (in millions):

		Three Months Ended
Comprehensive Income Components	Financial Statement Line Items	December 28, 2019	December 29, 2018
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$(97)	$63
	Total cost of sales	(171)	(375)
	Other income/(expense), net	(223)	396
Interest rate contracts	Other income/(expense), net	2	1
		(489)	85
Unrealized (gains)/losses on marketable securities	Other income/(expense), net	(13)	47
Total amounts reclassified from AOCI		$(502)	$132

The following table shows the changes in AOCI by component for the three months ended December 28, 2019 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities	Total
Balances as of September 28, 2019	$(1,463)	$172	$707	$(584)
Other comprehensive income/(loss) before reclassifications	207	182	163	552
Amounts reclassified from AOCI	—	(489)	(13)	(502)
Tax effect	(5)	20	(35)	(20)
Other comprehensive income/(loss)	202	(287)	115	30
Cumulative effect of change in accounting principle (1)	—	136	—	136
Balances as of December 28, 2019	$(1,261)	$21	$822	$(418)

(1)	Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2017-12 at the beginning of the first quarter of 2020.
Note 9 – Benefit Plans
Stock Plans
The Company had 194.4 million shares reserved for future issuance under its stock plans as of December 28, 2019. Restricted stock units (“RSUs”) granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the Company’s stock plans reduce the number of shares available for grant under the plans by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended December 28, 2019, Section 16 officers Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.

Apple Inc. | Q1 2020 Form 10-Q | 18

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 28, 2019 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 28, 2019	81,517	$169.18
RSUs granted	33,775	$220.78
RSUs vested	(17,837)	$150.42
RSUs canceled	(1,435)	$184.51
Balance as of December 28, 2019	$96,020	$190.59	$27,827

The fair value as of the respective vesting dates of RSUs was $4.2 billion and $4.1 billion for the three months ended December 28, 2019 and December 29, 2018, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Share-based compensation expense	$1,710	$1,559
Income tax benefit related to share-based compensation expense	$(758)	$(750)

As of December 28, 2019, the total unrecognized compensation cost related to outstanding RSUs and stock options was $15.7 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Beginning accrued warranty and related costs	$3,570	$3,692
Cost of warranty claims	(915)	(996)
Accruals for product warranty	1,218	1,123
Ending accrued warranty and related costs	$3,873	$3,819

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

Apple Inc. | Q1 2020 Form 10-Q | 19

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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, Internet and telecommunication services, intellectual property licenses and content creation. As of December 28, 2019, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $10.5 billion.
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
VirnetX
VirnetX, Inc. (“VirnetX”) filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. The Company appealed the VirnetX I verdict to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. The Company appealed the VirnetX II verdict to the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed-in-part, reversed-in-part, and remanded VirnetX II back to the Eastern Texas District Court. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX appealed the invalidity decision of the PTO to the Federal Circuit. The Federal Circuit consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. On January 15, 2019, the Federal Circuit affirmed the VirnetX I verdict, which the Company has further appealed. On July 8, 2019, the Federal Circuit remanded one of VirnetX’s two appeals of the PTO’s invalidity decisions back to the PTO for further proceedings. On August 1, 2019, the Federal Circuit affirmed-in-part, vacated-in-part, and remanded back to the PTO portions of VirnetX’s second appeal. The Company has accrued its best estimate for the ultimate resolution of these matters.
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

Apple Inc. | Q1 2020 Form 10-Q | 20

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
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2019 Form 10-K.
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
The following table shows information by reportable segment for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Americas:
Net sales	$41,367	$36,940
Operating income	$13,092	$11,200

Europe:
Net sales	$23,273	$20,363
Operating income	$7,719	$6,658

Greater China:
Net sales	$13,578	$13,169
Operating income	$5,363	$5,314

Japan:
Net sales	$6,223	$6,910
Operating income	$2,778	$3,014

Rest of Asia Pacific:
Net sales	$7,378	$6,928
Operating income	$2,731	$2,560

Apple Inc. | Q1 2020 Form 10-Q | 21

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 28, 2019 and December 29, 2018 is as follows (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Segment operating income	$31,683	$28,746
Research and development expense	(4,451)	(3,902)
Other corporate expenses, net	(1,663)	(1,498)
Total operating income	$25,569	$23,346

Note 12 – Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. These leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options, some of which are reasonably certain of exercise. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component for leases of retail, corporate, and data center facilities.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $369 million for the three months ended December 28, 2019. Lease costs associated with variable payments on the Company’s leases were $3.0 billion for the three months ended December 28, 2019.
For the three months ended December 28, 2019, the Company made $349 million of fixed cash payments related to operating leases. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $8.2 billion for the three months ended December 28, 2019, including the impact of adopting the new leases standard.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of December 28, 2019 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	December 28, 2019
Right-of-use assets:
Operating leases	Other non-current assets	$7,262
Finance leases	Property, plant and equipment, net	629
Total right-of-use assets		$7,891

Lease liabilities:
Operating leases	Other current liabilities	$1,245
	Other non-current liabilities	6,573
Finance leases	Other current liabilities	14
	Other non-current liabilities	627
Total lease liabilities		$8,459

Apple Inc. | Q1 2020 Form 10-Q | 22

Lease liability maturities as of December 28, 2019, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020 (remaining nine months)	$1,051	$23	$1,074
2021	1,398	34	1,432
2022	1,218	35	1,253
2023	966	46	1,012
2024	845	25	870
Thereafter	3,579	921	4,500
Total undiscounted liabilities	9,057	1,084	10,141
Less: Imputed interest	(1,239)	(443)	(1,682)
Total lease liabilities	$7,818	$641	$8,459

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 28, 2019 were 10.2 years and 2.1%, respectively. The Company’s lease discount rates are generally based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of December 28, 2019, the Company had $2.1 billion of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2020 and 2022, with lease terms ranging from less than 1 year to 16 years.

Apple Inc. | Q1 2020 Form 10-Q | 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 28, 2019 (the “2019 Form 10-K”) under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
First Quarter Fiscal 2020 Highlights
Total net sales increased 9% or $7.5 billion during the first quarter of 2020 compared to the same quarter in 2019, primarily driven by higher iPhone and Wearables, Home and Accessories net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the first quarter of 2020.
During the first quarter of 2020, the Company began shipping AirPods Pro™, the new 16-inch MacBook Pro® and the updated Mac Pro®. Additionally, the Company released Apple TV+ as a new service.
The Company repurchased $20.0 billion of its common stock and paid dividends and dividend equivalents of $3.5 billion during the first quarter of 2020.

Apple Inc. | Q1 2020 Form 10-Q | 24

Products and Services Performance
The following table shows net sales by category for the three months ended December 28, 2019 and December 29, 2018 (dollars in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Net sales by category:
iPhone (1)	$55,957	$51,982	8%
Mac (1)	7,160	7,416	(3)%
iPad (1)	5,977	6,729	(11)%
Wearables, Home and Accessories (1)(2)	10,010	7,308	37%
Services (3)	12,715	10,875	17%
Total net sales	$91,819	$84,310	9%

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud and Apple TV + services, which are bundled in the sales price of certain products.

iPhone
iPhone net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to the successful launch of the Company’s new iPhone models.
Mac
Mac net sales decreased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to the timing of the MacBook Air® launch in the first quarter of 2019.
iPad
iPad net sales decreased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to the timing of the iPad Pro® launch in the first quarter of 2019.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher net sales of Wearables, including AirPods and Apple Watch.
Services
Services net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher net sales from AppleCare, the App Store and licensing.

Apple Inc. | Q1 2020 Form 10-Q | 25

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
The following table shows net sales by reportable segment for the three months ended December 28, 2019 and December 29, 2018 (dollars in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Net sales by reportable segment:
Americas	$41,367	$36,940	12%
Europe	23,273	20,363	14%
Greater China	13,578	13,169	3%
Japan	6,223	6,910	(10)%
Rest of Asia Pacific	7,378	6,928	6%
Total net sales	$91,819	$84,310	9%
Americas
Americas net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher iPhone and Wearables, Home and Accessories net sales.
Europe
Europe net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher iPhone and Wearables, Home and Accessories net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the first quarter of 2020.
Greater China
Greater China net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher Wearables, Home and Accessories net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the first quarter of 2020.
Japan
Japan net sales decreased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to lower iPhone net sales, partially offset by higher Services net sales. The strength of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during the first quarter of 2020.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during the first quarter of 2020.

Apple Inc. | Q1 2020 Form 10-Q | 26

Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 28, 2019 and December 29, 2018 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Gross margin:
Products	$27,029	$25,197
Services	8,188	6,834
Total gross margin	$35,217	$32,031

Gross margin percentage:
Products	34.2%	34.3%
Services	64.4%	62.8%
Total gross margin percentage	38.4%	38.0%
Products Gross Margin
Products gross margin increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to higher leverage, partially offset by the weakness in foreign currencies relative to the U.S. dollar. Products gross margin percentage during the first quarter of 2020 was relatively flat compared to the same quarter in 2019.
Services Gross Margin
Services gross margin and Services gross margin percentage increased during the first quarter of 2020 compared to the same quarter in 2019 due primarily to a favorable Services mix and higher leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors”. As a result, the Company believes, in general, gross margins will be subject to volatility and remain under downward pressure.
Operating Expenses
Operating expenses for the three months ended December 28, 2019 and December 29, 2018 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Research and development	$4,451	$3,902
Percentage of total net sales	5%	5%
Selling, general and administrative	$5,197	$4,783
Percentage of total net sales	6%	6%
Total operating expenses	$9,648	$8,685
Percentage of total net sales	11%	10%
Research and Development
The growth in research and development (“R&D”) expense during the first quarter of 2020 compared to the same quarter in 2019 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2020 compared to the same quarter in 2019 was driven primarily by higher spending on marketing and advertising and increases in headcount-related expenses.

Apple Inc. | Q1 2020 Form 10-Q | 27

Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three months ended December 28, 2019 and December 29, 2018 was as follows (dollars in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Interest and dividend income	$1,045	$1,307
Interest expense	(785)	(890)
Other income, net	89	143
Total other income/(expense), net	$349	$560	(38)%
The decrease in OI&E during the first quarter of 2020 compared to the same quarter in 2019 was due primarily to lower interest income, partially offset by lower interest expense. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.08% and 2.19% in the first quarter of 2020 and 2019, respectively.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 28, 2019 and December 29, 2018 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Provision for income taxes	$3,682	$3,941
Effective tax rate	14.2%	16.5%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2020 was lower than the statutory federal income tax rate due primarily to lower tax rates on foreign earnings, tax benefits from share-based compensation and a one-time adjustment of U.S. foreign tax credits in response to regulations issued by the U.S. Department of the Treasury in December 2019.
The Company’s effective tax rate for the first quarter of 2020 was lower compared to the same quarter in 2019 due to a one-time adjustment of U.S. foreign tax credits.
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

Apple Inc. | Q1 2020 Form 10-Q | 28

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of December 28, 2019 and September 28, 2019 and for the first three months of 2020 and 2019 (in millions):

	December 28, 2019	September 28, 2019
Cash, cash equivalents and marketable securities (1)	$207,061	$205,898
Property, plant and equipment, net	$37,031	$37,378
Commercial paper	$4,990	$5,980
Total term debt	$103,302	$102,067
Working capital	$61,070	$57,101

	Three Months Ended
	December 28, 2019	December 29, 2018
Cash generated by operating activities	$30,516	$26,690
Cash generated by/(used in) investing activities	$(13,668)	$5,844
Cash used in financing activities	$(25,407)	$(13,676)

(1)
As of December 28, 2019 and September 28, 2019, total marketable securities included $19.1 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of December 28, 2019, the adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the three months ended December 28, 2019, cash generated by operating activities of $30.5 billion was a result of $22.2 billion of net income, non-cash adjustments to net income of $4.0 billion and an increase in the net change in operating assets and liabilities of $4.2 billion. Cash used in investing activities of $13.7 billion during the three months ended December 28, 2019 consisted primarily of cash used for purchases of marketable securities, net of sales and maturities, of $10.4 billion and cash used to acquire property, plant and equipment of $2.1 billion. Cash used in financing activities of $25.4 billion during the three months ended December 28, 2019 consisted primarily of cash used to repurchase common stock of $20.7 billion, cash used to pay dividends and dividend equivalents of $3.5 billion and cash used to repay term debt of $1.0 billion, partially offset by net proceeds from the issuance of term debt of $2.2 billion.
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
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 28, 2019, the Company had $5.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 1.88% and maturities generally less than nine months.

Apple Inc. | Q1 2020 Form 10-Q | 29

As of December 28, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $103.1 billion (collectively the “Notes”). During the first three months of 2020, the Company issued $2.2 billion and repaid $1.0 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $116.1 billion had been utilized as of December 28, 2019. During the three months ended December 28, 2019, the Company repurchased 70.4 million shares of its common stock for $20.0 billion, including 30.4 million shares initially delivered under a $10.0 billion accelerated share repurchase arrangement (“ASR”) dated November 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
On April 30, 2019, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.73 to $0.77 per share, beginning with the dividend paid during the third quarter of 2019. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Leases
As of December 28, 2019, the Company’s total fixed lease payment obligations were $12.2 billion, of which $7.2 billion was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company’s leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 28, 2019, the Company expects to pay $30.2 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, Internet and telecommunications services, content creation and other activities. As of December 28, 2019, the Company had other purchase obligations of $9.0 billion.
Deemed Repatriation Tax Payable
As of December 28, 2019, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”) was $28.2 billion, and was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act.
Other Non-Current Liabilities
The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing or amount of payments.

Apple Inc. | Q1 2020 Form 10-Q | 30

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
Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2019 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2019 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2019 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 28, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q1 2020 Form 10-Q | 31

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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2019 Form 10-K.

Apple Inc. | Q1 2020 Form 10-Q | 32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 28, 2019 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2019 to November 2, 2019:
Open market and privately negotiated purchases	17,988		$233.48	17,988

November 3, 2019 to November 30, 2019:
November 2019 ASR	30,396	(2)	(2)	30,396	(2)
Open market and privately negotiated purchases	16,399		$262.21	16,399

December 1, 2019 to December 28, 2019:
Open market and privately negotiated purchases	5,583		$268.68	5,583
Total	70,366					$58,869

(1)
On April 30, 2019, the Company announced the Board of Directors increased the current share repurchase program authorization from $100 billion to $175 billion of the Company’s common stock, of which $116.1 billion had been utilized as of December 28, 2019. The remaining $58.9 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 28, 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)
In November 2019, the Company entered into a new ASR to purchase up to $10.0 billion of the Company’s common stock. In exchange for up-front payments totaling $10.0 billion, the financial institutions that are party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in or before May 2020. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q1 2020 Form 10-Q | 33

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

Apple Inc. | Q1 2020 Form 10-Q | 34

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 28, 2020	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q1 2020 Form 10-Q | 35