Form 10-Q
period 2020-03-28
Apple Inc.
filed 2020-05-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
or
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
Yes  ☐    No  ☒

4,334,335,000 shares of common stock were issued and outstanding as of April 17, 2020.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 28, 2020

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales:
Products	$44,965	$46,565	$124,069	$120,000
Services	13,348	11,450	26,063	22,325
Total net sales	58,313	58,015	150,132	142,325

Cost of sales:
Products	31,321	32,047	83,396	80,285
Services	4,622	4,147	9,149	8,188
Total cost of sales	35,943	36,194	92,545	88,473
Gross margin	22,370	21,821	57,587	53,852

Operating expenses:
Research and development	4,565	3,948	9,016	7,850
Selling, general and administrative	4,952	4,458	10,149	9,241
Total operating expenses	9,517	8,406	19,165	17,091

Operating income	12,853	13,415	38,422	36,761
Other income/(expense), net	282	378	631	938
Income before provision for income taxes	13,135	13,793	39,053	37,699
Provision for income taxes	1,886	2,232	5,568	6,173
Net income	$11,249	$11,561	$33,485	$31,526

Earnings per share:
Basic	$2.58	$2.47	$7.63	$6.70
Diluted	$2.55	$2.46	$7.56	$6.66

Shares used in computing earnings per share:
Basic	4,360,101	4,674,071	4,387,570	4,704,945
Diluted	4,404,691	4,700,646	4,429,648	4,736,949
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2020 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income	$11,249	$11,561	$33,485	$31,526
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(566)	174	(364)	96

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(143)	(50)	(32)	(384)
Adjustment for net (gains)/losses realized and included in net income	634	(105)	236	(63)
Total change in unrealized gains/losses on derivative instruments	491	(155)	204	(447)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(2,325)	2,042	(2,200)	2,152
Adjustment for net (gains)/losses realized and included in net income	29	28	19	65
Total change in unrealized gains/losses on marketable debt securities	(2,296)	2,070	(2,181)	2,217

Total other comprehensive income/(loss)	(2,371)	2,089	(2,341)	1,866
Total comprehensive income	$8,878	$13,650	$31,144	$33,392
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2020 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	March 28, 2020	September 28, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$40,174	$48,844
Marketable securities	53,877	51,713
Accounts receivable, net	15,722	22,926
Inventories	3,334	4,106
Vendor non-trade receivables	14,955	22,878
Other current assets	15,691	12,352
Total current assets	143,753	162,819

Non-current assets:
Marketable securities	98,793	105,341
Property, plant and equipment, net	35,889	37,378
Other non-current assets	41,965	32,978
Total non-current assets	176,647	175,697
Total assets	$320,400	$338,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$32,421	$46,236
Other current liabilities	37,324	37,720
Deferred revenue	5,928	5,522
Commercial paper and repurchase agreement	10,029	5,980
Term debt	10,392	10,260
Total current liabilities	96,094	105,718

Non-current liabilities:
Term debt	89,086	91,807
Other non-current liabilities	56,795	50,503
Total non-current liabilities	145,881	142,310
Total liabilities	241,975	248,028

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,323,987 and 4,443,236 shares issued and outstanding, respectively	48,032	45,174
Retained earnings	33,182	45,898
Accumulated other comprehensive income/(loss)	(2,789)	(584)
Total shareholders’ equity	78,425	90,488
Total liabilities and shareholders’ equity	$320,400	$338,516
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2020 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Total shareholders’ equity, beginning balances	$89,531	$117,892	$90,488	$107,147

Common stock and additional paid-in capital:
Beginning balances	45,972	40,970	45,174	40,201
Common stock issued	428	390	430	390
Common stock withheld related to net share settlement of equity awards	(101)	(105)	(1,052)	(927)
Share-based compensation	1,733	1,546	3,480	3,137
Ending balances	48,032	42,801	48,032	42,801

Retained earnings:
Beginning balances	43,977	80,510	45,898	70,400
Net income	11,249	11,561	33,485	31,526
Dividends and dividend equivalents declared	(3,432)	(3,499)	(6,917)	(7,025)
Common stock withheld related to net share settlement of equity awards	(96)	(14)	(632)	(608)
Common stock repurchased	(18,516)	(24,000)	(38,516)	(32,236)
Cumulative effects of changes in accounting principles	—	—	(136)	2,501
Ending balances	33,182	64,558	33,182	64,558

Accumulated other comprehensive income/(loss):
Beginning balances	(418)	(3,588)	(584)	(3,454)
Other comprehensive income/(loss)	(2,371)	2,089	(2,341)	1,866
Cumulative effects of changes in accounting principles	—	—	136	89
Ending balances	(2,789)	(1,499)	(2,789)	(1,499)

Total shareholders’ equity, ending balances	$78,425	$105,860	$78,425	$105,860

Dividends and dividend equivalents declared per share or RSU	$0.77	$0.73	$1.54	$1.46
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2020 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 28, 2020	March 30, 2019
Cash, cash equivalents and restricted cash, beginning balances	$50,224	$25,913
Operating activities:
Net income	33,485	31,526
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,602	6,435
Share-based compensation expense	3,407	3,073
Deferred income tax benefit	(651)	(124)
Other	(259)	(215)
Changes in operating assets and liabilities:
Accounts receivable, net	7,284	8,094
Inventories	699	(1,006)
Vendor non-trade receivables	7,923	14,616
Other current and non-current assets	(8,866)	(717)
Accounts payable	(13,520)	(20,024)
Deferred revenue	1,223	(540)
Other current and non-current liabilities	7,500	(3,273)
Cash generated by operating activities	43,827	37,845
Investing activities:
Purchases of marketable securities	(66,489)	(13,854)
Proceeds from maturities of marketable securities	39,738	16,880
Proceeds from sales of marketable securities	27,762	22,635
Payments for acquisition of property, plant and equipment	(3,960)	(5,718)
Payments made in connection with business acquisitions, net	(1,134)	(291)
Purchases of non-marketable securities	(146)	(490)
Other	(426)	30
Cash generated by/(used in) investing activities	(4,655)	19,192
Financing activities:
Proceeds from issuance of common stock	430	390
Payments for taxes related to net share settlement of equity awards	(1,566)	(1,427)
Payments for dividends and dividend equivalents	(6,914)	(7,011)
Repurchases of common stock	(39,280)	(32,498)
Proceeds from issuance of term debt, net	2,210	—
Repayments of term debt	(5,250)	(2,500)
Proceeds from/(Repayments of) commercial paper, net	1,518	(36)
Proceeds from repurchase agreement	2,556	—
Other	(51)	(51)
Cash used in financing activities	(46,347)	(43,133)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(7,175)	13,904
Cash, cash equivalents and restricted cash, ending balances	$43,049	$39,817
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,505	$9,497
Cash paid for interest	$1,689	$1,762
See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc. | Q2 2020 Form 10-Q | 5

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

Apple Inc. | Q2 2020 Form 10-Q | 6

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Numerator:
Net income	$11,249	$11,561	$33,485	$31,526

Denominator:
Weighted-average basic shares outstanding	4,360,101	4,674,071	4,387,570	4,704,945
Effect of dilutive securities	44,590	26,575	42,078	32,004
Weighted-average diluted shares	4,404,691	4,700,646	4,429,648	4,736,949

Basic earnings per share	$2.58	$2.47	$7.63	$6.70
Diluted earnings per share	$2.55	$2.46	$7.56	$6.66

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

Apple Inc. | Q2 2020 Form 10-Q | 7

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
Deferred Revenue
As of March 28, 2020 and September 28, 2019, the Company had total deferred revenue of $9.4 billion and $8.1 billion, respectively. As of March 28, 2020, the Company expects 63% of total deferred revenue to be realized in less than a year, 28% within one-to-two years, 7% within two-to-three years and 2% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for the three- and six-month periods ended March 28, 2020 and March 30, 2019 were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
iPhone (1)	$28,962	$31,051	$84,919	$83,033
Mac (1)	5,351	5,513	12,511	12,929
iPad (1)	4,368	4,872	10,345	11,601
Wearables, Home and Accessories (1)(2)	6,284	5,129	16,294	12,437
Services (3)	13,348	11,450	26,063	22,325
Total net sales (4)	$58,313	$58,015	$150,132	$142,325

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod™, iPod touch® and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare®, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud storage and Apple TV + services, which are bundled in the sales price of certain products.

(4)
Includes $1.9 billion of revenue recognized in the three months ended March 28, 2020 that was included in deferred revenue as of December 28, 2019, $1.9 billion of revenue recognized in the three months ended March 30, 2019 that was included in deferred revenue as of December 29, 2018, $3.0 billion of revenue recognized in the six months ended March 28, 2020 that was included in deferred revenue as of September 28, 2019, and $3.8 billion of revenue recognized in the six months ended March 30, 2019 that was included in deferred revenue as of September 29, 2018.

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and six-month periods ended March 28, 2020 and March 30, 2019.

Apple Inc. | Q2 2020 Form 10-Q | 8

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of March 28, 2020 and September 28, 2019 (in millions):

	March 28, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$24,405	$—	$—	$24,405	$24,405	$—	$—
Level 1 (1):
Money market funds	4,473	—	—	4,473	4,473	—	—
Subtotal	4,473	—	—	4,473	4,473	—	—
Level 2 (2):
U.S. Treasury securities	18,755	405	—	19,160	1,042	6,736	11,382
U.S. agency securities	6,079	12	(9)	6,082	129	1,478	4,475
Non-U.S. government securities	18,548	97	(693)	17,952	652	2,348	14,952
Certificates of deposit and time deposits	10,616	—	—	10,616	3,661	6,319	636
Commercial paper	15,690	—	—	15,690	5,653	10,037	—
Corporate debt securities	82,153	207	(2,177)	80,183	159	25,708	54,316
Municipal securities	974	9	(1)	982	—	53	929
Mortgage- and asset-backed securities	13,066	278	(43)	13,301	—	1,198	12,103
Subtotal	165,881	1,008	(2,923)	163,966	11,296	53,877	98,793
Total (3)	$194,759	$1,008	$(2,923)	$192,844	$40,174	$53,877	$98,793

	September 28, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$12,204	$—	$—	$12,204	$12,204	$—	$—
Level 1 (1):
Money market funds	15,897	—	—	15,897	15,897	—	—
Subtotal	15,897	—	—	15,897	15,897	—	—
Level 2 (2):
U.S. Treasury securities	30,293	33	(62)	30,264	6,165	9,817	14,282
U.S. agency securities	9,767	1	(3)	9,765	6,489	2,249	1,027
Non-U.S. government securities	19,821	337	(50)	20,108	749	3,168	16,191
Certificates of deposit and time deposits	4,041	—	—	4,041	2,024	1,922	95
Commercial paper	12,433	—	—	12,433	5,193	7,240	—
Corporate debt securities	85,383	756	(92)	86,047	123	26,127	59,797
Municipal securities	958	8	(1)	965	—	68	897
Mortgage- and asset-backed securities	14,180	67	(73)	14,174	—	1,122	13,052
Subtotal	176,876	1,202	(281)	177,797	20,743	51,713	105,341
Total (3)	$204,977	$1,202	$(281)	$205,898	$48,844	$51,713	$105,341

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3)
As of March 28, 2020 and September 28, 2019, total marketable securities included $17.6 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements. Additionally, as of March 28, 2020, $2.6 billion of marketable securities were pledged as collateral under a repurchase agreement (refer to Note 6, “Debt”).

Apple Inc. | Q2 2020 Form 10-Q | 9

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s non-current marketable debt securities generally range from one to five years.
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the duration and extent to which the fair value of the security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it will more likely than not be required to sell the security before recovery of its amortized cost basis. As of March 28, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of March 28, 2020 and September 28, 2019, the Company’s non-marketable equity securities had a carrying value of $2.8 billion and $2.9 billion, respectively.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of March 28, 2020 and September 28, 2019 is as follows (in millions):

	March 28, 2020	September 28, 2019
Cash and cash equivalents	$40,174	$48,844
Restricted cash included in other current assets	1,077	23
Restricted cash included in other non-current assets	1,798	1,357
Cash, cash equivalents and restricted cash	$43,049	$50,224

The Company’s restricted cash primarily consisted of cash to support the Company’s iPhone Upgrade Program and certain partner agreements.
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

Apple Inc. | Q2 2020 Form 10-Q | 10

To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of March 28, 2020, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 22 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of March 28, 2020, the Company’s hedged interest rate transactions are expected to be recognized within eight years.
Cash Flow Hedges
Cash flow hedge amounts that are included in the assessment of hedge effectiveness are deferred in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in other income/(expense), net (“OI&E”) in the same period as the related income or expense is recognized. Generally, for options designated as cash flow hedges, the time value is excluded from the assessment of hedge effectiveness and recognized in the financial statement line item to which the hedge relates on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in other comprehensive income/(loss) (“OCI”).
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
Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI. Amounts excluded from the effectiveness assessment of fair value hedges and recognized in OI&E were gains of $126 million and $254 million for the three- and six-month periods ended March 28, 2020, respectively.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Apple Inc. | Q2 2020 Form 10-Q | 11

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 28, 2020 and September 28, 2019 (in millions):

	March 28, 2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$2,803	$1,425	$4,228
Interest rate contracts	$1,709	$—	$1,709

Derivative liabilities (2):
Foreign exchange contracts	$2,645	$1,518	$4,163
Interest rate contracts	$66	$—	$66

	September 28, 2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,798	$323	$2,121
Interest rate contracts	$685	$—	$685

Derivative liabilities (2):
Foreign exchange contracts	$1,341	$160	$1,501
Interest rate contracts	$105	$—	$105

(1)	The fair value of derivative assets is measured using Level 2 fair value inputs and is included in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
The fair value of derivative liabilities is measured using Level 2 fair value inputs and is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company classifies cash flows related to derivative financial instruments as operating activities in its Condensed Consolidated Statements of Cash Flows.

Apple Inc. | Q2 2020 Form 10-Q | 12

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$(462)	$(64)	$(191)	$(542)
Interest rate contracts	(66)	—	(66)	—
Total	$(528)	$(64)	$(257)	$(542)

Net investment hedges:
Foreign currency debt	$11	$(7)	$35	$(23)

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$(817)	$134	$(326)	$16
Interest rate contracts	(1)	(2)	(3)	(3)
Total	$(818)	$132	$(329)	$13

Amounts excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI were gains of $258 million and $169 million for the three- and six-month periods ended March 28, 2020, respectively.
The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for the three- and six-month periods ended March 28, 2020 and March 30, 2019 and as of March 28, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$436	$243	$253	$645
Interest rate contracts	1,290	465	1,128	1,122
Total	$1,726	$708	$1,381	$1,767

Gains/(Losses) related to hedged items (1):
Marketable securities	$(436)	$(242)	$(253)	$(644)
Fixed-rate debt	(1,290)	(465)	(1,128)	(1,122)
Total	$(1,726)	$(707)	$(1,381)	$(1,766)

Apple Inc. | Q2 2020 Form 10-Q | 13

March 28, 2020
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$15,080
Fixed-rate debt (3)	$(27,439)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$(877)
Fixed-rate debt carrying amount (increases)/decreases	$(1,708)

(1)	Gains and losses related to fair value hedges are included in OI&E in the Condensed Consolidated Statements of Operations.

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

The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 28, 2020 and September 28, 2019 (in millions):

	March 28, 2020		September 28, 2019
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$59,198	$2,803	$61,795	$1,798
Interest rate contracts	$27,350	$1,709	$31,250	$685

Instruments not designated as accounting hedges:
Foreign exchange contracts	$91,165	$1,425	$76,868	$323

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of March 28, 2020 and September 28, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $2.0 billion and $1.6 billion, respectively, which were included in other current liabilities in the Condensed Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of March 28, 2020 and September 28, 2019, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $6.4 billion and $2.7 billion, respectively, resulting in net derivative liabilities of $279 million and $407 million, respectively.

Apple Inc. | Q2 2020 Form 10-Q | 14

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
As of both March 28, 2020 and September 28, 2019, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 41% and 51% of total trade receivables as of March 28, 2020 and September 28, 2019, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of March 28, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 53% and 16%. As of September 28, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 59% and 14%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 28, 2020 and September 28, 2019 (in millions):
Property, Plant and Equipment, Net

	March 28, 2020	September 28, 2019
Land and buildings	$17,856	$17,085
Machinery, equipment and internal-use software	71,273	69,797
Leasehold improvements	9,614	9,075
Gross property, plant and equipment	98,743	95,957
Accumulated depreciation and amortization	(62,854)	(58,579)
Total property, plant and equipment, net	$35,889	$37,378

Other Non-Current Liabilities

	March 28, 2020	September 28, 2019
Long-term taxes payable	$28,188	$29,545
Other non-current liabilities	28,607	20,958
Total other non-current liabilities	$56,795	$50,503

Apple Inc. | Q2 2020 Form 10-Q | 15

Other Income/(Expense), Net
The following table shows the detail of OI&E for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest and dividend income	$1,049	$1,358	$2,094	$2,665
Interest expense	(757)	(1,010)	(1,542)	(1,900)
Other income/(expense), net	(10)	30	79	173
Total other income/(expense), net	$282	$378	$631	$938

Note 5 – Income Taxes
Uncertain Tax Positions
As of March 28, 2020, the total amount of gross unrecognized tax benefits was $16.7 billion, of which $8.9 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.3 billion of gross interest and penalties related to income tax matters as of March 28, 2020.
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
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of March 28, 2020, the adjusted recovery amount was €12.9 billion, excluding interest. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company believes the State Aid Decision to be without merit and appealed to the General Court of the Court of Justice of the European Union. Ireland has also appealed the State Aid Decision. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the U.S. Tax Cuts and Jobs Act. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all appeals. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.

Apple Inc. | Q2 2020 Form 10-Q | 16

Note 6 – Debt
Commercial Paper and Repurchase Agreement
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 28, 2020 and September 28, 2019, the Company had $7.5 billion and $6.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 1.39% and 2.24% as of March 28, 2020 and September 28, 2019, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 28, 2020 and March 30, 2019 (in millions):

	Six Months Ended
	March 28, 2020	March 30, 2019
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$1,377	$(2,484)

Maturities greater than 90 days:
Proceeds from commercial paper	4,797	10,235
Repayments of commercial paper	(4,656)	(7,787)
Proceeds from commercial paper, net	141	2,448

Total proceeds from/(repayments of) commercial paper, net	$1,518	$(36)

In the second quarter of 2020, the Company entered into an agreement to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repo”). Due to the Company’s continuing involvement with the marketable securities, the Company accounts for the Repo as a collateralized borrowing. As of March 28, 2020, the Company had a $2.6 billion Repo liability with a maturity of less than six months, and had pledged $2.6 billion of marketable securities as collateral.
Term Debt
As of March 28, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $98.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of March 28, 2020 and September 28, 2019:

	Maturities (calendar year)			March 28, 2020				September 28, 2019
				Amount (in millions)	Effective Interest Rate			Amount (in millions)	Effective Interest Rate
2013 – 2019 debt issuances:
Floating-rate notes	2020	–	2022	$3,250	1.80%	–	2.81%	$4,250	2.25%	–	3.28%
Fixed-rate 0.350% – 4.650% notes	2020	–	2049	92,554	0.28%	–	4.78%	97,429	0.28%	–	4.78%

First quarter 2020 debt issuance of €2.0 billion:
Fixed-rate 0.000% – 0.500% notes	2025	–	2031	2,164	0.03%	–	0.56%	—			—%
Total term debt				97,968				101,679

Unamortized premium/(discount) and issuance costs, net				(220)				(224)
Hedge accounting fair value adjustments				1,730				612
Less: Current portion of term debt				(10,392)				(10,260)
Total non-current portion of term debt				$89,086				$91,807
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

Apple Inc. | Q2 2020 Form 10-Q | 17

A portion of the Company’s Japanese yen–denominated notes is designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. As of March 28, 2020 and September 28, 2019, the carrying value of the debt designated as a net investment hedge was $663 million and $1.0 billion, respectively. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $725 million and $1.5 billion of interest cost on its term debt for the three- and six-month periods ended March 28, 2020, respectively. The Company recognized $828 million and $1.6 billion of interest cost on its term debt for the three- and six-month periods ended March 30, 2019, respectively.
As of March 28, 2020 and September 28, 2019, the fair value of the Company’s Notes, based on Level 2 inputs, was $105.6 billion and $107.5 billion, respectively.
Note 7 – Shareholders’ Equity
As of March 28, 2020, the Company was authorized to purchase up to $175 billion of the Company’s common stock under a share repurchase program, of which $134.6 billion had been utilized. During the six months ended March 28, 2020, the Company repurchased 135.0 million shares of its common stock for $38.5 billion, including 30.4 million shares initially delivered under a $10.0 billion accelerated share repurchase arrangement (“ASR”) dated November 2019. On April 30, 2020, the Company announced the Board of Directors increased the share repurchase program authorization by $50 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Under the Company’s ASR, financial institutions deliver shares of the Company’s common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the purchase period, which will end in May 2020. The shares received are retired in the periods they are delivered, and the up-front payment is accounted for as a reduction to retained earnings in the Company’s Condensed Consolidated Statement of Shareholders’ Equity in the period the payment is made.
Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as hedges, and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line items, for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Items	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$34	$(97)	$(63)	$(34)
	Total cost of sales	12	(76)	(159)	(451)
	Other income/(expense), net	771	52	548	448
Interest rate contracts	Other income/(expense), net	1	2	3	3
		818	(119)	329	(34)
Unrealized (gains)/losses on marketable debt securities	Other income/(expense), net	37	36	24	83
Total amounts reclassified from AOCI		$855	$(83)	$353	$49

Apple Inc. | Q2 2020 Form 10-Q | 18

The following table shows the changes in AOCI by component for the six months ended March 28, 2020 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Debt Securities	Total
Balances as of September 28, 2019	$(1,463)	$172	$707	$(584)
Other comprehensive income/(loss) before reclassifications	(356)	(151)	(2,860)	(3,367)
Amounts reclassified from AOCI	—	329	24	353
Tax effect	(8)	26	655	673
Other comprehensive income/(loss)	(364)	204	(2,181)	(2,341)
Cumulative effect of change in accounting principle (1)	—	136	—	136
Balances as of March 28, 2020	$(1,827)	$512	$(1,474)	$(2,789)

(1)	Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2017-12 at the beginning of the first quarter of 2020.
Note 9 – Benefit Plans
Stock Plans
The Company had 193.7 million shares reserved for future issuance under its stock plans as of March 28, 2020. Restricted stock units (“RSUs”) granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the Company’s stock plans reduce the number of shares available for grant under the plans by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended March 28, 2020, Section 16 officers Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended March 28, 2020 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 28, 2019	81,517	$169.18
RSUs granted	35,639	$225.14
RSUs vested	(19,660)	$151.02
RSUs canceled	(2,316)	$187.21
Balance as of March 28, 2020	95,180	$193.45	$23,580

The fair value as of the respective vesting dates of RSUs was $558 million and $4.8 billion for the three- and six-month periods ended March 28, 2020, respectively, and was $348 million and $4.4 billion for the three- and six-month periods ended March 30, 2019, respectively.

Apple Inc. | Q2 2020 Form 10-Q | 19

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Share-based compensation expense	$1,697	$1,514	$3,407	$3,073
Income tax benefit related to share-based compensation expense	$(444)	$(331)	$(1,202)	$(1,081)

As of March 28, 2020, the total unrecognized compensation cost related to outstanding RSUs and stock options was $14.5 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Beginning accrued warranty and related costs	$3,873	$3,819	$3,570	$3,692
Cost of warranty claims	(689)	(915)	(1,604)	(1,911)
Accruals for product warranty	739	583	1,957	1,706
Ending accrued warranty and related costs	$3,923	$3,487	$3,923	$3,487

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

Apple Inc. | Q2 2020 Form 10-Q | 20

Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, Internet and telecommunication services, intellectual property licenses and content creation. As of March 28, 2020, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $9.9 billion.
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
VirnetX
VirnetX, Inc. (“VirnetX”) filed two lawsuits in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”) against the Company alleging that certain Company products infringe four patents (the “VirnetX Patents”) relating to network communications technology (“VirnetX I” and “VirnetX II”). On September 30, 2016, a jury returned a verdict in VirnetX I against the Company and awarded damages of $302 million, which later increased to $440 million in post-trial proceedings. The Company appealed the VirnetX I verdict to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 11, 2018, a jury returned a verdict in VirnetX II against the Company and awarded damages of $503 million. The Company appealed the VirnetX II verdict to the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed-in-part, reversed-in-part, and remanded VirnetX II back to the Eastern Texas District Court. The Company has challenged the validity of the VirnetX Patents at the U.S. Patent and Trademark Office (the “PTO”). In response, the PTO has declared the VirnetX Patents invalid. VirnetX appealed the invalidity decision of the PTO to the Federal Circuit. The Federal Circuit consolidated the Company’s appeal of the Eastern Texas District Court VirnetX I verdict and VirnetX’s appeals from the PTO invalidity proceedings. On January 15, 2019, the Federal Circuit affirmed the VirnetX I verdict, which the Company subsequently paid, including damages and interest. On July 8, 2019, the Federal Circuit remanded one of VirnetX’s two appeals of the PTO’s invalidity decisions back to the PTO for further proceedings. On August 1, 2019, the Federal Circuit affirmed-in-part, vacated-in-part, and remanded back to the PTO portions of VirnetX’s second appeal.
iOS Performance Management Cases
Various civil litigation matters have been filed in state and federal courts in the U.S. and in various international jurisdictions alleging violation of consumer protection laws, fraud, computer intrusion and other causes of action related to the Company’s performance management feature used in its iPhone operating systems, introduced to certain iPhones in iOS updates 10.2.1 and 11.2. The claims seek monetary damages and other non-monetary relief. On April 5, 2018, several U.S. federal actions were consolidated through a Multidistrict Litigation process into a single action in the U.S. District Court for the Northern District of California (the “Northern California District Court”). On February 28, 2020, the parties in the Multidistrict Litigation reached a settlement to resolve the U.S. federal and California state class actions. Under the terms of the settlement, which is subject to the Northern California District Court’s approval, the Company has agreed to pay up to $500 million in the aggregate to certain U.S. owners of iPhones if certain conditions are met. The final amount of the settlement will be determined based on the number of consumers who file valid claims and the attorneys’ fee award. However, the Company has agreed to pay at least $310 million to settle the claims. In addition to civil litigation, the Company is also responding to governmental investigations and requests for information relating to the performance management feature. The Company continues to believe that its iPhones were not defective, that the performance management feature introduced with iOS updates 10.2.1 and 11.2 was intended to, and did, improve customers’ user experience, and that the Company did not make any misleading statements or fail to disclose any material information. The Company has accrued its best estimate for the ultimate resolution of these matters.
French Competition Authority
On March 16, 2020, the French Competition Authority (“FCA”) announced its decision that aspects of the Company’s sales and distribution practices in France violate French competition law, and issued a fine of €1.1 billion. The Company strongly disagrees with the FCA’s decision, and plans to appeal.

Apple Inc. | Q2 2020 Form 10-Q | 21

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
The following table shows information by reportable segment for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Americas:
Net sales	$25,473	$25,596	$66,840	$62,536
Operating income	$7,261	$7,687	$20,353	$18,887

Europe:
Net sales	$14,294	$13,054	$37,567	$33,417
Operating income	$4,528	$4,026	$12,247	$10,684

Greater China:
Net sales	$9,455	$10,218	$23,033	$23,387
Operating income	$3,758	$3,607	$9,121	$8,921

Japan:
Net sales	$5,206	$5,532	$11,429	$12,442
Operating income	$2,236	$2,390	$5,014	$5,404

Rest of Asia Pacific:
Net sales	$3,885	$3,615	$11,263	$10,543
Operating income	$1,290	$1,096	$4,021	$3,656

Apple Inc. | Q2 2020 Form 10-Q | 22

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2020 and March 30, 2019 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Segment operating income	$19,073	$18,806	$50,756	$47,552
Research and development expense	(4,565)	(3,948)	(9,016)	(7,850)
Other corporate expenses, net	(1,655)	(1,443)	(3,318)	(2,941)
Total operating income	$12,853	$13,415	$38,422	$36,761

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
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $363 million and $732 million for the three- and six-month periods ended March 28, 2020, respectively. Lease costs associated with variable payments on the Company’s leases were $1.9 billion and $4.8 billion for the three- and six-month periods ended March 28, 2020, respectively.
For the three- and six-month periods ended March 28, 2020, the Company made $353 million and $702 million of fixed cash payments related to operating leases, respectively. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $1.2 billion and $9.3 billion for the three- and six-month periods ended March 28, 2020, respectively, including the impact of adopting the new leases standard in the first quarter of 2020.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of March 28, 2020 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	March 28, 2020
Right-of-use assets:
Operating leases	Other non-current assets	$8,097
Finance leases	Property, plant and equipment, net	631
Total right-of-use assets		$8,728

Lease liabilities:
Operating leases	Other current liabilities	$1,185
	Other non-current liabilities	7,421
Finance leases	Other current liabilities	19
	Other non-current liabilities	629
Total lease liabilities		$9,254

Apple Inc. | Q2 2020 Form 10-Q | 23

Lease liability maturities as of March 28, 2020, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020 (remaining six months)	$559	$14	$573
2021	1,428	40	1,468
2022	1,298	38	1,336
2023	1,091	49	1,140
2024	951	26	977
Thereafter	4,269	920	5,189
Total undiscounted liabilities	9,596	1,087	10,683
Less: Imputed interest	(990)	(439)	(1,429)
Total lease liabilities	$8,606	$648	$9,254

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 28, 2020 were 10.7 years and 2.2%, respectively. The Company’s lease discount rates are generally based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of March 28, 2020, the Company had $1.8 billion of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2020 and 2022, with lease terms ranging from less than 1 year to 21 years.

Apple Inc. | Q2 2020 Form 10-Q | 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 28, 2019 (the “2019 Form 10-K”) and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Apple” as used herein refers collectively to Apple Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Available Information
The Company periodically provides certain information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
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
COVID-19 Update
A novel strain of coronavirus (“COVID-19”) has spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price.
During February 2020, following the initial outbreak of the virus in China, the Company experienced disruptions to its manufacturing, supply chain and logistical services provided by outsourcing partners, resulting in temporary iPhone supply shortages that affected sales worldwide. Also, the Company’s sales of its products in China were adversely affected as public health measures and other actions to curb the spread of the virus, including the temporary closure of the Company’s retail stores and channel partner points of sale, were put in place.
The virus spread further around the world as the quarter progressed, and social distancing measures and shelter-in-place orders were introduced in many countries. Effective March 13, 2020, the Company temporarily closed all of its retail stores outside of China. The Company has also required substantially all of its employees in all of its offices outside of China to work remotely. Additionally, many of the Company’s channel partner points of sale outside of China temporarily closed. As a result of the above factors, the Company also experienced weakened demand for its products and services outside of China during the last three weeks of the quarter.

Apple Inc. | Q2 2020 Form 10-Q | 25

The COVID-19 pandemic has continued to adversely impact demand for certain of the Company’s products and services through April 2020. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. See “The Company’s business, results of operations, financial condition and stock price have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic” in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.”
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
Second Quarter Fiscal 2020 Highlights
Total net sales increased 1% or $298 million during the second quarter of 2020 compared to the same quarter in 2019, primarily driven by higher Services and Wearables, Home and Accessories net sales, partially offset by lower iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the second quarter of 2020.
During the second quarter of 2020, the Company released an updated iPad Pro® and added trackpad support to iPadOS®. Additionally, the Company released an updated MacBook Air®.
The Company repurchased $18.5 billion of its common stock and paid dividends and dividend equivalents of $3.4 billion during the second quarter of 2020.
Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Net sales by category:
iPhone (1)	$28,962	$31,051	(7)%	$84,919	$83,033	2%
Mac (1)	5,351	5,513	(3)%	12,511	12,929	(3)%
iPad (1)	4,368	4,872	(10)%	10,345	11,601	(11)%
Wearables, Home and Accessories (1)(2)	6,284	5,129	23%	16,294	12,437	31%
Services (3)	13,348	11,450	17%	26,063	22,325	17%
Total net sales	$58,313	$58,015	1%	$150,132	$142,325	5%

(1)	Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.

(2)	Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.

(3)
Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, licensing and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud storage and Apple TV + services, which are bundled in the sales price of certain products.

iPhone
iPhone net sales decreased during the second quarter of 2020 compared to the second quarter of 2019 due primarily to the unfavorable impact of the COVID-19 pandemic. Year-over-year iPhone net sales increased during the first six months of 2020 due primarily to the successful launch of the Company’s new iPhone models during the first quarter of 2020, partially offset by the unfavorable impact of the COVID-19 pandemic during the second quarter of 2020.
Mac
Mac net sales decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to lower net sales of Mac portable computers and the impact of the COVID-19 pandemic.

Apple Inc. | Q2 2020 Form 10-Q | 26

iPad
iPad net sales decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to lower net sales of iPad Pro and the impact of the COVID-19 pandemic.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the second quarter and first six months of 2020 compared to the same periods in 2019, despite the impact of the COVID-19 pandemic, due to higher net sales of Wearables, primarily AirPods.
Services
Services net sales increased during the second quarter of 2020 compared to the second quarter of 2019, despite the impact of the COVID-19 pandemic, due primarily to higher net sales from the App Store, licensing and Cloud Services. Year-over-year Services net sales increased during the first six months of 2020 due primarily to higher net sales from the App Store, licensing and AppleCare.
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
The following table shows net sales by reportable segment for the three- and six-month periods ended March 28, 2020 and March 30, 2019 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Net sales by reportable segment:
Americas	$25,473	$25,596	—%	$66,840	$62,536	7%
Europe	14,294	13,054	9%	37,567	33,417	12%
Greater China	9,455	10,218	(7)%	23,033	23,387	(2)%
Japan	5,206	5,532	(6)%	11,429	12,442	(8)%
Rest of Asia Pacific	3,885	3,615	7%	11,263	10,543	7%
Total net sales	$58,313	$58,015	1%	$150,132	$142,325	5%
Americas
Americas net sales were flat during the second quarter of 2020 compared to the second quarter of 2019 due primarily to lower iPhone net sales as a result of the COVID-19 pandemic, largely offset by higher Services and Wearables, Home and Accessories net sales. Year-over-year Americas net sales increased during the first six months of 2020 due primarily to higher Services, Wearables, Home and Accessories and iPhone net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during the second quarter and first six months of 2020.
Europe
Europe net sales increased during the second quarter and first six months of 2020 compared to the same periods in 2019, despite the impact of the COVID-19 pandemic, due primarily to higher iPhone and Wearables, Home and Accessories net sales, partially offset by lower iPad net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the second quarter and first six months of 2020.

Apple Inc. | Q2 2020 Form 10-Q | 27

Greater China
Greater China net sales decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to lower iPhone net sales as a result of the COVID-19 pandemic, partially offset by higher Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the second quarter and first six months of 2020.
Japan
Japan net sales decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to lower iPhone net sales attributable to lower carrier subsidies and as a result of the COVID-19 pandemic, partially offset by higher Services net sales. The strength of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during the second quarter and first six months of 2020.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the second quarter of 2020 compared to the second quarter of 2019, despite the impact of the COVID-19 pandemic, due primarily to higher Wearables, Home and Accessories and iPhone net sales, partially offset by lower iPad net sales. Year-over-year Rest of Asia Pacific net sales increased during the first six months of 2020 due primarily to higher Wearables, Home and Accessories and Services net sales. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during the second quarter and first six months of 2020.
Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended March 28, 2020 and March 30, 2019 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Gross margin:
Products	$13,644	$14,518	$40,673	$39,715
Services	8,726	7,303	16,914	14,137
Total gross margin	$22,370	$21,821	$57,587	$53,852

Gross margin percentage:
Products	30.3%	31.2%	32.8%	33.1%
Services	65.4%	63.8%	64.9%	63.3%
Total gross margin percentage	38.4%	37.6%	38.4%	37.8%
Products Gross Margin
Products gross margin and Products gross margin percentage decreased during the second quarter of 2020 compared to the second quarter of 2019 due primarily to the weakness in foreign currencies relative to the U.S. dollar and the impact of the COVID-19 pandemic.
Products gross margin increased during the first six months of 2020 compared to the same period in 2019 due primarily to higher Products volume and favorable Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar and the impact of the COVID-19 pandemic. Year-over-year Products gross margin percentage decreased during the first six months of 2020 due primarily to the weakness in foreign currencies relative to the U.S. dollar and the impact of the COVID-19 pandemic, partially offset by higher leverage.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to higher Services net sales. Services gross margin percentage increased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to a favorable Services mix and higher leverage, partially offset by higher Services costs.

Apple Inc. | Q2 2020 Form 10-Q | 28

The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and remain under downward pressure.
Operating Expenses
Operating expenses for the three- and six-month periods ended March 28, 2020 and March 30, 2019 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Research and development	$4,565	$3,948	$9,016	$7,850
Percentage of total net sales	8%	7%	6%	6%
Selling, general and administrative	$4,952	$4,458	$10,149	$9,241
Percentage of total net sales	8%	8%	7%	6%
Total operating expenses	$9,517	$8,406	$19,165	$17,091
Percentage of total net sales	16%	14%	13%	12%
Research and Development
The growth in research and development (“R&D”) expense during the second quarter and first six months of 2020 compared to the same periods in 2019 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter and first six months of 2020 compared to the same periods in 2019 was driven primarily by higher spending on marketing and advertising and increases in headcount-related expenses.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three- and six-month periods ended March 28, 2020 and March 30, 2019 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Interest and dividend income	$1,049	$1,358		$2,094	$2,665
Interest expense	(757)	(1,010)		(1,542)	(1,900)
Other income/(expense), net	(10)	30		79	173
Total other income/(expense), net	$282	$378	(25)%	$631	$938	(33)%
OI&E decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to lower interest income, partially offset by lower interest expense. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 2.01% and 2.27% in the second quarter of 2020 and 2019, respectively, and 2.05% and 2.23% in the first six months of 2020 and 2019, respectively.

Apple Inc. | Q2 2020 Form 10-Q | 29

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 28, 2020 and March 30, 2019 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Provision for income taxes	$1,886	$2,232	$5,568	$6,173
Effective tax rate	14.4%	16.2%	14.3%	16.4%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter and first six months of 2020 was lower than the statutory federal income tax rate due primarily to lower taxes on foreign earnings, including the impact of tax settlements.
The Company’s effective tax rate for the second quarter of 2020 was lower compared to the second quarter of 2019 due to lower taxes on foreign earnings, including the impact of tax settlements. The Company’s effective tax rate for the first six months of 2020 was lower compared to the same period in 2019 due to the one-time adjustment of U.S. foreign tax credits in response to regulations issued by the U.S. Department of the Treasury in December 2019 and lower taxes on foreign earnings, including the impact of tax settlements.
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
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of March 28, 2020 and September 28, 2019 and for the first six months of 2020 and 2019 (in millions):

	March 28, 2020	September 28, 2019
Cash, cash equivalents and marketable securities (1)	$192,844	$205,898
Property, plant and equipment, net	$35,889	$37,378
Commercial paper and repurchase agreement	$10,029	$5,980
Total term debt	$99,478	$102,067
Working capital	$47,659	$57,101

	Six Months Ended
	March 28, 2020	March 30, 2019
Cash generated by operating activities	$43,827	$37,845
Cash generated by/(used in) investing activities	$(4,655)	$19,192
Cash used in financing activities	$(46,347)	$(43,133)

(1)
As of March 28, 2020 and September 28, 2019, total marketable securities included $17.6 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements. Additionally, as of March 28, 2020, $2.6 billion of marketable securities were pledged as collateral under a repurchase agreement (refer to Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).

Apple Inc. | Q2 2020 Form 10-Q | 30

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of March 28, 2020, the adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all appeals.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the six months ended March 28, 2020, cash generated by operating activities of $43.8 billion was a result of $33.5 billion of net income, non-cash adjustments to net income of $8.1 billion and an increase in the net change in operating assets and liabilities of $2.2 billion. Cash used in investing activities of $4.7 billion during the six months ended March 28, 2020 consisted primarily of cash used for purchases of marketable securities, net of maturities and sales, of $1.0 billion and cash used to acquire property, plant and equipment of $4.0 billion. Cash used in financing activities of $46.3 billion during the six months ended March 28, 2020 consisted primarily of cash used to repurchase common stock of $39.3 billion, cash used to pay dividends and dividend equivalents of $6.9 billion and cash used to repay or redeem term debt of $5.3 billion, partially offset by net proceeds from commercial paper and repurchase agreement of $4.1 billion and net proceeds from the issuance of term debt of $2.2 billion.
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
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 28, 2020, the Company had $7.5 billion of Commercial Paper outstanding, with a weighted-average interest rate of 1.39% and maturities generally less than nine months.
In the second quarter of 2020, the Company entered into an agreement to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repo”). Due to the Company’s continuing involvement with the marketable securities, the Company accounts for the Repo as a collateralized borrowing. As of March 28, 2020, the Company had a $2.6 billion Repo liability with a maturity of less than six months, and had pledged $2.6 billion of marketable securities as collateral.
As of March 28, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $98.0 billion (collectively the “Notes”). During the first six months of 2020, the Company issued $2.2 billion and repaid or redeemed $5.3 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
As of March 28, 2020, the Company was authorized to purchase up to $175 billion of the Company’s common stock under a share repurchase program, of which $134.6 billion had been utilized. During the six months ended March 28, 2020, the Company repurchased 135.0 million shares of its common stock for $38.5 billion, including 30.4 million shares initially delivered under a $10.0 billion accelerated share repurchase arrangement dated November 2019. On April 30, 2020, the Company announced the Board of Directors increased the share repurchase program authorization by $50 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On April 30, 2020, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.77 to $0.82 per share, beginning with the dividend to be paid during the third quarter of 2020. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.

Apple Inc. | Q2 2020 Form 10-Q | 31

Contractual Obligations
Leases
As of March 28, 2020, the Company’s total fixed lease payment obligations were $12.5 billion, of which $8.1 billion was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company’s leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 28, 2020, the Company expects to pay $29.3 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, Internet and telecommunications services, content creation and other activities. As of March 28, 2020, the Company had other purchase obligations of $8.7 billion.
Deemed Repatriation Tax Payable
As of March 28, 2020, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”) was $28.2 billion, and was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act.
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
There have been no material changes to the Company’s market risk during the first six months of 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 Form 10-K.

Apple Inc. | Q2 2020 Form 10-Q | 32

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 28, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Apple Inc. | Q2 2020 Form 10-Q | 33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company’s material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies.”
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A.	Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2019 Form 10-K.
The Company’s business, results of operations, financial condition and stock price have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
COVID-19 has spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.
The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. During February 2020, following the initial outbreak of the virus in China, the Company experienced disruptions to its manufacturing, supply chain and logistical services provided by outsourcing partners, resulting in temporary iPhone supply shortages that affected sales worldwide. Also, the Company’s sales of its products in China were adversely affected as public health measures and other actions to curb the spread of the virus, including the temporary closure of the Company’s retail stores and channel partner points of sale, were put in place. The virus spread further around the world as the quarter progressed, and social distancing measures and shelter-in-place orders were introduced in many countries. Effective March 13, 2020, the Company temporarily closed all of its retail stores outside of China. The Company has also required substantially all of its employees in all of its offices outside of China to work remotely. Additionally, many of the Company’s channel partner points of sale outside of China temporarily closed. As a result, the Company also experienced weakened demand for its products and services outside of China during the last three weeks of the quarter. The COVID-19 pandemic has continued to adversely impact demand for certain of the Company’s products and services through April 2020.
The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.
To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors.”

Apple Inc. | Q2 2020 Form 10-Q | 34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 28, 2020 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2019 to February 1, 2020:
Open market and privately negotiated purchases	17,794	$309.09	17,794

February 2, 2020 to February 29, 2020:
Open market and privately negotiated purchases	15,725	$302.06	15,725

March 1, 2020 to March 28, 2020:
Open market and privately negotiated purchases	31,158	$265.27	31,158
Total	64,677			$40,353

(1)
As of March 28, 2020, the Company was authorized to purchase up to $175 billion of the Company’s common stock under a share repurchase program approved on April 30, 2019, of which $134.6 billion had been utilized. The remaining $40.4 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 28, 2020. On April 30, 2020, the Company announced the Board of Directors increased the share repurchase program authorization by $50 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Apple Inc. | Q2 2020 Form 10-Q | 35

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

Apple Inc. | Q2 2020 Form 10-Q | 36

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2020	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer

Apple Inc. | Q2 2020 Form 10-Q | 37