Form 10-Q
period 2020-06-27
Apple Inc.
filed 2020-07-31
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
or
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
Yes  ☐    No  ☒

4,275,634,000 shares of common stock were issued and outstanding as of July 17, 2020.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 27, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Products	$46,529	$42,354	$170,598	$162,354
Services	13,156	11,455	39,219	33,780
Total net sales	59,685	53,809	209,817	196,134

Cost of sales:
Products	32,693	29,473	116,089	109,758
Services	4,312	4,109	13,461	12,297
Total cost of sales	37,005	33,582	129,550	122,055
Gross margin	22,680	20,227	80,267	74,079

Operating expenses:
Research and development	4,758	4,257	13,774	12,107
Selling, general and administrative	4,831	4,426	14,980	13,667
Total operating expenses	9,589	8,683	28,754	25,774

Operating income	13,091	11,544	51,513	48,305
Other income/(expense), net	46	367	677	1,305
Income before provision for income taxes	13,137	11,911	52,190	49,610
Provision for income taxes	1,884	1,867	7,452	8,040
Net income	$11,253	$10,044	$44,738	$41,570

Earnings per share:
Basic	$2.61	$2.20	$10.25	$8.92
Diluted	$2.58	$2.18	$10.16	$8.86

Shares used in computing earnings per share:
Basic	4,312,573	4,570,633	4,362,571	4,660,175
Diluted	4,354,788	4,601,380	4,404,695	4,691,759
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2020 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$11,253	$10,044	$44,738	$41,570
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	194	(219)	(170)	(123)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	78	(108)	46	(492)
Adjustment for net (gains)/losses realized and included in net income	(1,120)	(44)	(884)	(107)
Total change in unrealized gains/losses on derivative instruments	(1,042)	(152)	(838)	(599)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	3,098	1,253	898	3,405
Adjustment for net (gains)/losses realized and included in net income	(11)	(22)	8	43
Total change in unrealized gains/losses on marketable debt securities	3,087	1,231	906	3,448

Total other comprehensive income/(loss)	2,239	860	(102)	2,726
Total comprehensive income	$13,492	$10,904	$44,636	$44,296
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2020 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	June 27, 2020	September 28, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$33,383	$48,844
Marketable securities	59,642	51,713
Accounts receivable, net	17,882	22,926
Inventories	3,978	4,106
Vendor non-trade receivables	14,193	22,878
Other current assets	10,987	12,352
Total current assets	140,065	162,819

Non-current assets:
Marketable securities	100,592	105,341
Property, plant and equipment, net	35,687	37,378
Other non-current assets	41,000	32,978
Total non-current assets	177,279	175,697
Total assets	$317,344	$338,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$35,325	$46,236
Other current liabilities	35,005	37,720
Deferred revenue	6,313	5,522
Commercial paper and repurchase agreements	11,166	5,980
Term debt	7,509	10,260
Total current liabilities	95,318	105,718

Non-current liabilities:
Term debt	94,048	91,807
Other non-current liabilities	55,696	50,503
Total non-current liabilities	149,744	142,310
Total liabilities	245,062	248,028

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 12,600,000 shares authorized; 4,283,939 and 4,443,236 shares issued and outstanding, respectively	48,696	45,174
Retained earnings	24,136	45,898
Accumulated other comprehensive income/(loss)	(550)	(584)
Total shareholders’ equity	72,282	90,488
Total liabilities and shareholders’ equity	$317,344	$338,516
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2020 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total shareholders’ equity, beginning balances	$78,425	$105,860	$90,488	$107,147

Common stock and additional paid-in capital:
Beginning balances	48,032	42,801	45,174	40,201
Common stock issued	—	1	430	391
Common stock withheld related to net share settlement of equity awards	(1,071)	(958)	(2,123)	(1,885)
Share-based compensation	1,735	1,527	5,215	4,664
Ending balances	48,696	43,371	48,696	43,371

Retained earnings:
Beginning balances	33,182	64,558	45,898	70,400
Net income	11,253	10,044	44,738	41,570
Dividends and dividend equivalents declared	(3,611)	(3,580)	(10,528)	(10,605)
Common stock withheld related to net share settlement of equity awards	(688)	(336)	(1,320)	(944)
Common stock repurchased	(16,000)	(16,962)	(54,516)	(49,198)
Cumulative effects of changes in accounting principles	—	—	(136)	2,501
Ending balances	24,136	53,724	24,136	53,724

Accumulated other comprehensive income/(loss):
Beginning balances	(2,789)	(1,499)	(584)	(3,454)
Other comprehensive income/(loss)	2,239	860	(102)	2,726
Cumulative effects of changes in accounting principles	—	—	136	89
Ending balances	(550)	(639)	(550)	(639)

Total shareholders’ equity, ending balances	$72,282	$96,456	$72,282	$96,456

Dividends and dividend equivalents declared per share or RSU	$0.82	$0.77	$2.36	$2.23
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2020 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 27, 2020	June 29, 2019
Cash, cash equivalents and restricted cash, beginning balances	$50,224	$25,913
Operating activities:
Net income	44,738	41,570
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,354	9,368
Share-based compensation expense	5,105	4,569
Deferred income tax expense/(benefit)	182	(38)
Other	(94)	(340)
Changes in operating assets and liabilities:
Accounts receivable, net	5,149	9,013
Inventories	10	496
Vendor non-trade receivables	8,685	13,483
Other current and non-current assets	(6,760)	693
Accounts payable	(10,787)	(19,804)
Deferred revenue	1,649	(776)
Other current and non-current liabilities	3,867	(8,753)
Cash generated by operating activities	60,098	49,481
Investing activities:
Purchases of marketable securities	(96,606)	(21,902)
Proceeds from maturities of marketable securities	54,865	26,783
Proceeds from sales of marketable securities	39,760	49,516
Payments for acquisition of property, plant and equipment	(5,525)	(7,718)
Payments made in connection with business acquisitions, net	(1,473)	(611)
Purchases of non-marketable securities	(210)	(632)
Proceeds from non-marketable securities	58	1,526
Other	(689)	(268)
Cash generated by/(used in) investing activities	(9,820)	46,694
Financing activities:
Proceeds from issuance of common stock	430	391
Payments for taxes related to net share settlement of equity awards	(3,234)	(2,626)
Payments for dividends and dividend equivalents	(10,570)	(10,640)
Repurchases of common stock	(55,171)	(49,453)
Proceeds from issuance of term debt, net	10,635	—
Repayments of term debt	(12,629)	(5,500)
Proceeds from/(Repayments of) commercial paper, net	31	(2,026)
Proceeds from repurchase agreements	5,165	—
Other	(120)	(83)
Cash used in financing activities	(65,463)	(69,937)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(15,185)	26,238
Cash, cash equivalents and restricted cash, ending balances	$35,039	$52,151
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$8,410	$11,795
Cash paid for interest	$2,275	$2,563
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2020 Form 10-Q | 5

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
Apple Inc. | Q3 2020 Form 10-Q | 6

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net income	$11,253	$10,044	$44,738	$41,570

Denominator:
Weighted-average basic shares outstanding	4,312,573	4,570,633	4,362,571	4,660,175
Effect of dilutive securities	42,215	30,747	42,124	31,584
Weighted-average diluted shares	4,354,788	4,601,380	4,404,695	4,691,759

Basic earnings per share	$2.61	$2.20	$10.25	$8.92
Diluted earnings per share	$2.58	$2.18	$10.16	$8.86
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
Apple Inc. | Q3 2020 Form 10-Q | 7

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
Deferred Revenue
As of June 27, 2020 and September 28, 2019, the Company had total deferred revenue of $9.8 billion and $8.1 billion, respectively. As of June 27, 2020, the Company expects 65% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 7% within two-to-three years and 2% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
iPhone (1)	$26,418	$25,986	$111,337	$109,019
Mac (1)	7,079	5,820	19,590	18,749
iPad (1)	6,582	5,023	16,927	16,624
Wearables, Home and Accessories (1)(2)	6,450	5,525	22,744	17,962
Services (3)	13,156	11,455	39,219	33,780
Total net sales (4)	$59,685	$53,809	$209,817	$196,134
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod®, iPod touch® and Apple-branded and third-party accessories.
(3)Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare®, Advertising and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud storage and Apple TV + services, which are bundled in the sales price of certain products.
(4)Includes $2.1 billion of revenue recognized in the three months ended June 27, 2020 that was included in deferred revenue as of March 28, 2020, $2.0 billion of revenue recognized in the three months ended June 29, 2019 that was included in deferred revenue as of March 30, 2019, $4.0 billion of revenue recognized in the nine months ended June 27, 2020 that was included in deferred revenue as of September 28, 2019, and $4.9 billion of revenue recognized in the nine months ended June 29, 2019 that was included in deferred revenue as of September 29, 2018.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and nine-month periods ended June 27, 2020 and June 29, 2019.
Apple Inc. | Q3 2020 Form 10-Q | 8

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of June 27, 2020 and September 28, 2019 (in millions):

	June 27, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$20,253	$—	$—	$20,253	$20,253	$—	$—
Level 1 (1):
Money market funds	7,013	—	—	7,013	7,013	—	—
Subtotal	7,013	—	—	7,013	7,013	—	—
Level 2 (2):
U.S. Treasury securities	23,207	394	—	23,601	1,767	11,346	10,488
U.S. agency securities	7,129	9	(2)	7,136	59	2,737	4,340
Non-U.S. government securities	19,324	255	(272)	19,307	1	4,062	15,244
Certificates of deposit and time deposits	10,247	—	—	10,247	3,324	6,787	136
Commercial paper	12,105	—	—	12,105	936	11,169	—
Corporate debt securities	78,747	1,672	(280)	80,139	30	22,581	57,528
Municipal securities	964	20	—	984	—	43	941
Mortgage- and asset-backed securities	12,530	322	(20)	12,832	—	917	11,915
Subtotal	164,253	2,672	(574)	166,351	6,117	59,642	100,592
Total (3)	$191,519	$2,672	$(574)	$193,617	$33,383	$59,642	$100,592

	September 28, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$12,204	$—	$—	$12,204	$12,204	$—	$—
Level 1 (1):
Money market funds	15,897	—	—	15,897	15,897	—	—
Subtotal	15,897	—	—	15,897	15,897	—	—
Level 2 (2):
U.S. Treasury securities	30,293	33	(62)	30,264	6,165	9,817	14,282
U.S. agency securities	9,767	1	(3)	9,765	6,489	2,249	1,027
Non-U.S. government securities	19,821	337	(50)	20,108	749	3,168	16,191
Certificates of deposit and time deposits	4,041	—	—	4,041	2,024	1,922	95
Commercial paper	12,433	—	—	12,433	5,193	7,240	—
Corporate debt securities	85,383	756	(92)	86,047	123	26,127	59,797
Municipal securities	958	8	(1)	965	—	68	897
Mortgage- and asset-backed securities	14,180	67	(73)	14,174	—	1,122	13,052
Subtotal	176,876	1,202	(281)	177,797	20,743	51,713	105,341
Total (3)	$204,977	$1,202	$(281)	$205,898	$48,844	$51,713	$105,341
(1)Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
(2)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(3)As of June 27, 2020 and September 28, 2019, total marketable securities included $18.3 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements. Additionally, as of June 27, 2020, $5.3 billion of marketable securities were pledged as collateral under repurchase agreements (refer to Note 6, “Debt”).
Apple Inc. | Q3 2020 Form 10-Q | 9

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s non-current marketable debt securities generally range from one to five years.
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the duration and extent to which the fair value of the security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it will more likely than not be required to sell the security before recovery of its amortized cost basis. As of June 27, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of June 27, 2020 and September 28, 2019, the Company’s non-marketable equity securities had a carrying value of $2.8 billion and $2.9 billion, respectively.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of June 27, 2020 and September 28, 2019 is as follows (in millions):

	June 27, 2020	September 28, 2019
Cash and cash equivalents	$33,383	$48,844
Restricted cash included in other current assets	29	23
Restricted cash included in other non-current assets	1,627	1,357
Cash, cash equivalents and restricted cash	$35,039	$50,224
The Company’s restricted cash primarily consisted of cash to support the Company’s iPhone Upgrade Program.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of June 27, 2020, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 22 years.
Apple Inc. | Q3 2020 Form 10-Q | 10

The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of June 27, 2020, the Company’s hedged interest rate transactions are expected to be recognized within seven years.
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
Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI. Amounts excluded from the effectiveness assessment of fair value hedges and recognized in OI&E were gains of $119 million and $373 million for the three- and nine-month periods ended June 27, 2020, respectively.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
Apple Inc. | Q3 2020 Form 10-Q | 11

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of June 27, 2020 and September 28, 2019 (in millions):

	June 27, 2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,247	$172	$1,419
Interest rate contracts	$1,612	$—	$1,612

Derivative liabilities (2):
Foreign exchange contracts	$1,757	$277	$2,034

	September 28, 2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,798	$323	$2,121
Interest rate contracts	$685	$—	$685

Derivative liabilities (2):
Foreign exchange contracts	$1,341	$160	$1,501
Interest rate contracts	$105	$—	$105
(1)The fair value of derivative assets is measured using Level 2 fair value inputs and is included in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.
(2)The fair value of derivative liabilities is measured using Level 2 fair value inputs and is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.
The Company classifies cash flows related to derivative financial instruments as operating activities in its Condensed Consolidated Statements of Cash Flows.
Apple Inc. | Q3 2020 Form 10-Q | 12

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$366	$(147)	$175	$(689)
Interest rate contracts	(6)	—	(72)	—
Total	$360	$(147)	$103	$(689)

Net investment hedges:
Foreign currency debt	$(20)	$(32)	$15	$(55)

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$1,389	$53	$1,063	$69
Interest rate contracts	(3)	(2)	(6)	(5)
Total	$1,386	$51	$1,057	$64
Amounts excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI were losses of $220 million and $51 million for the three- and nine-month periods ended June 27, 2020, respectively.
The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 and as of June 27, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$(675)	$(136)	$(422)	$509
Interest rate contracts	57	671	1,185	1,793
Total	$(618)	$535	$763	$2,302

Gains/(Losses) related to hedged items (1):
Marketable securities	$675	$136	$422	$(508)
Fixed-rate debt	(57)	(671)	(1,185)	(1,793)
Total	$618	$(535)	$(763)	$(2,301)
Apple Inc. | Q3 2020 Form 10-Q | 13

June 27, 2020
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$15,736
Fixed-rate debt (3)	$(21,104)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$(146)
Fixed-rate debt carrying amount (increases)/decreases	$(1,612)
(1)Gains and losses related to fair value hedges are included in OI&E in the Condensed Consolidated Statements of Operations.
(2)The carrying amounts of marketable securities that are designated as hedged items in fair value hedges are included in current marketable securities and non-current marketable securities in the Condensed Consolidated Balance Sheet.
(3)The carrying amounts of fixed-rate debt instruments that are designated as hedged items in fair value hedges are included in current term debt and non-current term debt in the Condensed Consolidated Balance Sheet.
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 27, 2020 and September 28, 2019 (in millions):

	June 27, 2020		September 28, 2019
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$52,845	$1,247	$61,795	$1,798
Interest rate contracts	$19,500	$1,612	$31,250	$685

Instruments not designated as accounting hedges:
Foreign exchange contracts	$50,208	$172	$76,868	$323
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of June 27, 2020 and September 28, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $1.2 billion and $1.6 billion, respectively, which were included in other current liabilities in the Condensed Consolidated Balance Sheets.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of June 27, 2020 and September 28, 2019, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $3.3 billion and $2.7 billion, respectively, resulting in net derivative liabilities of $197 million and $407 million, respectively.
Apple Inc. | Q3 2020 Form 10-Q | 14

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
As of both June 27, 2020 and September 28, 2019, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 32% and 51% of total trade receivables as of June 27, 2020 and September 28, 2019, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of June 27, 2020, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 49%, 18% and 11%. As of September 28, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 59% and 14%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 27, 2020 and September 28, 2019 (in millions):
Property, Plant and Equipment, Net

	June 27, 2020	September 28, 2019
Land and buildings	$18,068	$17,085
Machinery, equipment and internal-use software	72,982	69,797
Leasehold improvements	9,867	9,075
Gross property, plant and equipment	100,917	95,957
Accumulated depreciation and amortization	(65,230)	(58,579)
Total property, plant and equipment, net	$35,687	$37,378
Other Non-Current Liabilities

	June 27, 2020	September 28, 2019
Long-term taxes payable	$28,188	$29,545
Other non-current liabilities	27,508	20,958
Total other non-current liabilities	$55,696	$50,503
Apple Inc. | Q3 2020 Form 10-Q | 15

Other Income/(Expense), Net
The following table shows the detail of OI&E for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest and dividend income	$901	$1,190	$2,995	$3,855
Interest expense	(697)	(866)	(2,239)	(2,766)
Other income/(expense), net	(158)	43	(79)	216
Total other income/(expense), net	$46	$367	$677	$1,305
Note 5 – Income Taxes
Uncertain Tax Positions
As of June 27, 2020, the total amount of gross unrecognized tax benefits was $16.2 billion, of which $8.6 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.3 billion of gross interest and penalties related to income tax matters as of June 27, 2020.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 in 2018, and all years before 2016 are closed. Tax years after 2014 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $4.8 billion.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. The General Court’s judgment is subject to appeal by the European Commission.
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of June 27, 2020, the adjusted recovery amount was €12.9 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Apple Inc. | Q3 2020 Form 10-Q | 16

Note 6 – Debt
Commercial Paper and Repurchase Agreements
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both June 27, 2020 and September 28, 2019, the Company had $6.0 billion of Commercial Paper outstanding with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.77% and 2.24% as of June 27, 2020 and September 28, 2019, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 27, 2020 and June 29, 2019 (in millions):

	Nine Months Ended
	June 27, 2020	June 29, 2019
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$401	$(3,720)

Maturities greater than 90 days:
Proceeds from commercial paper	5,373	12,977
Repayments of commercial paper	(5,743)	(11,283)
Proceeds from/(Repayments of) commercial paper, net	(370)	1,694

Total proceeds from/(repayments of) commercial paper, net	$31	$(2,026)
In 2020, the Company entered into agreements to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repos”). Due to the Company’s continuing involvement with the marketable securities, the Company accounts for its Repos as collateralized borrowings. As of June 27, 2020, the Company had $5.2 billion of Repo liabilities outstanding with maturities of less than three months, and had pledged $5.3 billion of marketable securities as collateral.
Term Debt
As of June 27, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $100.1 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of June 27, 2020 and September 28, 2019:

	Maturities (calendar year)	June 27, 2020		September 28, 2019
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2019 debt issuances:
Floating-rate notes	2021 – 2022	$2,250	0.80% – 1.49%	$4,250	2.25% – 3.28%
Fixed-rate 0.375% – 4.650% notes	2020 – 2049	87,055	0.28% – 4.78%	97,429	0.28% – 4.78%

First quarter 2020 debt issuance of €2.0 billion:
Fixed-rate 0.000% – 0.500% notes	2025 – 2031	2,260	0.03% – 0.56%	—	—%

Third quarter 2020 debt issuance of $8.5 billion:
Fixed-rate 0.750% – 2.650% notes	2023 – 2050	8,500	0.84% – 2.72%	—	—%
Total term debt		100,065		101,679

Unamortized premium/(discount) and issuance costs, net		(279)		(224)
Hedge accounting fair value adjustments		1,771		612
Less: Current portion of term debt		(7,509)		(10,260)
Total non-current portion of term debt		$94,048		$91,807
Apple Inc. | Q3 2020 Form 10-Q | 17

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
As of September 28, 2019, a portion of the Company’s Japanese yen–denominated notes with a carrying value of $1.0 billion was designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. The Company’s Japanese yen–denominated notes matured during the third quarter of 2020 and the associated net investment hedges were terminated. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $664 million and $2.1 billion of interest cost on its term debt for the three- and nine-month periods ended June 27, 2020, respectively. The Company recognized $790 million and $2.4 billion of interest cost on its term debt for the three- and nine-month periods ended June 29, 2019, respectively.
As of June 27, 2020 and September 28, 2019, the fair value of the Company’s Notes, based on Level 2 inputs, was $110.8 billion and $107.5 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
As of June 27, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program, of which $150.6 billion had been utilized. During the nine months ended June 27, 2020, the Company repurchased 186.4 million shares of its common stock for $54.5 billion, including 35.2 million shares delivered under a $10.0 billion November 2019 accelerated share repurchase arrangement (“ASR”) and 15.2 million shares initially delivered under a $6.0 billion May 2020 ASR. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Under the Company’s ASRs, financial institutions deliver shares of the Company’s common stock during the purchase period of each ASR in exchange for an up-front payment. The total number of shares ultimately delivered under the May 2020 ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the purchase period, which will end in or before August 2020. The shares received are retired in the periods they are delivered, and the up-front payment is accounted for as a reduction to retained earnings in the Company’s Condensed Consolidated Statement of Shareholders’ Equity in the period the payment is made.
Common Stock Split
On July 30, 2020, the Company announced a four-for-one split of its common stock to shareholders of record as of the close of business on August 24, 2020. Trading of the Company’s common stock will begin on a split-adjusted basis on August 31, 2020.
Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as hedges, and unrealized gains and losses on marketable debt securities classified as available-for-sale.
Apple Inc. | Q3 2020 Form 10-Q | 18

The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line items, for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Items	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$(270)	$(68)	$(333)	$(102)
	Total cost of sales	(362)	13	(521)	(438)
	Other income/(expense), net	(760)	3	(212)	451
Interest rate contracts	Other income/(expense), net	3	2	6	5
		(1,389)	(50)	(1,060)	(84)
Unrealized (gains)/losses on marketable debt securities	Other income/(expense), net	(14)	(28)	10	55
Total amounts reclassified from AOCI		$(1,403)	$(78)	$(1,050)	$(29)
The following table shows the changes in AOCI by component for the nine months ended June 27, 2020 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Debt Securities	Total
Balances as of September 28, 2019	$(1,463)	$172	$707	$(584)
Other comprehensive income/(loss) before reclassifications	(167)	32	1,167	1,032
Amounts reclassified from AOCI	—	(1,060)	10	(1,050)
Tax effect	(3)	190	(271)	(84)
Other comprehensive income/(loss)	(170)	(838)	906	(102)
Cumulative effect of change in accounting principle (1)	—	136	—	136
Balances as of June 27, 2020	$(1,633)	$(530)	$1,613	$(550)
(1)Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2017-12 at the beginning of the first quarter of 2020.
Note 9 – Benefit Plans
Stock Plans
The Company had 203.3 million shares reserved for future issuance under its stock plans as of June 27, 2020. Restricted stock units (“RSUs”) granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the Company’s stock plans reduce the number of shares available for grant under the plans by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended June 27, 2020, Section 16 officers Katherine L. Adams, Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Apple Inc. | Q3 2020 Form 10-Q | 19

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 27, 2020 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 28, 2019	81,517	$169.18
RSUs granted	37,815	$229.58
RSUs vested	(37,076)	$161.71
RSUs canceled	(3,122)	$190.50
Balance as of June 27, 2020	79,134	$200.70	$27,984
The fair value as of the respective vesting dates of RSUs was $5.0 billion and $9.8 billion for the three- and nine-month periods ended June 27, 2020, respectively, and was $3.7 billion and $8.1 billion for the three- and nine-month periods ended June 29, 2019, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Share-based compensation expense	$1,698	$1,496	$5,105	$4,569
Income tax benefit related to share-based compensation expense	$(740)	$(502)	$(1,942)	$(1,583)
As of June 27, 2020, the total unrecognized compensation cost related to outstanding RSUs and stock options was $13.4 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning accrued warranty and related costs	$3,923	$3,487	$3,570	$3,692
Cost of warranty claims	(576)	(912)	(2,180)	(2,823)
Accruals for product warranty	557	548	2,514	2,254
Ending accrued warranty and related costs	$3,904	$3,123	$3,904	$3,123
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
Apple Inc. | Q3 2020 Form 10-Q | 20

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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, Internet and telecommunication services, intellectual property licenses and content creation. As of June 27, 2020, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $9.2 billion.
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
VirnetX
VirnetX, Inc. (“VirnetX”) filed a lawsuit against the Company alleging that certain of the Company’s products infringe on patents owned by VirnetX. On April 11, 2018, a jury returned a verdict against the Company and awarded damages of $503 million. The Company appealed the verdict to the U.S. Court of Appeals for the Federal Circuit, which remanded the case back to the U.S. District Court for the Eastern District of Texas, where it is scheduled for a re-trial in August 2020. The Company has challenged the validity of the patents at issue in the re-trial at the U.S. Patent and Trademark Office (the “PTO”), and the PTO has declared the patents invalid, subject to further appeal by VirnetX.
iOS Performance Management Cases
Various civil litigation matters have been filed in state and federal courts in the U.S. and in various international jurisdictions alleging violation of consumer protection laws, fraud, computer intrusion and other causes of action related to the Company’s performance management feature used in its iPhone operating systems, introduced to certain iPhones in iOS updates 10.2.1 and 11.2. The claims seek monetary damages and other non-monetary relief. On April 5, 2018, several U.S. federal actions were consolidated through a Multidistrict Litigation process into a single action in the U.S. District Court for the Northern District of California (the “Northern California District Court”). On February 28, 2020, the parties in the Multidistrict Litigation reached a settlement to resolve the U.S. federal and California state class actions. Under the terms of the settlement, which the Northern California District Court preliminarily approved in May 2020, the Company has agreed to pay up to $500 million in the aggregate to certain U.S. owners of iPhones if certain conditions are met. The final amount of the settlement will be determined based on the number of consumers who file valid claims and the attorneys’ fee award. However, the Company has agreed to pay at least $310 million to settle the claims. In addition to civil litigation, the Company is also responding to governmental investigations and requests for information relating to the performance management feature. The Company continues to believe that its iPhones were not defective, that the performance management feature introduced with iOS updates 10.2.1 and 11.2 was intended to, and did, improve customers’ user experience, and that the Company did not make any misleading statements or fail to disclose any material information. The Company has accrued its best estimate for the ultimate resolution of these matters.
French Competition Authority
On March 16, 2020, the French Competition Authority (“FCA”) announced its decision that aspects of the Company’s sales and distribution practices in France violate French competition law, and issued a fine of €1.1 billion. The Company strongly disagrees with the FCA’s decision, and has appealed.
Apple Inc. | Q3 2020 Form 10-Q | 21

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
The following table shows information by reportable segment for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Americas:
Net sales	$27,018	$25,056	$93,858	$87,592
Operating income	$7,974	$7,442	$28,327	$26,329

Europe:
Net sales	$14,173	$11,925	$51,740	$45,342
Operating income	$4,420	$3,687	$16,667	$14,371

Greater China:
Net sales	$9,329	$9,157	$32,362	$32,544
Operating income	$3,414	$3,221	$12,535	$12,142

Japan:
Net sales	$4,966	$4,082	$16,395	$16,524
Operating income	$2,114	$1,795	$7,128	$7,199

Rest of Asia Pacific:
Net sales	$4,199	$3,589	$15,462	$14,132
Operating income	$1,374	$1,155	$5,395	$4,811
Apple Inc. | Q3 2020 Form 10-Q | 22

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment operating income	$19,296	$17,300	$70,052	$64,852
Research and development expense	(4,758)	(4,257)	(13,774)	(12,107)
Other corporate expenses, net	(1,447)	(1,499)	(4,765)	(4,440)
Total operating income	$13,091	$11,544	$51,513	$48,305
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
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $381 million and $1.1 billion for the three- and nine-month periods ended June 27, 2020, respectively. Lease costs associated with variable payments on the Company’s leases were $1.8 billion and $6.6 billion for the three- and nine-month periods ended June 27, 2020, respectively.
For the three- and nine-month periods ended June 27, 2020, the Company made $388 million and $1.1 billion of fixed cash payments related to operating leases, respectively. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $403 million and $9.7 billion for the three- and nine-month periods ended June 27, 2020, respectively, including the impact of adopting the new leases standard in the first quarter of 2020.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of June 27, 2020 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 27, 2020
Right-of-use assets:
Operating leases	Other non-current assets	$8,164
Finance leases	Property, plant and equipment, net	625
Total right-of-use assets		$8,789

Lease liabilities:
Operating leases	Other current liabilities	$1,353
	Other non-current liabilities	7,460
Finance leases	Other current liabilities	20
	Other non-current liabilities	630
Total lease liabilities		$9,463
Apple Inc. | Q3 2020 Form 10-Q | 23

Lease liability maturities as of June 27, 2020, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020 (remaining three months)	$309	$5	$314
2021	1,504	41	1,545
2022	1,356	39	1,395
2023	1,183	50	1,233
2024	994	27	1,021
Thereafter	4,511	920	5,431
Total undiscounted liabilities	9,857	1,082	10,939
Less: Imputed interest	(1,044)	(432)	(1,476)
Total lease liabilities	$8,813	$650	$9,463
The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 27, 2020 were 10.5 years and 2.2%, respectively. The Company’s lease discount rates are generally based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of June 27, 2020, the Company had $1.8 billion of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2020 and 2022, with lease terms ranging from less than 1 year to 20 years.
Apple Inc. | Q3 2020 Form 10-Q | 24

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

COVID-19 Update
During the second quarter of 2020, a novel strain of coronavirus (“COVID-19”) began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price.

During the third quarter of 2020, aspects of the Company’s business continued to be adversely affected by the COVID-19 pandemic, with many of the Company’s retail stores temporarily closed and the vast majority of the Company’s employees working remotely. The Company is working on safely re-opening its offices and retail stores, subject to local rules and regulations.

Demand for certain of the Company’s products and services was impacted throughout the third quarter of 2020. The most pronounced impact occurred in April 2020, with demand improving in May and June 2020 across all product categories and Services.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors,” for more information.
Apple Inc. | Q3 2020 Form 10-Q | 25

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
Third Quarter Fiscal 2020 Highlights
Total net sales increased 11% or $5.9 billion during the third quarter of 2020 compared to the same quarter in 2019, primarily driven by higher net sales of Services, iPad and Mac. The year-over-year increase in net sales during the third quarter of 2020 reflected growth in all of the Company’s geographic reportable segments and product categories. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on net sales during the third quarter of 2020.
During the third quarter of 2020, the Company released a new iPhone SE and an updated 13-inch MacBook Pro®. The Company also announced iOS 14, iPadOS® 14, macOS® Big Sur, watchOS® 7 and tvOS® 14, updates to its operating systems that are expected to be available in the fall of 2020.
The Company repurchased $16.0 billion of its common stock and paid dividends and dividend equivalents of $3.7 billion during the third quarter of 2020.
Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Net sales by category:
iPhone (1)	$26,418	$25,986	2%	$111,337	$109,019	2%
Mac (1)	7,079	5,820	22%	19,590	18,749	4%
iPad (1)	6,582	5,023	31%	16,927	16,624	2%
Wearables, Home and Accessories (1)(2)	6,450	5,525	17%	22,744	17,962	27%
Services (3)	13,156	11,455	15%	39,219	33,780	16%
Total net sales	$59,685	$53,809	11%	$209,817	$196,134	7%
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.
(3)Services net sales include sales from the Company’s digital content stores and streaming services, AppleCare, Advertising and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud storage and Apple TV + services, which are bundled in the sales price of certain products.
iPhone
iPhone net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to net sales of the new iPhone SE released during the third quarter of 2020. Year-over-year iPhone net sales increased during the first nine months of 2020 due primarily to higher net sales of iPhone 11, 11 Pro and 11 Pro Max.
Mac
Mac net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due to higher net sales of MacBook Pro and MacBook Air®. Year-over-year Mac net sales increased during the first nine months of 2020 due to higher net sales of MacBook Pro.
iPad
iPad net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales of iPad Pro®. Year-over-year iPad net sales increased during the first nine months of 2020 due primarily to higher net sales of iPad Air®.
Apple Inc. | Q3 2020 Form 10-Q | 26

Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to higher net sales of AirPods.
Services
Services net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales from the App Store, Video and Cloud Services. Year-over-year Services net sales increased during the first nine months of 2020 due primarily to higher net sales from the App Store, Advertising and AppleCare. Advertising net sales includes net sales from licensing arrangements and the Company’s advertising platforms.
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
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Net sales by reportable segment:
Americas	$27,018	$25,056	8%	$93,858	$87,592	7%
Europe	14,173	11,925	19%	51,740	45,342	14%
Greater China	9,329	9,157	2%	32,362	32,544	(1)%
Japan	4,966	4,082	22%	16,395	16,524	(1)%
Rest of Asia Pacific	4,199	3,589	17%	15,462	14,132	9%
Total net sales	$59,685	$53,809	11%	$209,817	$196,134	7%
Americas
Americas net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales of Services and iPad. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during the third quarter of 2020. Year-over-year Americas net sales increased during the first nine months of 2020 due primarily to higher net sales of Services and Wearables, Home and Accessories.
Europe
Europe net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales of iPhone, iPad and Wearables, Home and Accessories. Year-over-year Europe net sales increased during the first nine months of 2020 due primarily to higher net sales of iPhone and Wearables, Home and Accessories. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during the third quarter and first nine months of 2020.
Greater China
Greater China net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales of iPad and Services, partially offset by lower net sales of iPhone. Year-over-year Greater China net sales decreased during the first nine months of 2020 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services and Wearables, Home and Accessories. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the third quarter and first nine months of 2020.
Apple Inc. | Q3 2020 Form 10-Q | 27

Japan
Japan net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales of Services, iPad and Mac. Year-over-year Japan net sales decreased during the first nine months of 2020 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services and Wearables, Home and Accessories. The strength of the Japanese Yen relative to the U.S. dollar had a favorable impact on Japan net sales during the first nine months of 2020.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher net sales of iPhone, iPad and Mac. Year-over-year Rest of Asia Pacific net sales increased during the first nine months of 2020 due primarily to higher net sales of Wearables, Home and Accessories, iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2020.
Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross margin:
Products	$13,836	$12,881	$54,509	$52,596
Services	8,844	7,346	25,758	21,483
Total gross margin	$22,680	$20,227	$80,267	$74,079

Gross margin percentage:
Products	29.7%	30.4%	32.0%	32.4%
Services	67.2%	64.1%	65.7%	63.6%
Total gross margin percentage	38.0%	37.6%	38.3%	37.8%
Products Gross Margin
Products gross margin increased during the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher Products volume and material cost savings, partially offset by a different Products mix and the weakness in foreign currencies relative to the U.S. dollar. Year-over-year Products gross margin percentage decreased during the third quarter of 2020 due primarily to a different Products mix and the weakness in foreign currencies relative to the U.S. dollar, partially offset by material cost savings and higher leverage.
Products gross margin increased during the first nine months of 2020 compared to the same period in 2019 due primarily to higher Products volume, partially offset by the weakness in foreign currencies relative to the U.S. dollar. Year-over-year Products gross margin percentage decreased during the first nine months of 2020 due primarily to the weakness in foreign currencies relative to the U.S. dollar and a different Products mix, partially offset by higher leverage.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to higher Services net sales. Services gross margin percentage increased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to a different Services mix and higher leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and remain under downward pressure.
Apple Inc. | Q3 2020 Form 10-Q | 28

Operating Expenses
Operating expenses for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Research and development	$4,758	$4,257	$13,774	$12,107
Percentage of total net sales	8%	8%	7%	6%
Selling, general and administrative	$4,831	$4,426	$14,980	$13,667
Percentage of total net sales	8%	8%	7%	7%
Total operating expenses	$9,589	$8,683	$28,754	$25,774
Percentage of total net sales	16%	16%	14%	13%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter and first nine months of 2020 compared to the same periods in 2019 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter and first nine months of 2020 compared to the same periods in 2019 was driven primarily by increases in headcount-related expenses, higher spending on marketing and advertising and higher variable selling expenses.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Interest and dividend income	$901	$1,190		$2,995	$3,855
Interest expense	(697)	(866)		(2,239)	(2,766)
Other income/(expense), net	(158)	43		(79)	216
Total other income/(expense), net	$46	$367	(87)%	$677	$1,305	(48)%
OI&E decreased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to lower interest income and impairments on non-marketable securities, partially offset by lower interest expense. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.74% and 2.17% in the third quarter of 2020 and 2019, respectively, and 1.95% and 2.21% in the first nine months of 2020 and 2019, respectively.
Apple Inc. | Q3 2020 Form 10-Q | 29

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 27, 2020 and June 29, 2019 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Provision for income taxes	$1,884	$1,867	$7,452	$8,040
Effective tax rate	14.3%	15.7%	14.3%	16.2%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter and first nine months of 2020 was lower than the statutory federal income tax rate due primarily to lower taxes on foreign earnings, including the impact of tax settlements, and tax benefits from share-based compensation.
The Company’s effective tax rate for the third quarter of 2020 was lower compared to the third quarter of 2019 due primarily to higher tax benefits from share-based compensation. The Company’s effective tax rate for the first nine months of 2020 was lower compared to the same period in 2019 due primarily to the one-time adjustment of U.S. foreign tax credits in response to regulations issued by the U.S. Department of the Treasury in December 2019 and lower taxes on foreign earnings, including the impact of tax settlements.
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
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of June 27, 2020 and September 28, 2019 and for the first nine months of 2020 and 2019 (in millions):

	June 27, 2020	September 28, 2019
Cash, cash equivalents and marketable securities (1)	$193,617	$205,898
Property, plant and equipment, net	$35,687	$37,378
Commercial paper and repurchase agreements	$11,166	$5,980
Total term debt	$101,557	$102,067
Working capital	$44,747	$57,101

	Nine Months Ended
	June 27, 2020	June 29, 2019
Cash generated by operating activities	$60,098	$49,481
Cash generated by/(used in) investing activities	$(9,820)	$46,694
Cash used in financing activities	$(65,463)	$(69,937)
(1)As of June 27, 2020 and September 28, 2019, total marketable securities included $18.3 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements. Additionally, as of June 27, 2020, $5.3 billion of marketable securities were pledged as collateral under repurchase agreements (refer to Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
Apple Inc. | Q3 2020 Form 10-Q | 30

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of June 27, 2020, the adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings.
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the nine months ended June 27, 2020, cash generated by operating activities of $60.1 billion was a result of $44.7 billion of net income, non-cash adjustments to net income of $13.5 billion and an increase in the net change in operating assets and liabilities of $1.8 billion. Cash used in investing activities of $9.8 billion during the nine months ended June 27, 2020 consisted primarily of cash used for purchases of marketable securities, net of maturities and sales, of $2.0 billion and cash used to acquire property, plant and equipment of $5.5 billion. Cash used in financing activities of $65.5 billion during the nine months ended June 27, 2020 consisted primarily of cash used to repurchase common stock of $55.2 billion, cash used to pay dividends and dividend equivalents of $10.6 billion and cash used to repay or redeem term debt of $12.6 billion, partially offset by net proceeds from the issuance of term debt of $10.6 billion and proceeds from repurchase agreements of $5.2 billion.
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
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 27, 2020, the Company had $6.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.77% and maturities generally less than nine months.
In 2020, the Company entered into agreements to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repos”). Due to the Company’s continuing involvement with the marketable securities, the Company accounts for its Repos as collateralized borrowings. As of June 27, 2020, the Company had $5.2 billion of Repo liabilities outstanding with maturities of less than three months, and had pledged $5.3 billion of marketable securities as collateral.
As of June 27, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $100.1 billion (collectively the “Notes”). During the first nine months of 2020, the Company issued $10.6 billion and repaid or redeemed $12.6 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
As of June 27, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program, of which $150.6 billion had been utilized. During the nine months ended June 27, 2020, the Company repurchased 186.4 million shares of its common stock for $54.5 billion, including 35.2 million shares delivered under a $10.0 billion November 2019 accelerated share repurchase arrangement (“ASR”) and 15.2 million shares initially delivered under a $6.0 billion May 2020 ASR. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As of June 27, 2020, the Company’s quarterly cash dividend was $0.82 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Apple Inc. | Q3 2020 Form 10-Q | 31

Common Stock Split
On July 30, 2020, the Company announced a four-for-one split of its common stock to shareholders of record as of the close of business on August 24, 2020. Trading of the Company’s common stock will begin on a split-adjusted basis on August 31, 2020.
Contractual Obligations
Leases
As of June 27, 2020, the Company’s total fixed lease payment obligations were $12.8 billion, of which $8.1 billion was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company’s leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 27, 2020, the Company expects to pay $30.3 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, licensing, R&D, Internet and telecommunications services, content creation and other activities. As of June 27, 2020, the Company had other purchase obligations of $10.0 billion.
Deemed Repatriation Tax Payable
As of June 27, 2020, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”) was $28.1 billion, and was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 Form 10-K.
Apple Inc. | Q3 2020 Form 10-Q | 32

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 27, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended March 28, 2020 (the “second quarter 2020 Form 10-Q”), in each case under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factor disclosed in Part II, Item 1A of the second quarter 2020 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2019 Form 10-K.
Apple Inc. | Q3 2020 Form 10-Q | 33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 27, 2020 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2020 to May 2, 2020:
Open market and privately negotiated purchases	—		$—	—

May 3, 2020 to May 30, 2020:
November 2019 ASR	4,828		(2)	4,828
May 2020 ASR	15,155	(3)	(3)	15,155	(3)
Open market and privately negotiated purchases	20,953		$310.22	20,953

May 31, 2020 to June 27, 2020:
Open market and privately negotiated purchases	10,380		$337.20	10,380
Total	51,316					$74,353
(1)As of June 27, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program announced on April 30, 2020, of which $150.6 billion had been utilized. The remaining $74.4 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 27, 2020. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In November 2019, the Company entered into an ASR to purchase up to $10.0 billion of the Company’s common stock. In May 2020, the purchase period for this ASR ended and an additional 4.8 million shares were delivered and retired. In total, 35.2 million shares were delivered under this ASR at an average repurchase price of $283.89.
(3)In May 2020, the Company entered into a new ASR to purchase up to $6.0 billion of the Company’s common stock. In exchange for up-front payments totaling $6.0 billion, the financial institutions that are party to the arrangement committed to deliver shares to the Company during the ASR’s purchase period, which will end in or before August 2020. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company’s common stock during that period.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Apple Inc. | Q3 2020 Form 10-Q | 34

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith.
** Furnished herewith.
Apple Inc. | Q3 2020 Form 10-Q | 35

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2020	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2020 Form 10-Q | 36