Form 10-K
period 2020-09-26
Apple Inc.
filed 2020-10-30
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2020
or
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 27, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,070,633,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
17,001,802,000 shares of common stock were issued and outstanding as of October 16, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 26, 2020

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. During 2020, the Company released a new iPhone SE. In October 2020, the Company announced four new iPhone models with 5G technology: iPhone 12 and iPhone 12 Pro were available starting in October 2020, and iPhone 12 Pro Max and iPhone 12 mini are both expected to be available in November 2020.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. During 2020, the Company released a new 16-inch MacBook Pro®, a fully redesigned Mac Pro®, and updated versions of its MacBook Air®, 13-inch MacBook Pro and 27-inch iMac®.
iPad
iPad® is the Company’s line of multi-purpose tablets based on its iPadOS® operating system. During 2020, the Company released an updated iPad Pro®. In September 2020, the Company released an eighth-generation iPad and introduced an all-new iPad Air®, which was available starting in October 2020.
Wearables, Home and Accessories
Wearables, Home and Accessories includes AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod®, iPod touch® and other Apple-branded and third-party accessories. AirPods are the Company’s wireless headphones that interact with Siri®. During 2020, the Company released AirPods Pro®. Apple Watch is the Company’s line of smart watches based on its watchOS® operating system. In September 2020, the Company released Apple Watch Series 6 and a new Apple Watch SE. In October 2020, the Company announced HomePod mini™, which is expected to be available in November 2020.
Services
Advertising
The Company’s advertising services include various third-party licensing arrangements and the Company’s own advertising platforms.
Apple Inc. | 2020 Form 10-K | 1

AppleCare
The Company offers a portfolio of fee-based service and support products under the AppleCare® brand. The offerings provide priority access to Apple technical support, access to the global Apple authorized service network for repair and replacement services, and in many cases additional coverage for instances of accidental damage and/or theft and loss, depending on the country and type of product.
Cloud Services
The Company’s cloud services store and keep customers’ content up-to-date and available across multiple Apple devices and Windows personal computers.
Digital Content
The Company operates various platforms, including the App Store®, that allow customers to discover and download applications and digital content, such as books, music, video, games and podcasts.
The Company also offers digital content through subscription-based services, including Apple ArcadeSM, a game subscription service; Apple Music®, which offers users a curated listening experience with on-demand radio stations; Apple News+SM, a subscription news and magazine service; and Apple TV+SM, which offers exclusive original content. In September 2020, the Company announced Apple Fitness+SM, a personalized fitness service built for Apple Watch, which is expected to be available before the end of calendar 2020.
Payment Services
The Company offers payment services, including Apple Card™, a co-branded credit card, and Apple Pay®, a cashless payment service.
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and education, enterprise and government customers through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2020, the Company’s net sales through its direct and indirect distribution channels accounted for 34% and 66%, respectively, of total net sales.
No single customer accounted for more than 10% of net sales in 2020, 2019 and 2018.
Competition
The markets for the Company’s products and services are highly competitive, and are characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers and businesses. Many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by emulating the Company’s products and infringing on its intellectual property.
The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. Principal competitive factors important to the Company include price, product and service features (including security features), relative price and performance, product and service quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support, and corporate reputation.
Apple Inc. | 2020 Form 10-K | 2

The Company is focused on expanding its market opportunities related to smartphones, personal computers, tablets and other electronic devices and services. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and service offerings with large customer bases. In addition, some of the Company’s competitors have broader product lines, lower-priced products and a larger installed base of active devices. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors may have the resources, experience or cost structures to provide products at little or no profit or even at a loss. The Company’s services compete with business models that provide content to users for free and use illegitimate means to obtain third-party digital content and applications. The Company expects competition in these markets to intensify significantly as competitors imitate the Company’s product features and applications within their products, or collaborate to offer integrated solutions that are more competitive than those they currently offer.
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
Apple Inc. | 2020 Form 10-K | 3

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
Employees
As of September 26, 2020, the Company had approximately 147,000 full-time equivalent employees.
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
Apple Inc. | 2020 Form 10-K | 4

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
The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. Following the initial outbreak of the virus, the Company experienced disruptions to its manufacturing, supply chain and logistical services provided by outsourcing partners, resulting in temporary iPhone supply shortages that affected sales worldwide. During the course of the pandemic, the Company’s retail stores, as well as channel partner points of sale, have been temporarily closed at various times. In many cases, where stores and points of sale have reopened they are subject to operating restrictions to protect public health and the health and safety of employees and customers. The Company has at times required substantially all of its employees to work remotely.
The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of and compliance with protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.
To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.
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
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.
Apple Inc. | 2020 Form 10-K | 5

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
The Company’s products and services are offered in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers and businesses.
The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. There can be no assurance that these investments will achieve expected returns, and the Company may not be able to develop and market new products and services successfully.
The Company currently holds a significant number of patents, trademarks and copyrights and has registered, and applied to register, numerous patents, trademarks and copyrights. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by emulating the Company’s products and infringing on its intellectual property. Effective intellectual property protection may not be consistently available in every country in which the Company operates. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.
The Company has a minority market share in the global smartphone, personal computer and tablet markets. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. In addition, some of the Company’s competitors have broader product lines, lower-priced products and a larger installed base of active devices. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors may have the resources, experience or cost structures to provide products at little or no profit or even at a loss. Some of the markets in which the Company competes have from time to time experienced little to no growth or contracted overall.
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
Apple Inc. | 2020 Form 10-K | 6

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
Apple Inc. | 2020 Form 10-K | 7

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
The Company has invested in manufacturing process equipment, much of which is held at certain of its outsourcing partners, and has made prepayments to certain of its suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if these outsourcing partners or suppliers experience severe financial problems or other disruptions in their business, such continued supply can be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments can be negatively impacted.
Apple Inc. | 2020 Form 10-K | 8

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
Apple Inc. | 2020 Form 10-K | 9

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
The Company sells and delivers third-party applications for its products through the App Store. For the vast majority of applications, developers keep all of the revenue they generate on the App Store. The Company only retains a commission from sales of applications through its platforms and in situations where a developer offers purchases for digital features, services, or goods within an application. If developers reduce their use of the Company’s platforms, including in-app purchases, then the volume of sales, and the commission that the Company earns on those sales, would decrease. If the rate of the commission that the Company retains on such sales is reduced, or if it is otherwise narrowed in scope or eliminated, the Company’s financial condition and operating results could be materially adversely affected.
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
The Company’s financial condition and operating results could be adversely impacted by unfavorable results of legal proceedings or government investigations.
The Company is subject to various claims, legal proceedings and government investigations that have arisen in the ordinary course of business and have not yet been fully resolved, and new matters may arise in the future. In addition, agreements entered into by the Company sometimes include indemnification provisions which can subject the Company to costs and damages in the event of a claim against an indemnified third party. The number of claims, legal proceedings and government investigations involving the Company, and the alleged magnitude of such claims, proceedings and government investigations, has generally increased over time and may continue to increase.
The Company has faced and continues to face a significant number of patent claims relating to its cellular-enabled products, and new claims may arise in the future. For example, technology and other patent-holding companies frequently assert their patents and seek royalties and often enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company is vigorously defending infringement actions in courts in several U.S. jurisdictions, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s cost of sales and operating expenses.
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
The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company, and could require the Company to change its business practices or limit the Company’s ability to offer certain products and services, all of which could materially adversely affect its financial condition and operating results.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
Apple Inc. | 2020 Form 10-K | 10

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
Compliance with these laws and regulations may be onerous and expensive, increasing the cost of conducting the Company’s global operations. Changes to laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product or service to customers, requiring changes to the Company’s supply chain and business practices or otherwise making the Company’s products and services less attractive to customers. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s reputation, financial condition and operating results.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to government investigations, legal actions and penalties. For example, the Company is subject to antitrust investigations in various jurisdictions around the world, which can result in legal proceedings and claims against the Company that could, individually or in the aggregate, have a materially adverse impact on the Company’s financial condition and operating results. In addition, if enacted, legislative and other proposals to further regulate technology companies could result in changes to the Company’s business, including requiring the Company to modify its product and service offerings, limiting the Company’s ability to invest in strategic acquisitions, or affecting the Company’s business relationships with other technology companies, and could have a materially adverse impact on the Company’s financial condition and operating results. Further, the Company’s business partners are or may become subject to litigation that, if resolved against them, could affect the Company’s relationships with these business partners and have a materially adverse impact on the Company’s financial condition and operating results. There can be no assurance that the Company’s business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future.
The Company’s retail stores have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s retail stores have required substantial investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high cost structure associated with the Company’s retail stores, a decline in sales or the closure or poor performance of an individual store or multiple stores, including as a result of protective public safety measures in response to the COVID-19 pandemic, could result in significant lease termination costs, write-offs of equipment and leasehold improvements and severance costs.
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
Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business, present risks not originally contemplated and adversely affect the Company’s reputation, financial condition and operating results.
The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. These new ventures are inherently risky and may not be successful. The failure of any significant investment could adversely affect the Company’s reputation, financial condition and operating results.
Apple Inc. | 2020 Form 10-K | 11

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
Apple Inc. | 2020 Form 10-K | 12

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
The Company has a large, global business, and the Company believes that it generally benefits from growth in international trade. International trade disputes can result in tariffs, sanctions, and other measures that restrict international trade and can adversely affect the Company’s business. For example, tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from China mainland, as well as other business restrictions. Tariffs may increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that the Company earns on its products. Tariffs can also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer its products and services as designed. These measures can require the Company to take various actions, including change suppliers, restructure business relationships, and stop offering third-party applications on its platforms. Changing the Company’s operations in accordance with new or changed trade restrictions may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. Trade restrictions may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding international trade disputes could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.
Many of the Company’s operations and facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond the Company’s control. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings. Following an interruption to its business, the Company could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
Apple Inc. | 2020 Form 10-K | 13

The Company’s operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While the Company’s suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company’s business and harm to the Company’s reputation. Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future adversely affect, the Company due to their impact on the global economy and demand for consumer products; the imposition of protective public safety measures, such as stringent employee travel restrictions and limitations on freight services and the movement of products between regions; and disruptions in the Company’s supply chain and sales and distribution channels, resulting in interruptions of the supply of current products and delays in production ramps of new products.
While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.
The Company expects its quarterly net sales and operating results to fluctuate.
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, the gross margins on the Company’s products and services vary significantly and can change over time. The Company’s gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; potential increases in the cost of components, outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; fluctuations in foreign exchange rates; and the introduction of new products or services, including new products or services with higher cost structures. These and other factors could have a materially adverse impact on the Company’s financial condition and operating results.
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
Apple Inc. | 2020 Form 10-K | 14

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
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 26, 2020, the Company’s vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretation, including in the U.S. and Ireland.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s headquarters are located in Cupertino, California. As of September 26, 2020, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
Apple Inc. | 2020 Form 10-K | 15

Item 3.    Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company’s material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies.”
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the fourth quarter of 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2020 Form 10-K | 16

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Common Stock Split
On August 28, 2020, the Company effected a four-for-one stock split to shareholders of record as of August 24, 2020. All share, restricted stock unit (“RSU”) and per share or per RSU information has been retroactively adjusted to reflect the stock split.
Holders
As of October 16, 2020, there were 22,797 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 26, 2020 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2020 to August 1, 2020:
Open market and privately negotiated purchases	67,990	$94.68	67,990

August 2, 2020 to August 29, 2020:
May 2020 ASR	3,115	(2)	3,115
Open market and privately negotiated purchases	40,004	$115.99	40,004

August 30, 2020 to September 26, 2020:
Open market and privately negotiated purchases	60,725	$114.00	60,725
Total	171,834			$56,353
(1)As of September 26, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program announced on April 30, 2020, of which $168.6 billion had been utilized. The remaining $56.4 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 26, 2020. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In May 2020, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $6.0 billion of the Company’s common stock. In August 2020, the purchase period for this ASR ended and an additional 3 million shares were delivered and retired. In total, 64 million shares were delivered under this ASR at an average repurchase price of $94.14.
Apple Inc. | 2020 Form 10-K | 17

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 26, 2020. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 25, 2015. Note that past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Apple Inc., the S&P 500 Index, the S&P Information Technology Index
and the Dow Jones U.S. Technology Supersector Index
$500
$400
$300
$200
$100
$0
9/25/15
9/24/16
9/30/17
9/29/18
9/28/19
9/26/20
Apple Inc.
S&P 500 Index
S&P Information Technology Index
Dow Jones U.S. Technology Supersector Index

*$100 invested on September 25, 2015 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	September 2015	September 2016	September 2017	September 2018	September 2019	September 2020
Apple Inc.	$100	$100	$140	$208	$204	$424
S&P 500 Index	$100	$115	$137	$161	$168	$194
S&P Information Technology Index	$100	$123	$158	$208	$226	$333
Dow Jones U.S. Technology Supersector Index	$100	$122	$156	$205	$218	$325
Apple Inc. | 2020 Form 10-K | 18

Item 6.    Selected Financial Data
The information set forth below for the five years ended September 26, 2020, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except number of shares, which are reflected in thousands, and per share amounts).

	2020	2019	2018	2017	2016
Total net sales	$274,515	$260,174	$265,595	$229,234	$215,639
Net income	$57,411	$55,256	$59,531	$48,351	$45,687

Earnings per share:
Basic	$3.31	$2.99	$3.00	$2.32	$2.09
Diluted	$3.28	$2.97	$2.98	$2.30	$2.08

Cash dividends declared per share	$0.795	$0.75	$0.68	$0.60	$0.545

Shares used in computing earnings per share:
Basic	17,352,119	18,471,336	19,821,510	20,868,968	21,883,281
Diluted	17,528,214	18,595,651	20,000,435	21,006,767	22,001,126

Total cash, cash equivalents and marketable securities	$191,830	$205,898	$237,100	$268,895	$237,585
Total assets	$323,888	$338,516	$365,725	$375,319	$321,686
Non-current portion of term debt	$98,667	$91,807	$93,735	$97,207	$75,427
Other non-current liabilities	$54,490	$50,503	$48,914	$44,212	$39,986
Apple Inc. | 2020 Form 10-K | 19

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.
Fiscal Year Highlights
COVID-19 Update
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

During 2020, aspects of the Company’s business were adversely affected by the COVID-19 pandemic, with many of the Company’s retail stores, as well as channel partner points of sale, temporarily closed at various times, and the vast majority of the Company’s employees working remotely. The Company has reopened some of its offices and the majority of its retail stores, subject to operating restrictions to protect public health and the health and safety of employees and customers, and it continues to work on safely re-opening the remainder of its offices and retail stores, subject to local rules and regulations.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” for more information.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
Fiscal 2020 Highlights
Total net sales increased 6% or $14.3 billion during 2020 compared to 2019, primarily driven by higher net sales of Services and Wearables, Home and Accessories. The weakness in foreign currencies had an unfavorable impact on net sales during 2020.
In April 2020, the Company announced an increase to its current share repurchase program authorization from $175 billion to $225 billion and raised its quarterly dividend from $0.1925 to $0.205 per share beginning in May 2020. During 2020, the Company repurchased $72.5 billion of its common stock and paid dividends and dividend equivalents of $14.1 billion.
On August 28, 2020, the Company effected a four-for-one stock split to shareholders of record as of August 24, 2020. All share, RSU and per share or per RSU information has been retroactively adjusted to reflect the stock split.
Apple Inc. | 2020 Form 10-K | 20

Products and Services Performance
The following table shows net sales by category for 2020, 2019 and 2018 (dollars in millions):

	2020	Change	2019	Change	2018
Net sales by category:
iPhone (1)	$137,781	(3)%	$142,381	(14)%	$164,888
Mac (1)	28,622	11%	25,740	2%	25,198
iPad (1)	23,724	11%	21,280	16%	18,380
Wearables, Home and Accessories (1)(2)	30,620	25%	24,482	41%	17,381
Services (3)	53,768	16%	46,291	16%	39,748
Total net sales	$274,515	6%	$260,174	(2)%	$265,595
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare, digital content and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud® storage and Apple TV+ services, which are bundled in the sales price of certain products.
iPhone
iPhone net sales decreased during 2020 compared to 2019 due primarily to the absence of new iPhone models in the fourth quarter of 2020 and the weakness in foreign currencies relative to the U.S. dollar, partially offset by the introduction of iPhone SE in the third quarter of 2020.
Mac
Mac net sales increased during 2020 compared to 2019 due primarily to higher net sales of MacBook Pro.
iPad
iPad net sales increased during 2020 compared to 2019 due primarily to higher net sales of 10-inch versions of iPad, iPad Air and iPad Pro.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during 2020 compared to 2019 due primarily to higher net sales of AirPods and Apple Watch.
Services
Services net sales increased during 2020 compared to 2019 due primarily to higher net sales from the App Store, advertising and cloud services.
Apple Inc. | 2020 Form 10-K | 21

Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Segment Information and Geographic Data.”
The following table shows net sales by reportable segment for 2020, 2019 and 2018 (dollars in millions):

	2020	Change	2019	Change	2018
Net sales by reportable segment:
Americas	$124,556	7%	$116,914	4%	$112,093
Europe	68,640	14%	60,288	(3)%	62,420
Greater China	40,308	(8)%	43,678	(16)%	51,942
Japan	21,418	—%	21,506	(1)%	21,733
Rest of Asia Pacific	19,593	10%	17,788	2%	17,407
Total net sales	$274,515	6%	$260,174	(2)%	$265,595
Americas
Americas net sales increased during 2020 compared to 2019 due primarily to higher net sales of Services and Wearables, Home and Accessories. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Americas net sales during 2020.
Europe
Europe net sales increased during 2020 compared to 2019 due primarily to higher net sales of iPhone, Wearables, Home and Accessories and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Europe net sales during 2020.
Greater China
Greater China net sales decreased during 2020 compared to 2019 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services and iPad. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during 2020.
Japan
Japan net sales were flat during 2020 compared to 2019 due primarily to lower net sales of iPhone, offset by higher net sales of Services and Wearables, Home and Accessories. The strength of the Japanese yen relative to the U.S. dollar had a favorable impact on Japan net sales during 2020.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2020 compared to 2019 due primarily to higher net sales of Wearables, Home and Accessories, Services and iPhone. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Rest of Asia Pacific net sales during 2020.
Apple Inc. | 2020 Form 10-K | 22

Gross Margin
Products and Services gross margin and gross margin percentage for 2020, 2019 and 2018 were as follows (dollars in millions):

	2020	2019	2018
Gross margin:
Products	$69,461	$68,887	$77,683
Services	35,495	29,505	24,156
Total gross margin	$104,956	$98,392	$101,839

Gross margin percentage:
Products	31.5%	32.2%	34.4%
Services	66.0%	63.7%	60.8%
Total gross margin percentage	38.2%	37.8%	38.3%
Products Gross Margin
Products gross margin increased during 2020 compared to 2019 due primarily to higher Products volume and material cost savings, partially offset by the weakness in foreign currencies relative to the U.S. dollar and a different Products mix. Products gross margin percentage decreased during 2020 compared to 2019 due primarily to the weakness in foreign currencies relative to the U.S. dollar and a different Products mix, partially offset by material cost savings and higher leverage.
Services Gross Margin
Services gross margin increased during 2020 compared to 2019 due primarily to higher Services net sales and a different Services mix. Services gross margin percentage increased during 2020 compared to 2019 due primarily to a different Services mix and higher leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as set forth in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and remain under downward pressure.
Operating Expenses
Operating expenses for 2020, 2019 and 2018 were as follows (dollars in millions):

	2020	Change	2019	Change	2018
Research and development	$18,752	16%	$16,217	14%	$14,236
Percentage of total net sales	7%		6%		5%
Selling, general and administrative	$19,916	9%	$18,245	9%	$16,705
Percentage of total net sales	7%		7%		6%
Total operating expenses	$38,668	12%	$34,462	11%	$30,941
Percentage of total net sales	14%		13%		12%
Research and Development
The year-over-year growth in R&D expense in 2020 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The year-over-year growth in selling, general and administrative expense in 2020 was driven primarily by increases in headcount-related expenses, higher spending on marketing and advertising, and higher variable selling expenses.
Apple Inc. | 2020 Form 10-K | 23

Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for 2020, 2019 and 2018 was as follows (dollars in millions):

	2020	Change	2019	Change	2018
Interest and dividend income	$3,763		$4,961		$5,686
Interest expense	(2,873)		(3,576)		(3,240)
Other income/(expense), net	(87)		422		(441)
Total other income/(expense), net	$803	(56)%	$1,807	(10)%	$2,005
The year-over-year decrease in OI&E during 2020 was due primarily to lower interest income and net impairment/gain activity on non-marketable securities, partially offset by lower interest expense. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.85% and 2.19% in 2020 and 2019, respectively.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2020, 2019 and 2018 were as follows (dollars in millions):

	2020	2019	2018
Provision for income taxes	$9,680	$10,481	$13,372
Effective tax rate	14.4%	15.9%	18.3%
Statutory federal income tax rate	21%	21%	24.5%
The Company’s effective tax rate for both 2020 and 2019 was lower than the statutory federal income tax rate due primarily to the lower tax rate on foreign earnings, including the impact of tax settlements, and tax benefits from share-based compensation.
The Company’s effective tax rate for 2020 was lower compared to 2019 due primarily to a one-time adjustment of U.S. foreign tax credits in response to regulations issued by the U.S. Department of the Treasury in December 2019 in connection with the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) and higher tax benefits from share-based compensation.
As of September 26, 2020, the Company had net deferred tax assets arising from deductible temporary differences and tax credits of $11.0 billion and deferred tax liabilities of $2.8 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to recover the net deferred tax assets. The Company will continue to evaluate the amount of the valuation allowance, if any, by assessing the realizability of deferred tax assets.
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.
Apple Inc. | 2020 Form 10-K | 24

Liquidity and Capital Resources
The following table presents selected financial information and statistics as of and for the years ended September 26, 2020, September 28, 2019 and September 29, 2018 (in millions):

	2020	2019	2018
Cash, cash equivalents and marketable securities (1)	$191,830	$205,898	$237,100
Property, plant and equipment, net	$36,766	$37,378	$41,304
Commercial paper	$4,996	$5,980	$11,964
Total term debt	$107,440	$102,067	$102,519
Working capital	$38,321	$57,101	$15,410
Cash generated by operating activities	$80,674	$69,391	$77,434
Cash generated by/(used in) investing activities	$(4,289)	$45,896	$16,066
Cash used in financing activities	$(86,820)	$(90,976)	$(87,876)
(1)As of September 26, 2020 and September 28, 2019, total marketable securities included $18.6 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) and other agreements.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of September 26, 2020, the adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Further information regarding the State Aid Decision can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 5, “Income Taxes.”
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During 2020, cash generated by operating activities of $80.7 billion was a result of $57.4 billion of net income, non-cash adjustments to net income of $17.6 billion and an increase in the net change in operating assets and liabilities of $5.7 billion. Cash used in investing activities of $4.3 billion during 2020 consisted primarily of cash used to acquire property, plant and equipment of $7.3 billion and cash paid for business acquisitions, net of cash acquired, of $1.5 billion, partially offset by proceeds from maturities and sales of marketable securities, net of purchases, of $5.5 billion. Cash used in financing activities of $86.8 billion during 2020 consisted primarily of cash used to repurchase common stock of $72.4 billion, cash used to pay dividends and dividend equivalents of $14.1 billion, cash used to repay or redeem term debt of $12.6 billion and net repayments of commercial paper of $1.0 billion, partially offset by net proceeds from the issuance of term debt of $16.1 billion.
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
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 26, 2020, the Company had $5.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.62% and maturities generally less than nine months.
The Company may enter into agreements to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount as an additional short-term liquidity arrangement.
Apple Inc. | 2020 Form 10-K | 25

As of September 26, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $106.1 billion (collectively the “Notes”). During 2020, the Company issued $16.1 billion and repaid or redeemed $12.6 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
As of September 26, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program, of which $168.6 billion had been utilized. During 2020, the Company repurchased 917 million shares of its common stock for $72.5 billion, including 141 million shares delivered under a $10.0 billion November 2019 ASR and 64 million shares delivered under a $6.0 billion May 2020 ASR. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
As of September 26, 2020, the Company’s quarterly cash dividend was $0.205 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
The following table presents certain payments due by the Company as of September 26, 2020, and includes amounts already recorded on the Consolidated Balance Sheet, except for manufacturing purchase obligations, other purchase obligations and certain lease obligations (in millions):

	Payments due in 2021	Payments due in 2022–2023	Payments due in 2024–2025	Payments due after 2025	Total
Term debt	$8,750	$20,958	$21,029	$55,341	$106,078
Leases	1,622	3,097	2,352	5,888	12,959
Manufacturing purchase obligations (1)	47,961	1,849	61	40	49,911
Other purchase obligations	6,178	2,736	400	90	9,404
Deemed repatriation tax payable	1,533	5,923	12,955	9,254	29,665
Total	$66,044	$34,563	$36,797	$70,613	$208,017
(1)Represents amount expected to be paid under manufacturing-related supplier arrangements, which are primarily noncancelable.
Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options. The above contractual obligations table includes future payments under leases that had commenced as of September 26, 2020, and were therefore recorded on the Company’s Consolidated Balance Sheet, as well as leases that had been signed but not yet commenced as of September 26, 2020. Further information regarding the Company’s leases can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 12, “Leases.”
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
Apple Inc. | 2020 Form 10-K | 26

Deemed Repatriation Tax Payable
As of September 26, 2020, a significant portion of the other non-current liabilities in the Company’s Consolidated Balance Sheet consisted of the deemed repatriation tax payable imposed by the Act. The Company plans to pay the deemed repatriation tax payable in installments in accordance with the Act.
Other Non-Current Liabilities
The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing or amount of payments; therefore, such amounts are not included in the above contractual obligations table.
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
Valuation of Manufacturing-Related Assets and Estimation of Inventory Purchase Commitment Cancellation Fees
The Company invests in manufacturing-related assets, including capital assets held at its suppliers’ facilities and prepayments provided to certain of its suppliers associated with long-term agreements to secure the supply of inventory. The Company also accrues estimated purchase commitment cancellation fees related to inventory orders that have been canceled or are expected to be canceled. The Company’s estimates of future product development plans and demand for its products are key inputs in determining the recoverability of manufacturing-related assets and assessing the adequacy of any purchase commitment cancellation fee accruals. If there is an abrupt and substantial decline in estimated demand for one or more of the Company’s products, a change in the Company’s product development plans, or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record write-downs or impairments of manufacturing-related assets or accrue purchase commitment cancellation fees.
Apple Inc. | 2020 Form 10-K | 27

Warranty Costs
The Company offers limited warranties on its new and certified refurbished hardware products and on parts used to repair its hardware products, and customers may purchase extended service coverage, where available, on many of the Company’s hardware products. The Company accrues the estimated cost of warranties in the period the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost per claim and knowledge of specific product failures outside the Company’s typical experience. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required.
Income Taxes
The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater-than-50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
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
The Company’s investment policy and strategy are focused on the preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 26, 2020 and September 28, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.1 billion and $2.8 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Apple Inc. | 2020 Form 10-K | 28

As of September 26, 2020 and September 28, 2019, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $107.4 billion and $102.1 billion, respectively. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 26, 2020 and September 28, 2019 to increase by $218 million and $325 million on an annualized basis, respectively.
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
To provide an assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $551 million as of September 26, 2020, compared to a maximum one-day loss in fair value of $452 million as of September 28, 2019. Because the Company uses foreign currency instruments for hedging purposes, the losses in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 26, 2020 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.
Apple Inc. | 2020 Form 10-K | 29

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2020 Form 10-K | 30

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 26, 2020	September 28, 2019	September 29, 2018
Net sales:
Products	$220,747	$213,883	$225,847
Services	53,768	46,291	39,748
Total net sales	274,515	260,174	265,595

Cost of sales:
Products	151,286	144,996	148,164
Services	18,273	16,786	15,592
Total cost of sales	169,559	161,782	163,756
Gross margin	104,956	98,392	101,839

Operating expenses:
Research and development	18,752	16,217	14,236
Selling, general and administrative	19,916	18,245	16,705
Total operating expenses	38,668	34,462	30,941

Operating income	66,288	63,930	70,898
Other income/(expense), net	803	1,807	2,005
Income before provision for income taxes	67,091	65,737	72,903
Provision for income taxes	9,680	10,481	13,372
Net income	$57,411	$55,256	$59,531

Earnings per share:
Basic	$3.31	$2.99	$3.00
Diluted	$3.28	$2.97	$2.98

Shares used in computing earnings per share:
Basic	17,352,119	18,471,336	19,821,510
Diluted	17,528,214	18,595,651	20,000,435
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2020 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 26, 2020	September 28, 2019	September 29, 2018
Net income	$57,411	$55,256	$59,531
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	88	(408)	(525)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	79	(661)	523
Adjustment for net (gains)/losses realized and included in net income	(1,264)	23	382
Total change in unrealized gains/losses on derivative instruments	(1,185)	(638)	905

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	1,202	3,802	(3,407)
Adjustment for net (gains)/losses realized and included in net income	(63)	25	1
Total change in unrealized gains/losses on marketable debt securities	1,139	3,827	(3,406)

Total other comprehensive income/(loss)	42	2,781	(3,026)
Total comprehensive income	$57,453	$58,037	$56,505
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2020 Form 10-K | 32

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 26, 2020	September 28, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$38,016	$48,844
Marketable securities	52,927	51,713
Accounts receivable, net	16,120	22,926
Inventories	4,061	4,106
Vendor non-trade receivables	21,325	22,878
Other current assets	11,264	12,352
Total current assets	143,713	162,819

Non-current assets:
Marketable securities	100,887	105,341
Property, plant and equipment, net	36,766	37,378
Other non-current assets	42,522	32,978
Total non-current assets	180,175	175,697
Total assets	$323,888	$338,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$42,296	$46,236
Other current liabilities	42,684	37,720
Deferred revenue	6,643	5,522
Commercial paper	4,996	5,980
Term debt	8,773	10,260
Total current liabilities	105,392	105,718

Non-current liabilities:
Term debt	98,667	91,807
Other non-current liabilities	54,490	50,503
Total non-current liabilities	153,157	142,310
Total liabilities	258,549	248,028

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,976,763 and 17,772,945 shares issued and outstanding, respectively	50,779	45,174
Retained earnings	14,966	45,898
Accumulated other comprehensive income/(loss)	(406)	(584)
Total shareholders’ equity	65,339	90,488
Total liabilities and shareholders’ equity	$323,888	$338,516
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2020 Form 10-K | 33

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Years ended
	September 26, 2020	September 28, 2019	September 29, 2018
Total shareholders’ equity, beginning balances	$90,488	$107,147	$134,047

Common stock and additional paid-in capital:
Beginning balances	45,174	40,201	35,867
Common stock issued	880	781	669
Common stock withheld related to net share settlement of equity awards	(2,250)	(2,002)	(1,778)
Share-based compensation	6,975	6,194	5,443
Ending balances	50,779	45,174	40,201

Retained earnings:
Beginning balances	45,898	70,400	98,330
Net income	57,411	55,256	59,531
Dividends and dividend equivalents declared	(14,087)	(14,129)	(13,735)
Common stock withheld related to net share settlement of equity awards	(1,604)	(1,029)	(948)
Common stock repurchased	(72,516)	(67,101)	(73,056)
Cumulative effects of changes in accounting principles	(136)	2,501	278
Ending balances	14,966	45,898	70,400

Accumulated other comprehensive income/(loss):
Beginning balances	(584)	(3,454)	(150)
Other comprehensive income/(loss)	42	2,781	(3,026)
Cumulative effects of changes in accounting principles	136	89	(278)
Ending balances	(406)	(584)	(3,454)

Total shareholders’ equity, ending balances	$65,339	$90,488	$107,147

Dividends and dividend equivalents declared per share or RSU	$0.795	$0.75	$0.68
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2020 Form 10-K | 34

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 26, 2020	September 28, 2019	September 29, 2018
Cash, cash equivalents and restricted cash, beginning balances	$50,224	$25,913	$20,289
Operating activities:
Net income	57,411	55,256	59,531
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,056	12,547	10,903
Share-based compensation expense	6,829	6,068	5,340
Deferred income tax benefit	(215)	(340)	(32,590)
Other	(97)	(652)	(444)
Changes in operating assets and liabilities:
Accounts receivable, net	6,917	245	(5,322)
Inventories	(127)	(289)	828
Vendor non-trade receivables	1,553	2,931	(8,010)
Other current and non-current assets	(9,588)	873	(423)
Accounts payable	(4,062)	(1,923)	9,175
Deferred revenue	2,081	(625)	(3)
Other current and non-current liabilities	8,916	(4,700)	38,449
Cash generated by operating activities	80,674	69,391	77,434
Investing activities:
Purchases of marketable securities	(114,938)	(39,630)	(71,356)
Proceeds from maturities of marketable securities	69,918	40,102	55,881
Proceeds from sales of marketable securities	50,473	56,988	47,838
Payments for acquisition of property, plant and equipment	(7,309)	(10,495)	(13,313)
Payments made in connection with business acquisitions, net	(1,524)	(624)	(721)
Purchases of non-marketable securities	(210)	(1,001)	(1,871)
Proceeds from non-marketable securities	92	1,634	353
Other	(791)	(1,078)	(745)
Cash generated by/(used in) investing activities	(4,289)	45,896	16,066
Financing activities:
Proceeds from issuance of common stock	880	781	669
Payments for taxes related to net share settlement of equity awards	(3,634)	(2,817)	(2,527)
Payments for dividends and dividend equivalents	(14,081)	(14,119)	(13,712)
Repurchases of common stock	(72,358)	(66,897)	(72,738)
Proceeds from issuance of term debt, net	16,091	6,963	6,969
Repayments of term debt	(12,629)	(8,805)	(6,500)
Repayments of commercial paper, net	(963)	(5,977)	(37)
Other	(126)	(105)	—
Cash used in financing activities	(86,820)	(90,976)	(87,876)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(10,435)	24,311	5,624
Cash, cash equivalents and restricted cash, ending balances	$39,789	$50,224	$25,913
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$9,501	$15,263	$10,417
Cash paid for interest	$3,002	$3,423	$3,022
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2020 Form 10-K | 35

Apple Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2020, 2019 and 2018 spanned 52 weeks each. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Common Stock Split
On August 28, 2020, the Company effected a four-for-one stock split to shareholders of record as of August 24, 2020. All share, restricted stock unit (“RSU”) and per share or per RSU information has been retroactively adjusted to reflect the stock split.
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
Apple Inc. | 2020 Form 10-K | 36

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2020, 2019 and 2018 (net income in millions and shares in thousands):

	2020	2019	2018
Numerator:
Net income	$57,411	$55,256	$59,531

Denominator:
Weighted-average basic shares outstanding	17,352,119	18,471,336	19,821,510
Effect of dilutive securities	176,095	124,315	178,925
Weighted-average diluted shares	17,528,214	18,595,651	20,000,435

Basic earnings per share	$3.31	$2.99	$3.00
Diluted earnings per share	$3.28	$2.97	$2.98
The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities. Potentially dilutive securities representing 62 million shares of common stock were excluded from the computation of diluted earnings per share for 2019 because their effect would have been antidilutive.
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
Property, Plant and Equipment
Depreciation on property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, which for buildings is the lesser of 40 years or the remaining life of the building; between one and five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease term or useful life for leasehold improvements. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Depreciation and amortization expense on property and equipment was $9.7 billion, $11.3 billion and $9.3 billion during 2020, 2019 and 2018, respectively.
Non-cash investing activities involving property, plant and equipment resulted in a net increase/(decrease) to accounts payable and other current liabilities of $(2.9) billion and $3.4 billion during 2019 and 2018, respectively.
Apple Inc. | 2020 Form 10-K | 37

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
Restricted Cash and Restricted Marketable Securities
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as other assets in the Consolidated Balance Sheets, and determines current or non-current classification based on the expected duration of the restriction. The Company reports restricted marketable securities as current or non-current marketable securities in the Consolidated Balance Sheets based on the classification of the underlying securities.
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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation.
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
Apple Inc. | 2020 Form 10-K | 38

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store and certain digital content sold through the Company’s other digital content stores, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in Services net sales only the commission it retains.
The Company has elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.
Deferred Revenue
As of September 26, 2020 and September 28, 2019, the Company had total deferred revenue of $10.2 billion and $8.1 billion, respectively. As of September 26, 2020, the Company expects 65% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for 2020, 2019 and 2018 were as follows (in millions):

	2020	2019	2018
iPhone (1)	$137,781	$142,381	$164,888
Mac (1)	28,622	25,740	25,198
iPad (1)	23,724	21,280	18,380
Wearables, Home and Accessories (1)(2)	30,620	24,482	17,381
Services (3)	53,768	46,291	39,748
Total net sales (4)	$274,515	$260,174	$265,595
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and Apple-branded and third-party accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare, digital content and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud storage and Apple TV+ services, which are bundled in the sales price of certain products.
(4)Includes $5.0 billion of revenue recognized in 2020 that was included in deferred revenue as of September 28, 2019, $5.9 billion of revenue recognized in 2019 that was included in deferred revenue as of September 29, 2018, and $5.8 billion of revenue recognized in 2018 that was included in deferred revenue as of September 30, 2017.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for 2020, 2019 and 2018.
Apple Inc. | 2020 Form 10-K | 39

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of September 26, 2020 and September 28, 2019 (in millions):

	2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,773	$—	$—	$17,773	$17,773	$—	$—
Level 1 (1):
Money market funds	2,171	—	—	2,171	2,171	—	—
Subtotal	2,171	—	—	2,171	2,171	—	—
Level 2 (2):
U.S. Treasury securities	28,439	331	—	28,770	8,580	11,972	8,218
U.S. agency securities	8,604	8	—	8,612	2,009	3,078	3,525
Non-U.S. government securities	19,361	275	(186)	19,450	255	3,329	15,866
Certificates of deposit and time deposits	10,399	—	—	10,399	4,043	6,246	110
Commercial paper	11,226	—	—	11,226	3,185	8,041	—
Corporate debt securities	76,937	1,834	(175)	78,596	—	19,687	58,909
Municipal securities	1,001	22	—	1,023	—	139	884
Mortgage- and asset-backed securities	13,520	314	(24)	13,810	—	435	13,375
Subtotal	169,487	2,784	(385)	171,886	18,072	52,927	100,887
Total (3)	$189,431	$2,784	$(385)	$191,830	$38,016	$52,927	$100,887

	2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$12,204	$—	$—	$12,204	$12,204	$—	$—
Level 1 (1):
Money market funds	15,897	—	—	15,897	15,897	—	—
Subtotal	15,897	—	—	15,897	15,897	—	—
Level 2 (2):
U.S. Treasury securities	30,293	33	(62)	30,264	6,165	9,817	14,282
U.S. agency securities	9,767	1	(3)	9,765	6,489	2,249	1,027
Non-U.S. government securities	19,821	337	(50)	20,108	749	3,168	16,191
Certificates of deposit and time deposits	4,041	—	—	4,041	2,024	1,922	95
Commercial paper	12,433	—	—	12,433	5,193	7,240	—
Corporate debt securities	85,383	756	(92)	86,047	123	26,127	59,797
Municipal securities	958	8	(1)	965	—	68	897
Mortgage- and asset-backed securities	14,180	67	(73)	14,174	—	1,122	13,052
Subtotal	176,876	1,202	(281)	177,797	20,743	51,713	105,341
Total (3)	$204,977	$1,202	$(281)	$205,898	$48,844	$51,713	$105,341
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
(3)As of September 26, 2020 and September 28, 2019, total marketable securities included $18.6 billion and $18.9 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
Apple Inc. | 2020 Form 10-K | 40

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The maturities of the Company’s non-current marketable debt securities generally range from one to five years.
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, the Company reviews factors such as the duration and extent to which the fair value of the security is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. As of September 26, 2020, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of September 26, 2020 and September 28, 2019, the Company’s non-marketable equity securities had a carrying value of $2.8 billion and $2.9 billion, respectively.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows as of September 26, 2020 and September 28, 2019 is as follows (in millions):

	2020	2019
Cash and cash equivalents	$38,016	$48,844
Restricted cash included in other current assets	36	23
Restricted cash included in other non-current assets	1,737	1,357
Cash, cash equivalents and restricted cash	$39,789	$50,224
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of September 26, 2020, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 22 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | 2020 Form 10-K | 41

To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of September 26, 2020, the Company’s hedged interest rate transactions are expected to be recognized within seven years.
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
Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Amounts excluded from the effectiveness assessment of fair value hedges and recognized in OI&E were gains of $465 million and $777 million for 2020 and 2019, respectively. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 26, 2020 and September 28, 2019 (in millions):

	2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$749	$303	$1,052
Interest rate contracts	$1,557	$—	$1,557

Derivative liabilities (2):
Foreign exchange contracts	$1,561	$485	$2,046
Apple Inc. | 2020 Form 10-K | 42

	2019
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$1,798	$323	$2,121
Interest rate contracts	$685	$—	$685

Derivative liabilities (2):
Foreign exchange contracts	$1,341	$160	$1,501
Interest rate contracts	$105	$—	$105
(1)The fair value of derivative assets is measured using Level 2 fair value inputs and is included in other current assets and other non-current assets in the Consolidated Balance Sheets.
(2)The fair value of derivative liabilities is measured using Level 2 fair value inputs and is included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.
The Company classifies cash flows related to derivative financial instruments as operating activities in its Consolidated Statements of Cash Flows.
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and fair value hedges in OCI and the Consolidated Statements of Operations for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$365	$(959)	$682
Interest rate contracts	(57)	—	1
Total	$308	$(959)	$683

Net investment hedges:
Foreign currency debt	$15	$(58)	$4

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$1,553	$(116)	$(482)
Interest rate contracts	(8)	(7)	1
Total	$1,545	$(123)	$(481)
The amount excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI was a loss of $168 million for 2020.
Apple Inc. | 2020 Form 10-K | 43

The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for 2020, 2019 and 2018 and as of September 26, 2020 (in millions):

	2020	2019	2018
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$(992)	$1,020	$(168)
Interest rate contracts	1,114	2,068	(1,363)
Total	$122	$3,088	$(1,531)

Gains/(Losses) related to hedged items (1):
Marketable securities	$991	$(1,018)	$167
Fixed-rate debt	(1,114)	(2,068)	1,363
Total	$(123)	$(3,086)	$1,530

2020
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$16,270
Fixed-rate debt (3)	$(21,033)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$493
Fixed-rate debt carrying amount (increases)/decreases	$(1,541)
(1)Gains and losses related to fair value hedges are included in OI&E in the Consolidated Statements of Operations.
(2)The carrying amounts of marketable securities that are designated as hedged items in fair value hedges are included in current marketable securities and non-current marketable securities in the Consolidated Balance Sheet.
(3)The carrying amounts of fixed-rate debt instruments that are designated as hedged items in fair value hedges are included in current term debt and non-current term debt in the Consolidated Balance Sheet.
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 26, 2020 and September 28, 2019 (in millions):

	2020		2019
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$57,410	$749	$61,795	$1,798
Interest rate contracts	$20,700	$1,557	$31,250	$685

Instruments not designated as accounting hedges:
Foreign exchange contracts	$88,636	$303	$76,868	$323
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
Apple Inc. | 2020 Form 10-K | 44

The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Consolidated Balance Sheets. As of September 26, 2020 and September 28, 2019, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $875 million and $1.6 billion, respectively. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Balance Sheets, respectively.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of September 26, 2020 and September 28, 2019, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.8 billion and $2.7 billion, respectively, resulting in net derivative liabilities of $312 million and $407 million, respectively.
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
As of both September 26, 2020 and September 28, 2019, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 51% of total trade receivables as of September 28, 2019.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of September 26, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 57% and 11%. As of September 28, 2019, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 59% and 14%.
Note 4 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 26, 2020 and September 28, 2019 (in millions):
Property, Plant and Equipment, Net

	2020	2019
Land and buildings	$17,952	$17,085
Machinery, equipment and internal-use software	75,291	69,797
Leasehold improvements	10,283	9,075
Gross property, plant and equipment	103,526	95,957
Accumulated depreciation and amortization	(66,760)	(58,579)
Total property, plant and equipment, net	$36,766	$37,378
Other Non-Current Liabilities

	2020	2019
Long-term taxes payable	$28,170	$29,545
Other non-current liabilities	26,320	20,958
Total other non-current liabilities	$54,490	$50,503
Apple Inc. | 2020 Form 10-K | 45

Other Income/(Expense), Net
The following table shows the detail of OI&E for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Interest and dividend income	$3,763	$4,961	$5,686
Interest expense	(2,873)	(3,576)	(3,240)
Other income/(expense), net	(87)	422	(441)
Total other income/(expense), net	$803	$1,807	$2,005
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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2020, 2019 and 2018, consisted of the following (in millions):

	2020	2019	2018
Federal:
Current	$6,306	$6,384	$41,425
Deferred	(3,619)	(2,939)	(33,819)
Total	2,687	3,445	7,606
State:
Current	455	475	551
Deferred	21	(67)	48
Total	476	408	599
Foreign:
Current	3,134	3,962	3,986
Deferred	3,383	2,666	1,181
Total	6,517	6,628	5,167
Provision for income taxes	$9,680	$10,481	$13,372
The foreign provision for income taxes is based on foreign pre-tax earnings of $38.1 billion, $44.3 billion and $48.0 billion in 2020, 2019 and 2018, respectively.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (21% in 2020 and 2019; 24.5% in 2018) to income before provision for income taxes for 2020, 2019 and 2018, is as follows (dollars in millions):

	2020	2019	2018
Computed expected tax	$14,089	$13,805	$17,890
State taxes, net of federal effect	423	423	271
Impacts of the Act	(582)	—	1,515
Earnings of foreign subsidiaries	(2,534)	(2,625)	(5,606)
Research and development credit, net	(728)	(548)	(560)
Excess tax benefits from equity awards	(930)	(639)	(675)
Other	(58)	65	537
Provision for income taxes	$9,680	$10,481	$13,372
Effective tax rate	14.4%	15.9%	18.3%
Apple Inc. | 2020 Form 10-K | 46

Deferred Tax Assets and Liabilities
As of September 26, 2020 and September 28, 2019, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2020	2019
Deferred tax assets:
Amortization and depreciation	$8,317	$11,645
Accrued liabilities and other reserves	4,934	5,196
Lease liabilities	2,038	—
Deferred revenue	1,638	1,372
Other	2,409	2,174
Total deferred tax assets	19,336	20,387
Less: Valuation allowance	(1,041)	(747)
Total deferred tax assets, net	18,295	19,640
Deferred tax liabilities:
Minimum tax on foreign earnings	7,045	10,809
Right-of-use assets	1,862	—
Unrealized gains	526	186
Other	705	600
Total deferred tax liabilities	10,138	11,595
Net deferred tax assets	$8,157	$8,045
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
Uncertain Tax Positions
As of September 26, 2020, the total amount of gross unrecognized tax benefits was $16.5 billion, of which $8.8 billion, if recognized, would impact the Company’s effective tax rate. As of September 28, 2019, the total amount of gross unrecognized tax benefits was $15.6 billion, of which $8.6 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2020, 2019 and 2018, is as follows (in millions):

	2020	2019	2018
Beginning balances	$15,619	$9,694	$8,407
Increases related to tax positions taken during a prior year	454	5,845	2,431
Decreases related to tax positions taken during a prior year	(791)	(686)	(2,212)
Increases related to tax positions taken during the current year	1,347	1,697	1,824
Decreases related to settlements with taxing authorities	(85)	(852)	(756)
Decreases related to expiration of the statute of limitations	(69)	(79)	—
Ending balances	$16,475	$15,619	$9,694
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The U.S. Internal Revenue Service (the “IRS”) concluded its review of the years 2013 through 2015 in 2018, and all years before 2016 are closed. Tax years after 2014 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $3.9 billion.
Apple Inc. | 2020 Form 10-K | 47

Interest and Penalties
The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of September 26, 2020 and September 28, 2019, the total amount of gross interest and penalties accrued was $1.4 billion and $1.3 billion, respectively. The Company recognized interest and penalty expense in 2020, 2019 and 2018 of $85 million, $73 million and $489 million, respectively.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the European Commission appealed the General Court’s decision to the European Court of Justice. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the Act.
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of September 26, 2020, the adjusted recovery amount was €12.9 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper and Repurchase Agreements
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 26, 2020 and September 28, 2019, the Company had $5.0 billion and $6.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.62% and 2.24% as of September 26, 2020 and September 28, 2019, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$100	$(3,248)	$1,044

Maturities greater than 90 days:
Proceeds from commercial paper	6,185	13,874	14,555
Repayments of commercial paper	(7,248)	(16,603)	(15,636)
Repayments of commercial paper, net	(1,063)	(2,729)	(1,081)

Total repayments of commercial paper, net	$(963)	$(5,977)	$(37)
In 2020, the Company entered into agreements to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repos”). Due to the Company’s continuing involvement with the marketable securities, the Company accounted for its Repos as collateralized borrowings. The Company entered into $5.2 billion of Repos during 2020, all of which had been settled as of September 26, 2020.
Apple Inc. | 2020 Form 10-K | 48

Term Debt
As of September 26, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $106.1 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of September 26, 2020 and September 28, 2019:

	Maturities (calendar year)	2020		2019
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2019 debt issuances:
Floating-rate notes	2021 – 2022	$2,250	0.60% – 1.39%	$4,250	2.25% – 3.28%
Fixed-rate 0.375% – 4.650% notes	2020 – 2049	87,487	0.28% – 4.78%	97,429	0.28% – 4.78%

First quarter 2020 debt issuance of €2.0 billion:
Fixed-rate 0.000% – 0.500% notes	2025 – 2031	2,341	0.03% – 0.56%	—	—%

Third quarter 2020 debt issuance of $8.5 billion:
Fixed-rate 0.750% – 2.650% notes	2023 – 2050	8,500	0.84% – 2.72%	—	—%

Fourth quarter 2020 debt issuance of $5.5 billion:
Fixed-rate 0.550% – 2.550% notes	2025 – 2060	5,500	0.60% – 2.59%	—	—%
Total term debt		106,078		101,679

Unamortized premium/(discount) and issuance costs, net		(314)		(224)
Hedge accounting fair value adjustments		1,676		612
Less: Current portion of term debt		(8,773)		(10,260)
Total non-current portion of term debt		$98,667		$91,807
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
As of September 28, 2019, a portion of the Company’s Japanese yen–denominated notes with a carrying value of $1.0 billion was designated as a hedge of the foreign currency exposure of the Company’s net investment in a foreign operation. The Company’s Japanese yen–denominated notes matured during 2020 and the associated net investment hedges were terminated. For further discussion regarding the Company’s use of derivative instruments, refer to the Derivative Financial Instruments section of Note 3, “Financial Instruments.”
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $2.8 billion, $3.2 billion and $3.0 billion of interest cost on its term debt for 2020, 2019 and 2018, respectively.
The future principal payments for the Company’s Notes as of September 26, 2020, are as follows (in millions):

2021	$8,750
2022	9,569
2023	11,389
2024	10,115
2025	10,914
Thereafter	55,341
Total term debt	$106,078
As of September 26, 2020 and September 28, 2019, the fair value of the Company’s Notes, based on Level 2 inputs, was $117.1 billion and $107.5 billion, respectively.
Apple Inc. | 2020 Form 10-K | 49

Note 7 – Shareholders’ Equity
Share Repurchase Program
As of September 26, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program, of which $168.6 billion had been utilized. During 2020, the Company repurchased 917 million shares of its common stock for $72.5 billion, including 141 million shares delivered under a $10.0 billion November 2019 accelerated share repurchase arrangement (“ASR”) and 64 million shares delivered under a $6.0 billion May 2020 ASR. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Shares of Common Stock
The following table shows the changes in shares of common stock for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Common stock outstanding, beginning balances	17,772,945	19,019,943	20,504,805
Common stock repurchased	(917,270)	(1,380,819)	(1,622,198)
Common stock issued, net of shares withheld for employee taxes	121,088	133,821	137,336
Common stock outstanding, ending balances	16,976,763	17,772,945	19,019,943
Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line items, for 2020 and 2019 (in millions):

Comprehensive Income Components	Financial Statement Line Items	2020	2019
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$(365)	$(206)
	Total cost of sales	(584)	(482)
	Other income/(expense), net	(604)	784
Interest rate contracts	Other income/(expense), net	8	7
		(1,545)	103
Unrealized (gains)/losses on marketable debt securities	Other income/(expense), net	(82)	31
Total amounts reclassified from AOCI		$(1,627)	$134
Apple Inc. | 2020 Form 10-K | 50

The following table shows the changes in AOCI by component for 2020 and 2019 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Debt Securities	Total
Balances as of September 29, 2018	$(1,055)	$810	$(3,209)	$(3,454)
Other comprehensive income/(loss) before reclassifications	(421)	(949)	4,854	3,484
Amounts reclassified from AOCI	—	103	31	134
Tax effect	13	208	(1,058)	(837)
Other comprehensive income/(loss)	(408)	(638)	3,827	2,781
Cumulative effect of change in accounting principle	—	—	89	89
Balances as of September 28, 2019	(1,463)	172	707	(584)
Other comprehensive income/(loss) before reclassifications	91	115	1,560	1,766
Amounts reclassified from AOCI	—	(1,545)	(82)	(1,627)
Tax effect	(3)	245	(339)	(97)
Other comprehensive income/(loss)	88	(1,185)	1,139	42
Cumulative effect of change in accounting principle (1)	—	136	—	136
Balances as of September 26, 2020	$(1,375)	$(877)	$1,846	$(406)
(1)Refer to Note 1, “Summary of Significant Accounting Policies” for more information on the Company’s adoption of ASU 2017-12 in 2020.
Note 9 – Benefit Plans
2014 Employee Stock Plan
In the second quarter of 2014, shareholders approved the 2014 Employee Stock Plan (the “2014 Plan”) and terminated the Company’s authority to grant new awards under the 2003 Employee Stock Plan (the “2003 Plan”). The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the 2014 Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs canceled or shares withheld. Currently, all RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. Upon approval of the 2014 Plan, the Company reserved 1.54 billion shares plus the number of shares remaining that were reserved but not issued under the 2003 Plan. Shares subject to outstanding awards under the 2003 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations for RSUs, will also be available for awards under the 2014 Plan. As of September 26, 2020, approximately 808 million shares were reserved for future issuance under the 2014 Plan.
Apple Inc. Non-Employee Director Stock Plan
The Apple Inc. Non-Employee Director Stock Plan (the “Director Plan”) is a shareholder-approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the value and relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants, in each case within the limits set forth in the Director Plan and without further shareholder approval. RSUs granted under the Director Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. The Director Plan expires on November 12, 2027. All RSUs granted under the Director Plan are entitled to DERs. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest. As of September 26, 2020, approximately 4 million shares were reserved for future issuance under the Director Plan.
Apple Inc. | 2020 Form 10-K | 51

Rule 10b5-1 Trading Plans
During the three months ended September 26, 2020, Section 16 officers Katherine L. Adams, Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder-approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 26, 2020, approximately 107 million shares were reserved for future issuance under the Purchase Plan.
401(k) Plan
The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2020). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum of 6% of the employee’s eligible earnings.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2020, 2019 and 2018, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 30, 2017	390,284	$27.58
RSUs granted	181,402	$40.72
RSUs vested	(178,873)	$27.81
RSUs canceled	(24,195)	$31.95
Balance as of September 29, 2018	368,618	$33.65
RSUs granted	147,409	$53.99
RSUs vested	(168,350)	$33.80
RSUs canceled	(21,609)	$40.71
Balance as of September 28, 2019	326,068	$42.30
RSUs granted	156,800	$59.20
RSUs vested	(157,743)	$40.29
RSUs canceled	(14,347)	$48.07
Balance as of September 26, 2020	310,778	$51.58	$34,894
The fair value as of the respective vesting dates of RSUs was $10.8 billion, $8.6 billion and $7.6 billion for 2020, 2019 and 2018, respectively. The majority of RSUs that vested in 2020, 2019 and 2018 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 56 million, 59 million and 64 million for 2020, 2019 and 2018, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $3.9 billion, $3.0 billion and $2.7 billion in 2020, 2019 and 2018, respectively.
Apple Inc. | 2020 Form 10-K | 52

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Share-based compensation expense	$6,829	$6,068	$5,340
Income tax benefit related to share-based compensation expense	$(2,476)	$(1,967)	$(1,893)
As of September 26, 2020, the total unrecognized compensation cost related to outstanding RSUs and stock options was $12.2 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Beginning accrued warranty and related costs	$3,570	$3,692	$3,834
Cost of warranty claims	(2,956)	(3,857)	(4,115)
Accruals for product warranty	2,740	3,735	3,973
Ending accrued warranty and related costs	$3,354	$3,570	$3,692
The Company offers an iPhone Upgrade Program, which is available to customers who purchase a qualifying iPhone in the U.S., the U.K. and China mainland. The iPhone Upgrade Program provides customers the right to trade in that iPhone for a specified amount when purchasing a new iPhone, provided certain conditions are met. The Company accounts for the trade-in right as a guarantee liability and recognizes arrangement revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within net sales.
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
Apple Inc. | 2020 Form 10-K | 53

Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, Internet and telecommunication services, intellectual property licenses and content creation. Future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year as of September 26, 2020, are as follows (in millions):

2021	$3,476
2022	2,885
2023	1,700
2024	357
2025	104
Thereafter	130
Total	$8,652
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
VirnetX
VirnetX, Inc. (“VirnetX”) filed a lawsuit against the Company alleging that certain of the Company’s products infringe on patents owned by VirnetX. On April 11, 2018, a jury returned a verdict against the Company and awarded damages of $503 million. The Company appealed the verdict to the U.S. Court of Appeals for the Federal Circuit, which remanded the case back to the U.S. District Court for the Eastern District of Texas, where it is scheduled for a re-trial in October 2020. The Company has challenged the validity of the patents at issue in the re-trial at the U.S. Patent and Trademark Office (the “PTO”), and the PTO has declared the patents invalid, subject to further appeal by VirnetX.
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
Apple Inc. | 2020 Form 10-K | 54

Optis
Optis Wireless Technology, LLC and related entities (“Optis”) filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging that certain of the Company’s products infringe on patents owned by Optis. On August 11, 2020, a jury returned a verdict against the Company and awarded damages of $506 million. The Company has asked the court to set aside the verdict, where the case remains pending.
Note 11 – Segment Information and Geographic Data
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”
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
The following table shows information by reportable segment for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Americas:
Net sales	$124,556	$116,914	$112,093
Operating income	$37,722	$35,099	$34,864

Europe:
Net sales	$68,640	$60,288	$62,420
Operating income	$22,170	$19,195	$19,955

Greater China:
Net sales	$40,308	$43,678	$51,942
Operating income	$15,261	$16,232	$19,742

Japan:
Net sales	$21,418	$21,506	$21,733
Operating income	$9,279	$9,369	$9,500

Rest of Asia Pacific:
Net sales	$19,593	$17,788	$17,407
Operating income	$6,808	$6,055	$6,181
Apple Inc. | 2020 Form 10-K | 55

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2020, 2019 and 2018 is as follows (in millions):

	2020	2019	2018
Segment operating income	$91,240	$85,950	$90,242
Research and development expense	(18,752)	(16,217)	(14,236)
Other corporate expenses, net	(6,200)	(5,803)	(5,108)
Total operating income	$66,288	$63,930	$70,898
The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2020, 2019 and 2018. There was no single customer that accounted for more than 10% of net sales in 2020, 2019 and 2018. Net sales for 2020, 2019 and 2018 and long-lived assets as of September 26, 2020 and September 28, 2019 were as follows (in millions):

	2020	2019	2018
Net sales:
U.S.	$109,197	$102,266	$98,061
China (1)	40,308	43,678	51,942
Other countries	125,010	114,230	115,592
Total net sales	$274,515	$260,174	$265,595

	2020	2019
Long-lived assets:
U.S.	$25,890	$24,711
China (1)	7,256	9,064
Other countries	3,620	3,603
Total long-lived assets	$36,766	$37,378
(1)China includes Hong Kong and Taiwan. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.
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
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $1.5 billion for 2020. Lease costs associated with variable payments on the Company’s leases were $9.3 billion for 2020. Rent expense for operating leases, as previously reported under former lease accounting standards, was $1.3 billion and $1.2 billion in 2019 and 2018, respectively.
For 2020, the Company made $1.5 billion of fixed cash payments related to operating leases. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $10.5 billion for 2020, including the impact of adopting the new leases standard in the first quarter of 2020.
Apple Inc. | 2020 Form 10-K | 56

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 26, 2020 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2020
Right-of-use assets:
Operating leases	Other non-current assets	$8,570
Finance leases	Property, plant and equipment, net	629
Total right-of-use assets		$9,199

Lease liabilities:
Operating leases	Other current liabilities	$1,436
	Other non-current liabilities	7,745
Finance leases	Other current liabilities	24
	Other non-current liabilities	637
Total lease liabilities		$9,842
Lease liability maturities as of September 26, 2020, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$1,493	$43	$1,536
2022	1,461	43	1,504
2023	1,317	54	1,371
2024	1,068	30	1,098
2025	960	25	985
Thereafter	3,845	895	4,740
Total undiscounted liabilities	10,144	1,090	11,234
Less: Imputed interest	(963)	(429)	(1,392)
Total lease liabilities	$9,181	$661	$9,842
The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 26, 2020 were 10.3 years and 2.0%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of September 26, 2020, the Company had $1.7 billion of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2021 and 2022, with lease terms ranging from 1 year to 20 years.
Note 13 – Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2020 and 2019 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2020:
Total net sales	$64,698	$59,685	$58,313	$91,819
Gross margin	$24,689	$22,680	$22,370	$35,217
Net income	$12,673	$11,253	$11,249	$22,236

Earnings per share (1):
Basic	$0.74	$0.65	$0.64	$1.26
Diluted	$0.73	$0.65	$0.64	$1.25
Apple Inc. | 2020 Form 10-K | 57

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019:
Total net sales	$64,040	$53,809	$58,015	$84,310
Gross margin	$24,313	$20,227	$21,821	$32,031
Net income	$13,686	$10,044	$11,561	$19,965

Earnings per share (1):
Basic	$0.76	$0.55	$0.62	$1.05
Diluted	$0.76	$0.55	$0.61	$1.05
(1)Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
Apple Inc. | 2020 Form 10-K | 58

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 26, 2020 and September 28, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 26, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apple Inc. at September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), Apple Inc.’s internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 29, 2020 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 5 to the financial statements, Apple Inc. is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. As of September 26, 2020, the total amount of gross unrecognized tax benefits was $16.5 billion, of which $8.8 billion, if recognized, would impact Apple Inc.’s effective tax rate. Apple Inc. uses significant judgment in the calculation of tax liabilities in estimating the impact of uncertainties in the application of technical merits and complex tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

Apple Inc. | 2020 Form 10-K | 59

How We Addressed the Matter in Our Audit
We tested controls relating to the evaluation of uncertain tax positions, including controls over management’s assessment as to whether tax positions are more likely than not to be sustained, management’s process to measure the benefit of its tax positions, and the development of the related disclosures.
To evaluate Apple Inc.’s assessment of which tax positions are more likely than not to be sustained, our audit procedures included, among others, reading and evaluating management’s assumptions and analysis, and, as applicable, Apple Inc.’s communications with taxing authorities, that detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter resources in assessing the technical merits of certain of Apple Inc.’s tax positions based on our knowledge of relevant tax laws and experience with related taxing authorities. For certain tax positions, we also received external legal counsel confirmation letters and discussed the matters with external advisors and Apple Inc. tax personnel. In addition, we evaluated Apple Inc.’s disclosure in relation to these matters included in Note 5 to the financial statements.

/s/ Ernst & Young LLP
We have served as Apple Inc.’s auditor since 2009.

San Jose, California
October 29, 2020
Apple Inc. | 2020 Form 10-K | 60

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of Apple Inc. as of September 26, 2020 and September 28, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 26, 2020, and the related notes and our report dated October 29, 2020 expressed an unqualified opinion thereon.
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
October 29, 2020
Apple Inc. | 2020 Form 10-K | 61

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 26, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 26, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Apple Inc. | 2020 Form 10-K | 62

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and, if applicable, “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after September 26, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and, if applicable, “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2020” under the heading “Directors” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after September 26, 2020, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after September 26, 2020, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Role of the Board of Directors,” “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after September 26, 2020, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after September 26, 2020, and is incorporated herein by reference.
Apple Inc. | 2020 Form 10-K | 63

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)Documents filed as part of this report
(1)All financial statements
(2)Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of December 13, 2016.	8-K	3.2	12/15/16
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
Apple Inc. | 2020 Form 10-K | 64

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.18	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.19	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.20	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.21	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.22	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.23	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.24	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.25*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended and restated as of February 13, 2018.	8-K	10.1	2/14/18
10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	10.1	3/1/10
Apple Inc. | 2020 Form 10-K | 65

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.5*	Form of Restricted Stock Unit Award Agreement under 2003 Employee Stock Plan effective as of November 16, 2010.	10-Q	10.10	12/25/10
10.6*	2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.7*	Form of Amendment, effective as of August 26, 2014, to Restricted Stock Unit Award Agreements and Performance Award Agreements outstanding as of August 26, 2014.	10-K	10.13	9/27/14
10.8*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.18	9/24/16
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.21	9/30/17
10.11*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.12*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.17	9/29/18
10.13*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.18	9/29/18
10.14*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.15	9/28/19
10.15*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.16	9/28/19
10.16*, **	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.
10.17*, **	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
*Indicates management contract or compensatory plan or arrangement.
**Filed herewith.
***Furnished herewith.
(1)Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
Item 16.    Form 10-K Summary
None.
Apple Inc. | 2020 Form 10-K | 66

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2020	Apple Inc.

	By:	/s/ Luca Maestri
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2020
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 29, 2020
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 29, 2020
CHRIS KONDO

/s/ James A. Bell	Director	October 29, 2020
JAMES A. BELL

/s/ Al Gore	Director	October 29, 2020
AL GORE

/s/ Andrea Jung	Director	October 29, 2020
ANDREA JUNG

/s/ Arthur D. Levinson	Director	October 29, 2020
ARTHUR D. LEVINSON

/s/ Ronald D. Sugar	Director	October 29, 2020
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	October 29, 2020
SUSAN L. WAGNER
Apple Inc. | 2020 Form 10-K | 67