Form 10-Q
period 2020-12-26
Apple Inc.
filed 2021-01-28
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
or
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
Yes  ☐     No  ☒
16,788,096,000 shares of common stock were issued and outstanding as of January 15, 2021.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 26, 2020

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 26, 2020	December 28, 2019
Net sales:
Products	$95,678	$79,104
Services	15,761	12,715
Total net sales	111,439	91,819

Cost of sales:
Products	62,130	52,075
Services	4,981	4,527
Total cost of sales	67,111	56,602
Gross margin	44,328	35,217

Operating expenses:
Research and development	5,163	4,451
Selling, general and administrative	5,631	5,197
Total operating expenses	10,794	9,648

Operating income	33,534	25,569
Other income/(expense), net	45	349
Income before provision for income taxes	33,579	25,918
Provision for income taxes	4,824	3,682
Net income	$28,755	$22,236

Earnings per share:
Basic	$1.70	$1.26
Diluted	$1.68	$1.25

Shares used in computing earnings per share:
Basic	16,935,119	17,660,160
Diluted	17,113,688	17,818,417
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2021 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 26, 2020	December 28, 2019
Net income	$28,755	$22,236
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	549	202

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(304)	111
Adjustment for net (gains)/losses realized and included in net income	(183)	(398)
Total change in unrealized gains/losses on derivative instruments	(487)	(287)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	628	125
Adjustment for net (gains)/losses realized and included in net income	(105)	(10)
Total change in unrealized gains/losses on marketable debt securities	523	115

Total other comprehensive income/(loss)	585	30
Total comprehensive income	$29,340	$22,266
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2021 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 26, 2020	September 26, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$36,010	$38,016
Marketable securities	40,816	52,927
Accounts receivable, net	27,101	16,120
Inventories	4,973	4,061
Vendor non-trade receivables	31,519	21,325
Other current assets	13,687	11,264
Total current assets	154,106	143,713

Non-current assets:
Marketable securities	118,745	100,887
Property, plant and equipment, net	37,933	36,766
Other non-current assets	43,270	42,522
Total non-current assets	199,948	180,175
Total assets	$354,054	$323,888

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$63,846	$42,296
Other current liabilities	48,504	42,684
Deferred revenue	7,395	6,643
Commercial paper	5,000	4,996
Term debt	7,762	8,773
Total current liabilities	132,507	105,392

Non-current liabilities:
Term debt	99,281	98,667
Other non-current liabilities	56,042	54,490
Total non-current liabilities	155,323	153,157
Total liabilities	287,830	258,549

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,823,263 and 16,976,763 shares issued and outstanding, respectively	51,744	50,779
Retained earnings	14,301	14,966
Accumulated other comprehensive income/(loss)	179	(406)
Total shareholders’ equity	66,224	65,339
Total liabilities and shareholders’ equity	$354,054	$323,888
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2021 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	December 26, 2020	December 28, 2019
Total shareholders’ equity, beginning balances	$65,339	$90,488

Common stock and additional paid-in capital:
Beginning balances	50,779	45,174
Common stock issued	—	2
Common stock withheld related to net share settlement of equity awards	(1,101)	(951)
Share-based compensation	2,066	1,747
Ending balances	51,744	45,972

Retained earnings:
Beginning balances	14,966	45,898
Net income	28,755	22,236
Dividends and dividend equivalents declared	(3,547)	(3,485)
Common stock withheld related to net share settlement of equity awards	(1,873)	(536)
Common stock repurchased	(24,000)	(20,000)
Cumulative effect of change in accounting principle	—	(136)
Ending balances	14,301	43,977

Accumulated other comprehensive income/(loss):
Beginning balances	(406)	(584)
Other comprehensive income/(loss)	585	30
Cumulative effect of change in accounting principle	—	136
Ending balances	179	(418)

Total shareholders’ equity, ending balances	$66,224	$89,531

Dividends and dividend equivalents declared per share or RSU	$0.205	$0.1925
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2021 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 26, 2020	December 28, 2019
Cash, cash equivalents and restricted cash, beginning balances	$39,789	$50,224
Operating activities:
Net income	28,755	22,236
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,666	2,816
Share-based compensation expense	2,020	1,710
Deferred income tax benefit	(58)	(349)
Other	25	(142)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,945)	2,015
Inventories	(950)	(28)
Vendor non-trade receivables	(10,194)	3,902
Other current and non-current assets	(3,526)	(7,054)
Accounts payable	21,670	(1,089)
Deferred revenue	1,341	985
Other current and non-current liabilities	7,959	5,514
Cash generated by operating activities	38,763	30,516
Investing activities:
Purchases of marketable securities	(39,800)	(37,416)
Proceeds from maturities of marketable securities	25,177	19,740
Proceeds from sales of marketable securities	9,344	7,280
Payments for acquisition of property, plant and equipment	(3,500)	(2,107)
Payments made in connection with business acquisitions, net	(9)	(958)
Other	204	(207)
Cash used in investing activities	(8,584)	(13,668)
Financing activities:
Proceeds from issuance of common stock	—	2
Payments for taxes related to net share settlement of equity awards	(2,861)	(1,379)
Payments for dividends and dividend equivalents	(3,613)	(3,539)
Repurchases of common stock	(24,775)	(20,706)
Proceeds from issuance of term debt, net	—	2,210
Repayments of term debt	(1,000)	(1,000)
Proceeds from/(Repayments of) commercial paper, net	22	(979)
Other	(22)	(16)
Cash used in financing activities	(32,249)	(25,407)
Decrease in cash, cash equivalents and restricted cash	(2,070)	(8,559)
Cash, cash equivalents and restricted cash, ending balances	$37,719	$41,665
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$1,787	$4,393
Cash paid for interest	$619	$771
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2021 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 26, 2020 (the “2020 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2021 and 2020 span 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Common Stock Split
On August 28, 2020, the Company effected a four-for-one stock split to shareholders of record as of August 24, 2020. All share, restricted stock unit (“RSU”) and per share or per RSU information has been retroactively adjusted to reflect the stock split.
Recently Adopted Accounting Pronouncements
Financial Instruments – Credit Losses
At the beginning of the first quarter of 2021, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 26, 2020 and December 28, 2019 (net income in millions and shares in thousands):

	Three Months Ended
	December 26, 2020	December 28, 2019
Numerator:
Net income	$28,755	$22,236

Denominator:
Weighted-average basic shares outstanding	16,935,119	17,660,160
Effect of dilutive securities	178,569	158,257
Weighted-average diluted shares	17,113,688	17,818,417

Basic earnings per share	$1.70	$1.26
Diluted earnings per share	$1.68	$1.25
Apple Inc. | Q1 2021 Form 10-Q | 6

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
For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store® and certain digital content sold through the Company’s other digital content stores, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in Services net sales only the commission it retains.
The Company has elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.
Deferred Revenue
As of December 26, 2020 and September 26, 2020, the Company had total deferred revenue of $11.6 billion and $10.2 billion, respectively. As of December 26, 2020, the Company expects 64% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q1 2021 Form 10-Q | 7

Disaggregated Revenue
Net sales disaggregated by significant products and services for the three months ended December 26, 2020 and December 28, 2019 were as follows (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
iPhone (1)	$65,597	$55,957
Mac (1)	8,675	7,160
iPad (1)	8,435	5,977
Wearables, Home and Accessories (1)(2)	12,971	10,010
Services (3)	15,761	12,715
Total net sales (4)	$111,439	$91,819
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod®, iPod touch® and Apple-branded and third-party accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare®, digital content and other services. Services net sales also include amortization of the deferred value of Maps, Siri, and free iCloud storage and Apple TV+SM services, which are bundled in the sales price of certain products.
(4)Includes $2.5 billion of revenue recognized in the three months ended December 26, 2020 that was included in deferred revenue as of September 26, 2020 and $1.9 billion of revenue recognized in the three months ended December 28, 2019 that was included in deferred revenue as of September 28, 2019.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three months ended December 26, 2020 and December 28, 2019.
Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of December 26, 2020 and September 26, 2020 (in millions):

	December 26, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$18,729	$—	$—	$18,729	$18,729	$—	$—

Level 1 (1): Money market funds	6,312	—	—	6,312	6,312	—	—

Level 2 (2):
U.S. Treasury securities	21,939	270	(6)	22,203	3,227	8,527	10,449
U.S. agency securities	8,698	9	(1)	8,706	1,000	3,319	4,387
Non-U.S. government securities	20,185	395	(67)	20,513	100	2,874	17,539
Certificates of deposit and time deposits	8,002	—	—	8,002	5,009	2,623	370
Commercial paper	8,620	—	—	8,620	1,632	6,988	—
Corporate debt securities	83,042	2,155	(44)	85,153	1	16,117	69,035
Municipal securities	1,004	20	—	1,024	—	94	930
Mortgage- and asset-backed securities	16,051	281	(23)	16,309	—	274	16,035
Subtotal	167,541	3,130	(141)	170,530	10,969	40,816	118,745

Total (3)	$192,582	$3,130	$(141)	$195,571	$36,010	$40,816	$118,745
Apple Inc. | Q1 2021 Form 10-Q | 8

	September 26, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,773	$—	$—	$17,773	$17,773	$—	$—

Level 1 (1): Money market funds	2,171	—	—	2,171	2,171	—	—

Level 2 (2):
U.S. Treasury securities	28,439	331	—	28,770	8,580	11,972	8,218
U.S. agency securities	8,604	8	—	8,612	2,009	3,078	3,525
Non-U.S. government securities	19,361	275	(186)	19,450	255	3,329	15,866
Certificates of deposit and time deposits	10,399	—	—	10,399	4,043	6,246	110
Commercial paper	11,226	—	—	11,226	3,185	8,041	—
Corporate debt securities	76,937	1,834	(175)	78,596	—	19,687	58,909
Municipal securities	1,001	22	—	1,023	—	139	884
Mortgage- and asset-backed securities	13,520	314	(24)	13,810	—	435	13,375
Subtotal	169,487	2,784	(385)	171,886	18,072	52,927	100,887

Total (3)	$189,431	$2,784	$(385)	$191,830	$38,016	$52,927	$100,887
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
(3)As of December 26, 2020 and September 26, 2020, total marketable securities included $19.5 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
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
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of December 26, 2020 and September 26, 2020, the Company’s non-marketable equity securities had a carrying value of $2.5 billion and $2.8 billion, respectively.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of December 26, 2020 and September 26, 2020 is as follows (in millions):

	December 26, 2020	September 26, 2020
Cash and cash equivalents	$36,010	$38,016
Restricted cash	1,709	1,773
Cash, cash equivalents and restricted cash	$37,719	$39,789
The Company’s restricted cash primarily consisted of cash to support the Company’s iPhone Upgrade Program. Substantially all of the Company’s restricted cash was included in other non-current assets in the Condensed Consolidated Balance Sheets.
Apple Inc. | Q1 2021 Form 10-Q | 9

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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of December 26, 2020, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 22 years.
The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of December 26, 2020, the Company’s hedged interest rate transactions are expected to be recognized within seven years.
Cash Flow Hedges
Cash flow hedge amounts that are included in the assessment of hedge effectiveness are deferred in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest income or expense are recognized in other income/(expense), net (“OI&E”) in the same period as the related income or expense is recognized. For options designated as cash flow hedges, the time value is excluded from the assessment of hedge effectiveness and recognized in the financial statement line item to which the hedge relates on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in other comprehensive income/(loss) (“OCI”).
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
Apple Inc. | Q1 2021 Form 10-Q | 10

Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Amounts excluded from the effectiveness assessment of fair value hedges and recognized in OI&E were gains of $82 million and $128 million for the three months ended December 26, 2020 and December 28, 2019, respectively. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of December 26, 2020 and September 26, 2020 (in millions):

	December 26, 2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$524	$780	$1,304
Interest rate contracts	$1,443	$—	$1,443

Derivative liabilities (2):
Foreign exchange contracts	$2,332	$1,314	$3,646

	September 26, 2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$749	$303	$1,052
Interest rate contracts	$1,557	$—	$1,557

Derivative liabilities (2):
Foreign exchange contracts	$1,561	$485	$2,046
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
Apple Inc. | Q1 2021 Form 10-Q | 11

The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedges in OCI and the Condensed Consolidated Statements of Operations for the three months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$(191)	$271
Interest rate contracts	54	—
Total	$(137)	$271

Net investment hedges:
Foreign currency debt	$—	$24

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$314	$491
Interest rate contracts	(3)	(2)
Total	$311	$489
Amounts excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI were losses of $138 million and $89 million for the three months ended December 26, 2020 and December 28, 2019, respectively.
The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for the three months ended December 26, 2020 and December 28, 2019 and as of December 26, 2020 and September 26, 2020 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$(753)	$(183)
Interest rate contracts	(167)	(162)
Total	$(920)	$(345)

Gains/(Losses) related to hedged items (1):
Marketable securities	$752	$183
Fixed-rate debt	167	162
Total	$919	$345
Apple Inc. | Q1 2021 Form 10-Q | 12

	December 26, 2020	September 26, 2020
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$17,009	$16,270
Fixed-rate debt (3)	$(20,866)	$(21,033)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$956	$493
Fixed-rate debt carrying amount (increases)/decreases	$(1,374)	$(1,541)
(1)Gains and losses related to fair value hedges are included in OI&E in the Condensed Consolidated Statements of Operations.
(2)The carrying amounts of marketable securities that are designated as hedged items in fair value hedges are included in current marketable securities and non-current marketable securities in the Condensed Consolidated Balance Sheets
(3)The carrying amounts of fixed-rate debt instruments that are designated as hedged items in fair value hedges are included in current term debt and non-current term debt in the Condensed Consolidated Balance Sheets.
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 26, 2020 and September 26, 2020 (in millions):

	December 26, 2020		September 26, 2020
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$71,191	$524	$57,410	$749
Interest rate contracts	$20,900	$1,443	$20,700	$1,557

Instruments not designated as accounting hedges:
Foreign exchange contracts	$123,267	$780	$88,636	$303
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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of December 26, 2020, the net cash collateral posted by the Company related to derivative instruments under its collateral security arrangements was $215 million. As of September 26, 2020, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $875 million. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of December 26, 2020 and September 26, 2020, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $3.5 billion and $2.8 billion, respectively, resulting in net derivative liabilities of $684 million and $312 million, respectively.
Apple Inc. | Q1 2021 Form 10-Q | 13

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
As of both December 26, 2020 and September 26, 2020, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 41% of total trade receivables as of December 26, 2020.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of December 26, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 61% and 14%. As of September 26, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 57%, and 11%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 26, 2020 and September 26, 2020 (in millions):
Property, Plant and Equipment, Net

	December 26, 2020	September 26, 2020
Land and buildings	$18,885	$17,952
Machinery, equipment and internal-use software	76,224	75,291
Leasehold improvements	10,384	10,283
Gross property, plant and equipment	105,493	103,526
Accumulated depreciation and amortization	(67,560)	(66,760)
Total property, plant and equipment, net	$37,933	$36,766
Other Non-Current Liabilities

	December 26, 2020	September 26, 2020
Long-term taxes payable	$28,170	$28,170
Other non-current liabilities	27,872	26,320
Total other non-current liabilities	$56,042	$54,490
Apple Inc. | Q1 2021 Form 10-Q | 14

Other Income/(Expense), Net
The following table shows the detail of OI&E for the three months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Interest and dividend income	$747	$1,045
Interest expense	(638)	(785)
Other income/(expense), net	(64)	89
Total other income/(expense), net	$45	$349
Note 5 – Income Taxes
Uncertain Tax Positions
As of December 26, 2020, the total amount of gross unrecognized tax benefits was $17.1 billion, of which $9.0 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.6 billion of gross interest and penalties related to income tax matters as of December 26, 2020.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 in 2018, and all years before 2016 are closed. Tax years after 2014 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $4.1 billion.
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion. The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the European Commission appealed the General Court’s decision to the European Court of Justice. The Company believes that any incremental Irish corporate income taxes potentially due related to the State Aid Decision would be creditable against U.S. taxes, subject to any foreign tax credit limitations in the U.S. Tax Cuts and Jobs Act of 2017.
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of December 26, 2020, the adjusted recovery amount was €12.9 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Apple Inc. | Q1 2021 Form 10-Q | 15

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both December 26, 2020 and September 26, 2020, the Company had $5.0 billion of Commercial Paper outstanding, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.10% and 0.62% as of December 26, 2020 and September 26, 2020, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$1,439	$(175)

Maturities greater than 90 days:
Proceeds from commercial paper	780	1,317
Repayments of commercial paper	(2,197)	(2,121)
Repayments of commercial paper, net	(1,417)	(804)

Total proceeds from/(repayments of) commercial paper, net	$22	$(979)
Term Debt
As of December 26, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $105.9 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of December 26, 2020 and September 26, 2020:

	Maturities (calendar year)	December 26, 2020		September 26, 2020
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2020 debt issuances:
Floating-rate notes	2021 – 2022	$2,250	0.56% – 1.34%	$2,250	0.60% – 1.39%
Fixed-rate 0.000% – 4.650% notes	2021 – 2060	103,613	0.03% – 4.78%	103,828	0.03% – 4.78%
Total term debt		105,863		106,078

Unamortized premium/(discount) and issuance costs, net		(305)		(314)
Hedge accounting fair value adjustments		1,485		1,676
Less: Current portion of term debt		(7,762)		(8,773)
Total non-current portion of term debt		$99,281		$98,667
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
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $628 million and $757 million of interest cost on its term debt for the three months ended December 26, 2020 and December 28, 2019, respectively.
As of December 26, 2020 and September 26, 2020, the fair value of the Company’s Notes, based on Level 2 inputs, was $117.2 billion and $117.1 billion, respectively.
Apple Inc. | Q1 2021 Form 10-Q | 16

Note 7 – Shareholders’ Equity
Share Repurchase Program
As of December 26, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program, of which $192.6 billion had been utilized. During the three months ended December 26, 2020, the Company repurchased 200 million shares of its common stock for $24.0 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as hedges, and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line items, for the three months ended December 26, 2020 and December 28, 2019 (in millions):

		Three Months Ended
Comprehensive Income Components	Financial Statement Line Items	December 26, 2020	December 28, 2019
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$104	$(97)
	Total cost of sales	245	(171)
	Other income/(expense), net	(628)	(223)
Interest rate contracts	Other income/(expense), net	3	2
		(276)	(489)
Unrealized (gains)/losses on marketable debt securities	Other income/(expense), net	(118)	(13)
Total amounts reclassified from AOCI		$(394)	$(502)
The following table shows the changes in AOCI by component for the three months ended December 26, 2020 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Debt Securities	Total
Balances as of September 26, 2020	$(1,375)	$(877)	$1,846	$(406)
Other comprehensive income/(loss) before reclassifications	549	(294)	708	963
Amounts reclassified from AOCI	—	(276)	(118)	(394)
Tax effect	—	83	(67)	16
Other comprehensive income/(loss)	549	(487)	523	585
Balances as of December 26, 2020	$(826)	$(1,364)	$2,369	$179
Note 9 – Benefit Plans
Stock Plans
The Company had 713 million shares reserved for future issuance under its stock plans as of December 26, 2020. RSUs granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the Company’s stock plans reduce the number of shares available for grant under the plans by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Apple Inc. | Q1 2021 Form 10-Q | 17

Rule 10b5-1 Trading Plans
During the three months ended December 26, 2020, Section 16 officers Katherine L. Adams, Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 26, 2020 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 26, 2020	310,778	$51.58
RSUs granted	75,959	$112.75
RSUs vested	(68,565)	$44.91
RSUs canceled	(2,819)	$61.05
Balance as of December 26, 2020	315,353	$67.68	$41,617
The fair value as of the respective vesting dates of RSUs was $8.5 billion and $4.2 billion for the three months ended December 26, 2020 and December 28, 2019, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Share-based compensation expense	$2,020	$1,710
Income tax benefit related to share-based compensation expense	$(1,624)	$(758)
As of December 26, 2020, the total unrecognized compensation cost related to outstanding RSUs and stock options was $18.2 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Beginning accrued warranty and related costs	$3,354	$3,570
Cost of warranty claims	(723)	(915)
Accruals for product warranty	1,493	1,218
Ending accrued warranty and related costs	$4,124	$3,873
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
Apple Inc. | Q1 2021 Form 10-Q | 18

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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for content creation, Internet and telecommunications services and supplier arrangements. As of December 26, 2020, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $8.1 billion.
Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims, except for the following matters:
VirnetX
VirnetX, Inc. (“VirnetX”) filed a lawsuit against the Company alleging that certain of the Company’s products infringe on patents owned by VirnetX. On April 11, 2018, a jury returned a verdict against the Company in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”). The Company appealed the verdict to the U.S. Court of Appeals for the Federal Circuit, which remanded the case back to the Eastern Texas District Court, where a re-trial was held in October 2020. The jury returned a verdict against the Company and awarded damages of $503 million, which the Company intends to appeal. The Company has challenged the validity of the patents at issue in the re-trial at the U.S. Patent and Trademark Office (the “PTO”), and the PTO has declared the patents invalid, subject to further appeal by VirnetX.
Apple Inc. | Q1 2021 Form 10-Q | 19

iOS Performance Management Cases
Various civil litigation matters have been filed in state and federal courts in the U.S. and in various international jurisdictions alleging violation of consumer protection laws, fraud, computer intrusion and other causes of action related to the Company’s performance management feature used in its iPhone operating systems, introduced to certain iPhones in iOS updates 10.2.1 and 11.2. The claims seek monetary damages and other non-monetary relief. On April 5, 2018, several U.S. federal actions were consolidated through a Multidistrict Litigation process into a single action in the U.S. District Court for the Northern District of California (the “Northern California District Court”). On February 28, 2020, the parties in the Multidistrict Litigation reached a settlement to resolve the U.S. federal and California state class actions. Under the terms of the settlement, which the Northern California District Court preliminarily approved in May 2020, the Company has agreed to pay up to $500 million in the aggregate to certain U.S. owners of iPhones if certain conditions are met. The final amount of the settlement will be determined based on the number of consumers who file valid claims and the attorneys’ fee award. However, the Company has agreed to pay at least $310 million to settle the claims. In addition to civil litigation, the Company is also responding to governmental investigations and requests for information relating to the performance management feature. On November 18, 2020, the Company reached a settlement with a multi-state group of attorneys general. Under the terms of the settlement, the Company has agreed to pay an aggregate amount of $113 million to resolve civil, statutory claims. The Company continues to believe that its iPhones were not defective, that the performance management feature introduced with iOS updates 10.2.1 and 11.2 was intended to, and did, improve customers’ user experience, and that the Company did not make any misleading statements or fail to disclose any material information.
French Competition Authority
On March 16, 2020, the French Competition Authority (“FCA”) announced its decision that aspects of the Company’s sales and distribution practices in France violate French competition law and issued a fine of €1.1 billion. The Company strongly disagrees with the FCA’s decision and has appealed.
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
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K.
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
Apple Inc. | Q1 2021 Form 10-Q | 20

The following table shows information by reportable segment for the three months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Americas:
Net sales	$46,310	$41,367
Operating income	$15,785	$13,092

Europe:
Net sales	$27,306	$23,273
Operating income	$9,589	$7,719

Greater China:
Net sales	$21,313	$13,578
Operating income	$8,530	$5,363

Japan:
Net sales	$8,285	$6,223
Operating income	$3,503	$2,778

Rest of Asia Pacific:
Net sales	$8,225	$7,378
Operating income	$2,953	$2,731
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 26, 2020 and December 28, 2019 is as follows (in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Segment operating income	$40,360	$31,683
Research and development expense	(5,163)	(4,451)
Other corporate expenses, net	(1,663)	(1,663)
Total operating income	$33,534	$25,569
Apple Inc. | Q1 2021 Form 10-Q | 21

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 26, 2020 (the “2020 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
The following discussion should be read in conjunction with the 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
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
COVID-19 Update
The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company’s business, results of operations, financial condition and stock price.
During the first quarter of 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic, with many of the Company’s retail stores, as well as channel partner points of sale, temporarily closed at various times, and the vast majority of the Company’s employees working remotely. The Company has reopened some of its offices and retail stores, subject to operating restrictions to protect public health and the health and safety of employees and customers, and it continues to work on safely reopening the remainder of its offices and retail stores, subject to local rules and regulations.
The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” for more information.
Apple Inc. | Q1 2021 Form 10-Q | 22

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
First Quarter Fiscal 2021 Highlights
Total net sales increased 21% or $19.6 billion during the first quarter of 2021 compared to the same quarter in 2020, driven by higher net sales in all Products and Services categories. Additionally, net sales in all of the Company’s geographic reportable segments grew during the first quarter of 2021.
During the first quarter of 2021, the Company released the following products and services:
•iPhone 12, iPhone 12 mini, iPhone 12 Pro and iPhone 12 Pro Max, all with 5G technology;
•MacBook Air®, 13-inch MacBook Pro® and Mac mini®, all powered by M1, the Company’s first chip designed specifically for the Mac;
•An all-new iPad Air®;
•AirPods Max™, new over-ear wireless headphones, and HomePod mini™; and
•Apple Fitness+SM, a fitness subscription service.
The Company repurchased $24.0 billion of its common stock and paid dividends and dividend equivalents of $3.6 billion during the first quarter of 2021.
Products and Services Performance
The following table shows net sales by category for the three months ended December 26, 2020 and December 28, 2019 (dollars in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
Net sales by category:
iPhone (1)	$65,597	$55,957	17%
Mac (1)	8,675	7,160	21%
iPad (1)	8,435	5,977	41%
Wearables, Home and Accessories (1)(2)	12,971	10,010	30%
Services (3)	15,761	12,715	24%
Total net sales	$111,439	$91,819	21%
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
iPhone
iPhone net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales from the successful launch of the Company’s four new iPhone models and a favorable mix of iPhone sales.
Mac
Mac net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of MacBook Air and MacBook Pro.
iPad
iPad net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of iPad Air and iPad Pro®.
Apple Inc. | Q1 2021 Form 10-Q | 23

Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of Apple Watch, accessories and AirPods.
Services
Services net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales from the App Store, advertising and cloud services.
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
The following table shows net sales by reportable segment for the three months ended December 26, 2020 and December 28, 2019 (dollars in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
Net sales by reportable segment:
Americas	$46,310	$41,367	12%
Europe	27,306	23,273	17%
Greater China	21,313	13,578	57%
Japan	8,285	6,223	33%
Rest of Asia Pacific	8,225	7,378	11%
Total net sales	$111,439	$91,819	21%
Americas
Americas net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of Services, iPhone and Wearables, Home and Accessories.
Europe
Europe net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of Wearables, Home and Accessories, iPhone and iPad.
Greater China
Greater China net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of iPhone, iPad and Wearables, Home and Accessories. The strength of the Chinese renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during the first quarter of 2021.
Japan
Japan net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of iPhone, Services and iPad. The strength of the Japanese yen relative to the U.S. dollar had a favorable impact on Japan net sales during the first quarter of 2021.
Apple Inc. | Q1 2021 Form 10-Q | 24

Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales of Services, iPad and Wearables, Home and Accessories. The movement of foreign currencies in the Rest of Asia Pacific relative to the U.S. dollar had a net favorable impact on net sales during the first quarter of 2021.
Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 26, 2020 and December 28, 2019 were as follows (dollars in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Gross margin:
Products	$33,548	$27,029
Services	10,780	8,188
Total gross margin	$44,328	$35,217

Gross margin percentage:
Products	35.1%	34.2%
Services	68.4%	64.4%
Total gross margin percentage	39.8%	38.4%
Products Gross Margin
Products gross margin increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher Products volume and a different Products mix. Products gross margin percentage increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher leverage.
Services Gross Margin
Services gross margin increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher Services net sales and a different Services mix. Services gross margin percentage increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to a different Services mix and higher leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and remain under downward pressure.
Operating Expenses
Operating expenses for the three months ended December 26, 2020 and December 28, 2019 were as follows (dollars in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Research and development	$5,163	$4,451
Percentage of total net sales	5%	5%
Selling, general and administrative	$5,631	$5,197
Percentage of total net sales	5%	6%
Total operating expenses	$10,794	$9,648
Percentage of total net sales	10%	11%
Apple Inc. | Q1 2021 Form 10-Q | 25

Research and Development
The growth in research and development (“R&D”) expense during the first quarter of 2021 compared to the same quarter in 2020 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2021 compared to the same quarter in 2020 was driven primarily by increases in headcount-related expenses and higher variable selling expenses.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three months ended December 26, 2020 and December 28, 2019 was as follows (dollars in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019	Change
Interest and dividend income	$747	$1,045
Interest expense	(638)	(785)
Other income/(expense), net	(64)	89
Total other income/(expense), net	$45	$349	(87)%
OI&E decreased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to lower interest income and an adjustment to the carrying value of a non-marketable security, partially offset by lower interest expense. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.49% and 2.08% in the first quarter of 2021 and 2020, respectively.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 26, 2020 and December 28, 2019 were as follows (dollars in millions):

	Three Months Ended
	December 26, 2020	December 28, 2019
Provision for income taxes	$4,824	$3,682
Effective tax rate	14.4%	14.2%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2021 was lower than the statutory federal income tax rate due primarily to lower tax rates on foreign earnings and tax benefits from share-based compensation.
The Company’s effective tax rate for the first quarter of 2021 was relatively flat compared to the same quarter in 2020.
Apple Inc. | Q1 2021 Form 10-Q | 26

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of December 26, 2020 and September 26, 2020 and for the first three months of 2021 and 2020 (in millions):

	December 26, 2020	September 26, 2020
Cash, cash equivalents and marketable securities (1)	$195,571	$191,830
Property, plant and equipment, net	$37,933	$36,766
Commercial paper	$5,000	$4,996
Total term debt	$107,043	$107,440
Working capital	$21,599	$38,321

	Three Months Ended
	December 26, 2020	December 28, 2019
Cash generated by operating activities	$38,763	$30,516
Cash used in investing activities	$(8,584)	$(13,668)
Cash used in financing activities	$(32,249)	$(25,407)
(1)As of December 26, 2020 and September 26, 2020, total marketable securities included $19.5 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of December 26, 2020, the adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Further information regarding the State Aid Decision can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 5, “Income Taxes.”
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
During the three months ended December 26, 2020, cash generated by operating activities of $38.8 billion was a result of $28.8 billion of net income, non-cash adjustments to net income of $4.7 billion and an increase in the net change in operating assets and liabilities of $5.4 billion. Cash used in investing activities of $8.6 billion during the three months ended December 26, 2020 consisted primarily of cash used for purchases of marketable securities, net of maturities and sales, of $5.3 billion and cash used to acquire property, plant and equipment of $3.5 billion. Cash used in financing activities of $32.2 billion during the three months ended December 26, 2020 consisted primarily of cash used to repurchase common stock of $24.8 billion, cash used to pay dividends and dividend equivalents of $3.6 billion, cash used for taxes related to net share settlement of equity awards of $2.9 billion, and cash used to repay term debt of $1.0 billion.
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
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 26, 2020, the Company had $5.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.10% and maturities generally less than nine months.
Apple Inc. | Q1 2021 Form 10-Q | 27

As of December 26, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $105.9 billion (collectively the “Notes”). During the first three months of 2021, the Company repaid $1.0 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return Program
As of December 26, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program, of which $192.6 billion had been utilized. During the three months ended December 26, 2020, the Company repurchased 200 million shares of its common stock for $24.0 billion. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As of December 26, 2020, the Company’s quarterly cash dividend was $0.205 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options. The Company’s total fixed lease payment obligation of $13.0 billion as of December 26, 2020 included future payments under leases that had commenced as of December 26, 2020, and were therefore recorded on the Company’s Condensed Consolidated Balance Sheet, as well as leases that had been signed but not yet commenced as of December 26, 2020.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 26, 2020, the Company expects to pay $45.8 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, content creation and Internet and telecommunications services. As of December 26, 2020, the Company had other purchase obligations of $7.8 billion.
Deemed Repatriation Tax Payable
As of December 26, 2020, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”) was $29.9 billion, of which $28.1 billion was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company pays the deemed repatriation tax payable in installments in accordance with the Act.
Other Non-Current Liabilities
The Company’s remaining other non-current liabilities primarily consist of items for which the Company is unable to make a reasonably reliable estimate of the timing or amount of payments.
Apple Inc. | Q1 2021 Form 10-Q | 28

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
Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2020 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 26, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2021 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K.
Apple Inc. | Q1 2021 Form 10-Q | 29

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 26, 2020 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2020 to October 31, 2020:
Open market and privately negotiated purchases	25,810	$116.23	25,810

November 1, 2020 to November 28, 2020:
Open market and privately negotiated purchases	87,247	$117.48	87,247

November 29, 2020 to December 26, 2020:
Open market and privately negotiated purchases	86,632	$124.09	86,632
Total	199,689			$32,353
(1)As of December 26, 2020, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program announced on April 30, 2020, of which $192.6 billion had been utilized. The remaining $32.4 billion in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 26, 2020. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Apple Inc. | Q1 2021 Form 10-Q | 30

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	Form of CEO Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.
10.2*	Form of CEO Performance Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*     Filed herewith.
**    Furnished herewith.
Apple Inc. | Q1 2021 Form 10-Q | 31

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 27, 2021	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q1 2021 Form 10-Q | 32