Form 10-Q
period 2021-03-27
Apple Inc.
filed 2021-04-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
or
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
Yes  ☐     No  ☒
16,687,631,000 shares of common stock were issued and outstanding as of April 16, 2021.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 27, 2021

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Net sales:
Products	$72,683	$44,965	$168,361	$124,069
Services	16,901	13,348	32,662	26,063
Total net sales	89,584	58,313	201,023	150,132

Cost of sales:
Products	46,447	31,321	108,577	83,396
Services	5,058	4,622	10,039	9,149
Total cost of sales	51,505	35,943	118,616	92,545
Gross margin	38,079	22,370	82,407	57,587

Operating expenses:
Research and development	5,262	4,565	10,425	9,016
Selling, general and administrative	5,314	4,952	10,945	10,149
Total operating expenses	10,576	9,517	21,370	19,165

Operating income	27,503	12,853	61,037	38,422
Other income/(expense), net	508	282	553	631
Income before provision for income taxes	28,011	13,135	61,590	39,053
Provision for income taxes	4,381	1,886	9,205	5,568
Net income	$23,630	$11,249	$52,385	$33,485

Earnings per share:
Basic	$1.41	$0.64	$3.11	$1.91
Diluted	$1.40	$0.64	$3.08	$1.89

Shares used in computing earnings per share:
Basic	16,753,476	17,440,402	16,844,298	17,550,281
Diluted	16,929,157	17,618,765	17,021,423	17,718,591
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2021 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Net income	$23,630	$11,249	$52,385	$33,485
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(78)	(566)	471	(364)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	332	(143)	28	(32)
Adjustment for net (gains)/losses realized and included in net income	759	634	576	236
Total change in unrealized gains/losses on derivative instruments	1,091	491	604	204

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(1,403)	(2,325)	(775)	(2,200)
Adjustment for net (gains)/losses realized and included in net income	(75)	29	(180)	19
Total change in unrealized gains/losses on marketable debt securities	(1,478)	(2,296)	(955)	(2,181)

Total other comprehensive income/(loss)	(465)	(2,371)	120	(2,341)
Total comprehensive income	$23,165	$8,878	$52,505	$31,144
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2021 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	March 27, 2021	September 26, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$38,466	$38,016
Marketable securities	31,368	52,927
Accounts receivable, net	18,503	16,120
Inventories	5,219	4,061
Vendor non-trade receivables	14,533	21,325
Other current assets	13,376	11,264
Total current assets	121,465	143,713

Non-current assets:
Marketable securities	134,539	100,887
Property, plant and equipment, net	37,815	36,766
Other non-current assets	43,339	42,522
Total non-current assets	215,693	180,175
Total assets	$337,158	$323,888

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$40,127	$42,296
Other current liabilities	45,660	42,684
Deferred revenue	7,595	6,643
Commercial paper	5,000	4,996
Term debt	8,003	8,773
Total current liabilities	106,385	105,392

Non-current liabilities:
Term debt	108,642	98,667
Other non-current liabilities	52,953	54,490
Total non-current liabilities	161,595	153,157
Total liabilities	267,980	258,549

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,686,305 and 16,976,763 shares issued and outstanding, respectively	54,203	50,779
Retained earnings	15,261	14,966
Accumulated other comprehensive income/(loss)	(286)	(406)
Total shareholders’ equity	69,178	65,339
Total liabilities and shareholders’ equity	$337,158	$323,888
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2021 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Total shareholders’ equity, beginning balances	$66,224	$89,531	$65,339	$90,488

Common stock and additional paid-in capital:
Beginning balances	51,744	45,972	50,779	45,174
Common stock issued	561	428	561	430
Common stock withheld related to net share settlement of equity awards	(135)	(101)	(1,236)	(1,052)
Share-based compensation	2,033	1,733	4,099	3,480
Ending balances	54,203	48,032	54,203	48,032

Retained earnings:
Beginning balances	14,301	43,977	14,966	45,898
Net income	23,630	11,249	52,385	33,485
Dividends and dividend equivalents declared	(3,495)	(3,432)	(7,042)	(6,917)
Common stock withheld related to net share settlement of equity awards	(174)	(96)	(2,047)	(632)
Common stock repurchased	(19,001)	(18,516)	(43,001)	(38,516)
Cumulative effect of change in accounting principle	—	—	—	(136)
Ending balances	15,261	33,182	15,261	33,182

Accumulated other comprehensive income/(loss):
Beginning balances	179	(418)	(406)	(584)
Other comprehensive income/(loss)	(465)	(2,371)	120	(2,341)
Cumulative effect of change in accounting principle	—	—	—	136
Ending balances	(286)	(2,789)	(286)	(2,789)

Total shareholders’ equity, ending balances	$69,178	$78,425	$69,178	$78,425

Dividends and dividend equivalents declared per share or RSU	$0.205	$0.1925	$0.41	$0.385
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2021 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 27, 2021	March 28, 2020
Cash, cash equivalents and restricted cash, beginning balances	$39,789	$50,224
Operating activities:
Net income	52,385	33,485
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,463	5,602
Share-based compensation expense	4,001	3,407
Deferred income tax benefit	(207)	(651)
Other	(474)	(259)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,347)	7,284
Inventories	(1,226)	699
Vendor non-trade receivables	6,792	7,923
Other current and non-current assets	(4,333)	(8,866)
Accounts payable	(1,997)	(13,520)
Deferred revenue	1,642	1,223
Other current and non-current liabilities	3,045	7,500
Cash generated by operating activities	62,744	43,827
Investing activities:
Purchases of marketable securities	(74,424)	(66,489)
Proceeds from maturities of marketable securities	39,605	39,738
Proceeds from sales of marketable securities	21,645	27,762
Payments for acquisition of property, plant and equipment	(5,769)	(3,960)
Payments made in connection with business acquisitions, net	(9)	(1,134)
Other	—	(572)
Cash used in investing activities	(18,952)	(4,655)
Financing activities:
Proceeds from issuance of common stock	561	430
Payments for taxes related to net share settlement of equity awards	(3,160)	(1,566)
Payments for dividends and dividend equivalents	(7,060)	(6,914)
Repurchases of common stock	(43,323)	(39,280)
Proceeds from issuance of term debt, net	13,923	2,210
Repayments of term debt	(4,500)	(5,250)
Proceeds from commercial paper, net	22	1,518
Proceeds from repurchase agreement	—	2,556
Other	(38)	(51)
Cash used in financing activities	(43,575)	(46,347)
Increase/(Decrease) in cash, cash equivalents and restricted cash	217	(7,175)
Cash, cash equivalents and restricted cash, ending balances	$40,006	$43,049
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$10,276	$7,505
Cash paid for interest	$1,327	$1,689
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2021 Form 10-Q | 5

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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Numerator:
Net income	$23,630	$11,249	$52,385	$33,485

Denominator:
Weighted-average basic shares outstanding	16,753,476	17,440,402	16,844,298	17,550,281
Effect of dilutive securities	175,681	178,363	177,125	168,310
Weighted-average diluted shares	16,929,157	17,618,765	17,021,423	17,718,591

Basic earnings per share	$1.41	$0.64	$3.11	$1.91
Diluted earnings per share	$1.40	$0.64	$3.08	$1.89
Apple Inc. | Q2 2021 Form 10-Q | 6

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
Deferred Revenue
As of March 27, 2021 and September 26, 2020, the Company had total deferred revenue of $11.9 billion and $10.2 billion, respectively. As of March 27, 2021, the Company expects 64% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q2 2021 Form 10-Q | 7

Disaggregated Revenue
Net sales disaggregated by significant products and services for the three- and six-month periods ended March 27, 2021 and March 28, 2020 were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
iPhone (1)	$47,938	$28,962	$113,535	$84,919
Mac (1)	9,102	5,351	17,777	12,511
iPad (1)	7,807	4,368	16,242	10,345
Wearables, Home and Accessories (1)(2)	7,836	6,284	20,807	16,294
Services (3)	16,901	13,348	32,662	26,063
Total net sales (4)	$89,584	$58,313	$201,023	$150,132
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
(4)Includes $2.7 billion of revenue recognized in the three months ended March 27, 2021 that was included in deferred revenue as of December 26, 2020, $1.9 billion of revenue recognized in the three months ended March 28, 2020 that was included in deferred revenue as of December 28, 2019, $4.1 billion of revenue recognized in the six months ended March 27, 2021 that was included in deferred revenue as of September 26, 2020, and $3.0 billion of revenue recognized in the six months ended March 28, 2020 that was included in deferred revenue as of September 28, 2019.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and six-month periods ended March 27, 2021 and March 28, 2020.
Apple Inc. | Q2 2021 Form 10-Q | 8

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash and marketable securities by significant investment category as of March 27, 2021 and September 26, 2020 (in millions):

	March 27, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$19,444	$—	$—	$19,444	$19,444	$—	$—
Level 1 (1):
Money market funds	11,998	—	—	11,998	11,998	—	—
Mutual funds	143	1	(2)	142	—	142	—
Subtotal	12,141	1	(2)	12,140	11,998	142	—
Level 2 (2):
U.S. Treasury securities	21,331	168	(149)	21,350	205	8,058	13,087
U.S. agency securities	8,228	5	(72)	8,161	—	3,212	4,949
Non-U.S. government securities	19,849	211	(169)	19,891	200	2,881	16,810
Certificates of deposit and time deposits	7,198	—	—	7,198	5,814	1,114	270
Commercial paper	3,353	—	—	3,353	805	2,548	—
Corporate debt securities	88,108	1,506	(444)	89,170	—	13,036	76,134
Municipal securities	980	16	(1)	995	—	136	859
Mortgage- and asset-backed securities	22,624	234	(187)	22,671	—	241	22,430
Subtotal	171,671	2,140	(1,022)	172,789	7,024	31,226	134,539
Total (3)	$203,256	$2,141	$(1,024)	$204,373	$38,466	$31,368	$134,539

	September 26, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,773	$—	$—	$17,773	$17,773	$—	$—
Level 1 (1): Money market funds	2,171	—	—	2,171	2,171	—	—
Level 2 (2):
U.S. Treasury securities	28,439	331	—	28,770	8,580	11,972	8,218
U.S. agency securities	8,604	8	—	8,612	2,009	3,078	3,525
Non-U.S. government securities	19,361	275	(186)	19,450	255	3,329	15,866
Certificates of deposit and time deposits	10,399	—	—	10,399	4,043	6,246	110
Commercial paper	11,226	—	—	11,226	3,185	8,041	—
Corporate debt securities	76,937	1,834	(175)	78,596	—	19,687	58,909
Municipal securities	1,001	22	—	1,023	—	139	884
Mortgage- and asset-backed securities	13,520	314	(24)	13,810	—	435	13,375
Subtotal	169,487	2,784	(385)	171,886	18,072	52,927	100,887
Total (3)	$189,431	$2,784	$(385)	$191,830	$38,016	$52,927	$100,887
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
(3)As of March 27, 2021 and September 26, 2020, total marketable securities included $19.0 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
Apple Inc. | Q2 2021 Form 10-Q | 9

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of March 27, 2021 (in millions):

Due after 1 year through 5 years	$83,364
Due after 5 years through 10 years	28,835
Due after 10 years	22,340
Total fair value	$134,539
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of March 27, 2021 and September 26, 2020, the Company’s non-marketable equity securities had a carrying value of $2.7 billion and $2.8 billion, respectively.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of March 27, 2021 and September 26, 2020 is as follows (in millions):

	March 27, 2021	September 26, 2020
Cash and cash equivalents	$38,466	$38,016
Restricted cash	1,540	1,773
Cash, cash equivalents and restricted cash	$40,006	$39,789
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of March 27, 2021, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 21 years.
Apple Inc. | Q2 2021 Form 10-Q | 10

The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of March 27, 2021, the Company’s hedged interest rate transactions are expected to be recognized within seven years.
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
Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Amounts excluded from the effectiveness assessment of fair value hedges and recognized in OI&E were gains of $60 million and $142 million for the three- and six-month periods ended March 27, 2021, respectively, and were gains of $126 million and $254 million for the three- and six-month periods ended March 28, 2020, respectively. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
Apple Inc. | Q2 2021 Form 10-Q | 11

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 27, 2021 and September 26, 2020 (in millions):

	March 27, 2021
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$717	$778	$1,495
Interest rate contracts	$923	$—	$923

Derivative liabilities (2):
Foreign exchange contracts	$1,014	$702	$1,716

	September 26, 2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$749	$303	$1,052
Interest rate contracts	$1,557	$—	$1,557

Derivative liabilities (2):
Foreign exchange contracts	$1,561	$485	$2,046
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
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$338	$(462)	$147	$(191)
Interest rate contracts	39	(66)	93	(66)
Total	$377	$(528)	$240	$(257)

Net investment hedges:
Foreign currency debt	$—	$11	$—	$35

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$(885)	$(817)	$(571)	$(326)
Interest rate contracts	(2)	(1)	(5)	(3)
Total	$(887)	$(818)	$(576)	$(329)
Apple Inc. | Q2 2021 Form 10-Q | 12

Amounts excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI were a gain of $41 million and a loss of $97 million for the three- and six-month periods ended March 27, 2021, respectively, and were gains of $258 million and $169 million for the three- and six-month periods ended March 28, 2020, respectively.
The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for the three- and six-month periods ended March 27, 2021 and March 28, 2020 and as of March 27, 2021 and September 26, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$570	$436	$(183)	$253
Interest rate contracts	(451)	1,290	(618)	1,128
Total	$119	$1,726	$(801)	$1,381

Gains/(Losses) related to hedged items (1):
Marketable securities	$(569)	$(436)	$183	$(253)
Fixed-rate debt	451	(1,290)	618	(1,128)
Total	$(118)	$(1,726)	$801	$(1,381)

	March 27, 2021	September 26, 2020
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$16,423	$16,270
Fixed-rate debt (3)	$(18,416)	$(21,033)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$403	$493
Fixed-rate debt carrying amount (increases)/decreases	$(923)	$(1,541)
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
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 27, 2021 and September 26, 2020 (in millions):

	March 27, 2021		September 26, 2020
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$53,312	$717	$57,410	$749
Interest rate contracts	$17,500	$923	$20,700	$1,557

Instruments not designated as accounting hedges:
Foreign exchange contracts	$104,434	$778	$88,636	$303
Apple Inc. | Q2 2021 Form 10-Q | 13

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of March 27, 2021 and September 26, 2020, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $935 million and $875 million, respectively. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of March 27, 2021 and September 26, 2020, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.4 billion and $2.8 billion, respectively, resulting in net derivative liabilities of $233 million and $312 million, respectively.
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
As of March 27, 2021, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 13%. As of September 26, 2020, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 35% of total trade receivables as of March 27, 2021.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of March 27, 2021, the Company had one vendor that represented 10% or more of total vendor non-trade receivables, which accounted for 65%. As of September 26, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 57%, and 11%.
Apple Inc. | Q2 2021 Form 10-Q | 14

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 27, 2021 and September 26, 2020 (in millions):
Property, Plant and Equipment, Net

	March 27, 2021	September 26, 2020
Land and buildings	$19,000	$17,952
Machinery, equipment and internal-use software	77,841	75,291
Leasehold improvements	10,439	10,283
Gross property, plant and equipment	107,280	103,526
Accumulated depreciation and amortization	(69,465)	(66,760)
Total property, plant and equipment, net	$37,815	$36,766
Other Non-Current Liabilities

	March 27, 2021	September 26, 2020
Long-term taxes payable	$25,162	$28,170
Other non-current liabilities	27,791	26,320
Total other non-current liabilities	$52,953	$54,490
Other Income/(Expense), Net
The following table shows the detail of OI&E for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Interest and dividend income	$718	$1,049	$1,465	$2,094
Interest expense	(670)	(757)	(1,308)	(1,542)
Other income/(expense), net	460	(10)	396	79
Total other income/(expense), net	$508	$282	$553	$631
Note 5 – Income Taxes
Uncertain Tax Positions
As of March 27, 2021, the total amount of gross unrecognized tax benefits was $16.9 billion, of which $8.3 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.6 billion of gross interest and penalties related to income tax matters as of March 27, 2021.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its review of the years 2013 through 2015 in 2018, and all years before 2016 are closed. Tax years after 2014 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $3.1 billion.
Apple Inc. | Q2 2021 Form 10-Q | 15

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
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of March 27, 2021, the adjusted recovery amount was €12.9 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper and Repurchase Agreement
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of both March 27, 2021 and September 26, 2020, the Company had $5.0 billion of Commercial Paper outstanding, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.06% and 0.62% as of March 27, 2021 and September 26, 2020, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 27, 2021 and March 28, 2020 (in millions):

	Six Months Ended
	March 27, 2021	March 28, 2020
Maturities 90 days or less:
Proceeds from commercial paper, net	$2,008	$1,377

Maturities greater than 90 days:
Proceeds from commercial paper	1,368	4,797
Repayments of commercial paper	(3,354)	(4,656)
Proceeds from/(Repayments of) commercial paper, net	(1,986)	141

Total proceeds from commercial paper, net	$22	$1,518
In the second quarter of 2020, the Company entered into an agreement to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repo”). Due to the Company’s continuing involvement with the marketable securities, the Company accounted for the Repo as a collateralized borrowing. As of September 26, 2020, the Repo had been settled.
Apple Inc. | Q2 2021 Form 10-Q | 16

Term Debt
As of March 27, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $116.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of March 27, 2021 and September 26, 2020:

	Maturities (calendar year)	March 27, 2021		September 26, 2020
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2020 debt issuances:
Floating-rate notes	2022	$1,750	0.55% – 0.69%	$2,250	0.60% – 1.39%
Fixed-rate 0.000% – 4.650% notes	2021 – 2060	100,255	0.03% – 4.78%	103,828	0.03% – 4.78%

2021 debt issuance:
Fixed-rate 0.700% – 2.800% notes	2026 – 2061	14,000	0.75% – 2.81%	—	—%
Total term debt		116,005		106,078

Unamortized premium/(discount) and issuance costs, net		(371)		(314)
Hedge accounting fair value adjustments		1,011		1,676
Less: Current portion of term debt		(8,003)		(8,773)
Total non-current portion of term debt		$108,642		$98,667
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
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $657 million and $1.3 billion of interest cost on its term debt for the three- and six-month periods ended March 27, 2021, respectively. The Company recognized $725 million and $1.5 billion of interest cost on its term debt for the three- and six-month periods ended March 28, 2020, respectively.
As of March 27, 2021 and September 26, 2020, the fair value of the Company’s Notes, based on Level 2 inputs, was $121.2 billion and $117.1 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
As of March 27, 2021, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program (the “Program”). During the six months ended March 27, 2021, the Company repurchased 347 million shares of its common stock for $43.0 billion, bringing the total utilization under the Program to $211.6 billion. On April 28, 2021, the Company announced the Board of Directors increased the Program authorization by $90 billion. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apple Inc. | Q2 2021 Form 10-Q | 17

Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as hedges, and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line items, for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (in millions):

		Three Months Ended		Six Months Ended
Comprehensive Income Components	Financial Statement Line Items	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$314	$34	$418	$(63)
	Total cost of sales	406	12	651	(159)
	Other income/(expense), net	193	771	(435)	548
Interest rate contracts	Other income/(expense), net	2	1	5	3
		915	818	639	329
Unrealized (gains)/losses on marketable debt securities	Other income/(expense), net	(96)	37	(214)	24
Total amounts reclassified from AOCI		$819	$855	$425	$353
The following table shows the changes in AOCI by component for the six months ended March 27, 2021 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Debt Securities	Total
Balances as of September 26, 2020	$(1,375)	$(877)	$1,846	$(406)
Other comprehensive income/(loss) before reclassifications	471	111	(1,067)	(485)
Amounts reclassified from AOCI	—	639	(214)	425
Tax effect	—	(146)	326	180
Other comprehensive income/(loss)	471	604	(955)	120
Balances as of March 27, 2021	$(904)	$(273)	$891	$(286)
Note 9 – Benefit Plans
Stock Plans
The Company had 718 million shares reserved for future issuance under its stock plans as of March 27, 2021. RSUs granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the Company’s stock plans reduce the number of shares available for grant under the plans by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended March 27, 2021, Section 16 officers Katherine L. Adams, Timothy D. Cook, Chris Kondo, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Apple Inc. | Q2 2021 Form 10-Q | 18

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended March 27, 2021 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 26, 2020	310,778	$51.58
RSUs granted	79,068	$113.39
RSUs vested	(75,295)	$45.83
RSUs canceled	(5,918)	$63.67
Balance as of March 27, 2021	308,633	$68.58	$37,409
The fair value as of the respective vesting dates of RSUs was $867 million and $9.4 billion for the three- and six-month periods ended March 27, 2021, respectively, and was $558 million and $4.8 billion for the three- and six-month periods ended March 28, 2020, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Share-based compensation expense	$1,981	$1,697	$4,001	$3,407
Income tax benefit related to share-based compensation expense	$(575)	$(444)	$(2,199)	$(1,202)
As of March 27, 2021, the total unrecognized compensation cost related to outstanding RSUs and stock options was $16.7 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Beginning accrued warranty and related costs	$4,124	$3,873	$3,354	$3,570
Cost of warranty claims	(649)	(689)	(1,372)	(1,604)
Accruals for product warranty	309	739	1,802	1,957
Ending accrued warranty and related costs	$3,784	$3,923	$3,784	$3,923
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
Apple Inc. | Q2 2021 Form 10-Q | 19

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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for content creation, Internet and telecommunications services and supplier arrangements. As of March 27, 2021, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $8.2 billion.
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
VirnetX
VirnetX, Inc. (“VirnetX”) filed a lawsuit against the Company alleging that certain of the Company’s products infringe on patents owned by VirnetX. On April 11, 2018, a jury returned a verdict against the Company in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”). The Company appealed the verdict to the U.S. Court of Appeals for the Federal Circuit, which remanded the case back to the Eastern Texas District Court, where a re-trial was held in October 2020. The jury returned a verdict against the Company and awarded damages of $503 million, which the Company has appealed. The Company has challenged the validity of the patents at issue in the re-trial at the U.S. Patent and Trademark Office (the “PTO”), and the PTO has declared the patents invalid, subject to further appeal by VirnetX.
iOS Performance Management Cases
On April 5, 2018, several U.S. federal actions alleging violation of consumer protection laws, fraud, computer intrusion and other causes of action related to the Company’s performance management feature used in its iPhone operating systems, introduced to certain iPhones in iOS updates 10.2.1 and 11.2, were consolidated through a Multidistrict Litigation process into a single action in the U.S. District Court for the Northern District of California (the “Northern California District Court”). On February 28, 2020, the parties in the Multidistrict Litigation reached a settlement to resolve the U.S. federal and California state class actions. On March 18, 2021, the Northern California District Court granted final approval of the Multidistrict Litigation settlement, which will result in an aggregate payment of $310 million to settle all claims. The Company continues to believe that its iPhones were not defective, that the performance management feature introduced with iOS updates 10.2.1 and 11.2 was intended to, and did, improve customers’ user experience, and that the Company did not make any misleading statements or fail to disclose any material information.
French Competition Authority
On March 16, 2020, the French Competition Authority (“FCA”) announced its decision that aspects of the Company’s sales and distribution practices in France violate French competition law and issued a fine of €1.1 billion. The Company strongly disagrees with the FCA’s decision and has appealed.
Apple Inc. | Q2 2021 Form 10-Q | 20

Optis
Optis Wireless Technology, LLC and related entities (“Optis”) filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging that certain of the Company’s products infringe on patents owned by Optis. On August 11, 2020, a jury returned a verdict against the Company and awarded damages of $506 million. In post-trial proceedings, the damages portion of the verdict was set aside, and the case remains pending further proceedings.
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
The following table shows information by reportable segment for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Americas:
Net sales	$34,306	$25,473	$80,616	$66,840
Operating income	$12,050	$7,261	$27,835	$20,353

Europe:
Net sales	$22,264	$14,294	$49,570	$37,567
Operating income	$8,265	$4,528	$17,854	$12,247

Greater China:
Net sales	$17,728	$9,455	$39,041	$23,033
Operating income	$7,758	$3,758	$16,288	$9,121

Japan:
Net sales	$7,742	$5,206	$16,027	$11,429
Operating income	$3,428	$2,236	$6,931	$5,014

Rest of Asia Pacific:
Net sales	$7,544	$3,885	$15,769	$11,263
Operating income	$2,736	$1,290	$5,689	$4,021
Apple Inc. | Q2 2021 Form 10-Q | 21

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 27, 2021 and March 28, 2020 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Segment operating income	$34,237	$19,073	$74,597	$50,756
Research and development expense	(5,262)	(4,565)	(10,425)	(9,016)
Other corporate expenses, net	(1,472)	(1,655)	(3,135)	(3,318)
Total operating income	$27,503	$12,853	$61,037	$38,422
Apple Inc. | Q2 2021 Form 10-Q | 22

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
During the second quarter of 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic, with many of the Company’s retail stores, as well as channel partner points of sale, temporarily closed at various times, and the vast majority of the Company’s employees working remotely. The Company has reopened some of its offices and retail stores, subject to operating restrictions to protect public health and the health and safety of employees and customers, and it continues to work on safely reopening the remainder of its offices and retail stores, subject to local rules and regulations.
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
Apple Inc. | Q2 2021 Form 10-Q | 23

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
Second Quarter Fiscal 2021 Highlights
Total net sales increased 54% or $31.3 billion during the second quarter of 2021 compared to the same quarter in 2020, driven by higher net sales in all Products and Services categories in each of the Company’s reportable segments. The COVID-19 pandemic had an unfavorable impact on the Company’s net sales during the second quarter of 2020.
The Company repurchased $19.0 billion of its common stock and paid dividends and dividend equivalents of $3.4 billion during the second quarter of 2021.
In April 2021, the Company announced the following new products and services, all of which are expected to be available in the spring of 2021:
•iMac®, powered by the Apple M1 chip;
•iPad Pro®, powered by the Apple M1 chip;
•Apple TV 4K®, with a redesigned Siri Remote®;
•AirTag™, an accessory that helps keep track of items using the Find My™ network; and
•Apple Podcasts® Subscriptions.
Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 27, 2021	March 28, 2020	Change	March 27, 2021	March 28, 2020	Change
Net sales by category:
iPhone (1)	$47,938	$28,962	66%	$113,535	$84,919	34%
Mac (1)	9,102	5,351	70%	17,777	12,511	42%
iPad (1)	7,807	4,368	79%	16,242	10,345	57%
Wearables, Home and Accessories (1)(2)	7,836	6,284	25%	20,807	16,294	28%
Services (3)	16,901	13,348	27%	32,662	26,063	25%
Total net sales	$89,584	$58,313	54%	$201,023	$150,132	34%
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
iPhone
iPhone net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales from the successful launch of the Company’s new iPhone models in the first quarter of 2021 and a favorable mix of iPhone sales.
Mac
Mac net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of MacBook Air® and MacBook Pro®.
iPad
iPad net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of iPad Air® and the 10-inch version of iPad.
Apple Inc. | Q2 2021 Form 10-Q | 24

Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of Apple Watch and accessories.
Services
Services net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales from the App Store, advertising and cloud services.
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
The following table shows net sales by reportable segment for the three- and six-month periods ended March 27, 2021 and March 28, 2020 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 27, 2021	March 28, 2020	Change	March 27, 2021	March 28, 2020	Change
Net sales by reportable segment:
Americas	$34,306	$25,473	35%	$80,616	$66,840	21%
Europe	22,264	14,294	56%	49,570	37,567	32%
Greater China	17,728	9,455	87%	39,041	23,033	70%
Japan	7,742	5,206	49%	16,027	11,429	40%
Rest of Asia Pacific	7,544	3,885	94%	15,769	11,263	40%
Total net sales	$89,584	$58,313	54%	$201,023	$150,132	34%
Americas
Americas net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of iPhone, Services and Mac.
Europe
Europe net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of iPhone, iPad and Mac.
Greater China
Greater China net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of iPhone and iPad. The strength of the Chinese renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during the second quarter and first six months of 2021.
Japan
Japan net sales increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher net sales of iPhone, Services and iPad. The strength of the Japanese yen relative to the U.S. dollar had a favorable impact on Japan net sales during the second quarter and first six months of 2021.
Apple Inc. | Q2 2021 Form 10-Q | 25

Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the second quarter of 2021 compared to the second quarter of 2020 due primarily to higher net sales of iPhone, iPad and Mac. Year-over-year Rest of Asia Pacific net sales increased during the first six months of 2021 due primarily to higher net sales of iPhone, iPad and Wearables, Home and Accessories. The movement of foreign currencies in the Rest of Asia Pacific relative to the U.S. dollar had a net favorable impact on net sales during the second quarter and first six months of 2021.
Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended March 27, 2021 and March 28, 2020 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Gross margin:
Products	$26,236	$13,644	$59,784	$40,673
Services	11,843	8,726	22,623	16,914
Total gross margin	$38,079	$22,370	$82,407	$57,587

Gross margin percentage:
Products	36.1%	30.3%	35.5%	32.8%
Services	70.1%	65.4%	69.3%	64.9%
Total gross margin percentage	42.5%	38.4%	41.0%	38.4%
Products Gross Margin
Products gross margin increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher Products volume, a different Products mix and the strength in foreign currencies relative to the U.S. dollar.
Year-over-year Products gross margin percentage increased during the second quarter and first six months of 2021 due primarily to higher leverage, a different Products mix and the strength in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2021 compared to the same periods in 2020 due primarily to higher Services net sales, a different Services mix and the strength in foreign currencies relative to the U.S. dollar.
Year-over-year Services gross margin percentage increased during the second quarter and first six months of 2021 due primarily to a different Services mix, higher leverage and the strength in foreign currencies relative to the U.S. dollar.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q2 2021 Form 10-Q | 26

Operating Expenses
Operating expenses for the three- and six-month periods ended March 27, 2021 and March 28, 2020 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Research and development	$5,262	$4,565	$10,425	$9,016
Percentage of total net sales	6%	8%	5%	6%
Selling, general and administrative	$5,314	$4,952	$10,945	$10,149
Percentage of total net sales	6%	8%	5%	7%
Total operating expenses	$10,576	$9,517	$21,370	$19,165
Percentage of total net sales	12%	16%	11%	13%
Research and Development
The growth in research and development (“R&D”) expense during the second quarter and first six months of 2021 compared to the same periods in 2020 was driven primarily by increases in headcount-related expenses. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter and first six months of 2021 compared to the same periods in 2020 was driven primarily by increases in headcount-related expenses and higher variable selling expenses.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three- and six-month periods ended March 27, 2021 and March 28, 2020 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 27, 2021	March 28, 2020	Change	March 27, 2021	March 28, 2020	Change
Interest and dividend income	$718	$1,049		$1,465	$2,094
Interest expense	(670)	(757)		(1,308)	(1,542)
Other income/(expense), net	460	(10)		396	79
Total other income/(expense), net	$508	$282	80%	$553	$631	(12)%
OI&E increased during the second quarter of 2021 compared to the second quarter of 2020 due primarily to impairments of marketable and non-marketable securities in 2020 and a favorable carrying value adjustment of non-marketable securities in 2021, partially offset by lower interest income in 2021.
OI&E decreased during the first six months of 2021 compared to the same period in 2020 due primarily to lower interest income in 2021, partially offset by impairments of marketable and non-marketable securities in 2020 and lower interest expense in 2021.
The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.37% and 2.01% in the second quarter of 2021 and 2020, respectively, and 1.43% and 2.05% in the first six months of 2021 and 2020, respectively.
Apple Inc. | Q2 2021 Form 10-Q | 27

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 27, 2021 and March 28, 2020 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Provision for income taxes	$4,381	$1,886	$9,205	$5,568
Effective tax rate	15.6%	14.4%	14.9%	14.3%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter of 2021 was lower than the statutory federal income tax rate due primarily to lower taxes on foreign earnings. The Company’s effective tax rate for the first six months of 2021 was lower than the statutory federal income tax rate due primarily to lower taxes on foreign earnings and tax benefits from share-based compensation.
The Company’s effective tax rate for the second quarter of 2021 was higher compared to the second quarter of 2020 due primarily to higher taxes on foreign earnings and a lower impact of the U.S. federal R&D tax credit. The Company’s effective tax rate for the first six months of 2021 was higher compared to the same period in 2020 due primarily to higher taxes on foreign earnings, partially offset by higher tax benefits from share-based compensation.
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of March 27, 2021 and September 26, 2020 and for the first six months of 2021 and 2020 (in millions):

	March 27, 2021	September 26, 2020
Cash, cash equivalents and marketable securities (1)	$204,373	$191,830
Property, plant and equipment, net	$37,815	$36,766
Commercial paper	$5,000	$4,996
Total term debt	$116,645	$107,440
Working capital	$15,080	$38,321

	Six Months Ended
	March 27, 2021	March 28, 2020
Cash generated by operating activities	$62,744	$43,827
Cash used in investing activities	$(18,952)	$(4,655)
Cash used in financing activities	$(43,575)	$(46,347)
(1)As of March 27, 2021 and September 26, 2020, total marketable securities included $19.0 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of March 27, 2021, the adjusted recovery amount of €12.9 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Further information regarding the State Aid Decision can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 5, “Income Taxes.”
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Apple Inc. | Q2 2021 Form 10-Q | 28

During the six months ended March 27, 2021, cash generated by operating activities of $62.7 billion was a result of $52.4 billion of net income, non-cash adjustments to net income of $8.8 billion and an increase in the net change in operating assets and liabilities of $1.6 billion. Cash used in investing activities of $19.0 billion during the six months ended March 27, 2021 consisted primarily of cash used for purchases of marketable securities, net of maturities and sales, of $13.2 billion and cash used to acquire property, plant and equipment of $5.8 billion. Cash used in financing activities of $43.6 billion during the six months ended March 27, 2021 consisted primarily of cash used to repurchase common stock of $43.3 billion, cash used to pay dividends and dividend equivalents of $7.1 billion and cash used to repay or redeem term debt of $4.5 billion, partially offset by net proceeds from issuance of term debt of $13.9 billion.
During the six months ended March 28, 2020, cash generated by operating activities of $43.8 billion was a result of $33.5 billion of net income, non-cash adjustments to net income of $8.1 billion and an increase in the net change in operating assets and liabilities of $2.2 billion. Cash used in investing activities of $4.7 billion during the six months ended March 28, 2020 consisted primarily of cash used to acquire property, plant and equipment of $4.0 billion, partially offset by proceeds from maturities and sales of marketable securities, net of purchases, of $1.0 billion. Cash used in financing activities of $46.3 billion during the six months ended March 28, 2020 consisted primarily of cash used to repurchase common stock of $39.3 billion, cash used to pay dividends and dividend equivalents of $6.9 billion and cash used to repay or redeem term debt of $5.3 billion, partially offset by net proceeds from commercial paper and repurchase agreement of $4.1 billion and net proceeds from issuance of term debt of $2.2 billion.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 27, 2021, the Company had $5.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.06% and maturities generally less than nine months.
As of March 27, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $116.0 billion (collectively the “Notes”). During the first six months of 2021, the Company issued $13.9 billion and repaid or redeemed $4.5 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return
As of March 27, 2021, the Company was authorized to purchase up to $225 billion of the Company’s common stock under a share repurchase program (the “Program”). During the six months ended March 27, 2021, the Company repurchased 347 million shares of its common stock for $43.0 billion, bringing the total utilization under the Program to $211.6 billion. On April 28, 2021, the Company announced the Board of Directors increased the Program authorization by $90 billion. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On April 28, 2021, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.205 to $0.22 per share, beginning with the dividend to be paid during the third quarter of 2021. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options. The Company’s total fixed lease payment obligation of $13.1 billion as of March 27, 2021 included future payments under leases that had commenced as of March 27, 2021, and were therefore recorded on the Company’s Condensed Consolidated Balance Sheet, as well as leases that had been signed but not yet commenced as of March 27, 2021.
Apple Inc. | Q2 2021 Form 10-Q | 29

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 27, 2021, the Company expects to pay $35.4 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, content creation and Internet and telecommunications services. As of March 27, 2021, the Company had other purchase obligations of $8.6 billion.
Deemed Repatriation Tax Payable
As of March 27, 2021, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”) was $27.8 billion, of which $25.1 billion was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company pays the deemed repatriation tax payable in installments in accordance with the Act.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 27, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q2 2021 Form 10-Q | 30

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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2021 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 27, 2021 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2020 to January 30, 2021:
Open market and privately negotiated purchases	63,892	$133.04	63,892

January 31, 2021 to February 27, 2021:
Open market and privately negotiated purchases	34,328	$131.09	34,328

February 28, 2021 to March 27, 2021:
Open market and privately negotiated purchases	49,187	$121.98	49,187
Total	147,407			$13,352
(1)As of March 27, 2021, the Company was authorized to purchase up to $225 billion of the Company’s common stock under the Program, announced on April 30, 2020, of which $211.6 billion had been utilized. The remaining $13.4 billion in the table represents the amount available to repurchase shares under the Program as of March 27, 2021. On April 28, 2021, the Company announced the Board of Directors increased the Program authorization by $90 billion. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | Q2 2021 Form 10-Q | 31

Item 5.    Other Information
None.
Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*     Filed herewith.
**    Furnished herewith.
Apple Inc. | Q2 2021 Form 10-Q | 32

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2021	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q2 2021 Form 10-Q | 33