Form 10-Q
period 2021-06-26
Apple Inc.
filed 2021-07-28
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
or
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
Yes  ☐     No  ☒
16,530,166,000 shares of common stock were issued and outstanding as of July 16, 2021.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 26, 2021

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales:
Products	$63,948	$46,529	$232,309	$170,598
Services	17,486	13,156	50,148	39,219
Total net sales	81,434	59,685	282,457	209,817

Cost of sales:
Products	40,899	32,693	149,476	116,089
Services	5,280	4,312	15,319	13,461
Total cost of sales	46,179	37,005	164,795	129,550
Gross margin	35,255	22,680	117,662	80,267

Operating expenses:
Research and development	5,717	4,758	16,142	13,774
Selling, general and administrative	5,412	4,831	16,357	14,980
Total operating expenses	11,129	9,589	32,499	28,754

Operating income	24,126	13,091	85,163	51,513
Other income/(expense), net	243	46	796	677
Income before provision for income taxes	24,369	13,137	85,959	52,190
Provision for income taxes	2,625	1,884	11,830	7,452
Net income	$21,744	$11,253	$74,129	$44,738

Earnings per share:
Basic	$1.31	$0.65	$4.42	$2.56
Diluted	$1.30	$0.65	$4.38	$2.54

Shares used in computing earnings per share:
Basic	16,629,371	17,250,291	16,772,656	17,450,284
Diluted	16,781,735	17,419,154	16,941,527	17,618,778
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2021 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$21,744	$11,253	$74,129	$44,738
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	188	194	659	(170)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivatives	(24)	78	4	46
Adjustment for net (gains)/losses realized and included in net income	17	(1,120)	593	(884)
Total change in unrealized gains/losses on derivative instruments	(7)	(1,042)	597	(838)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	217	3,098	(558)	898
Adjustment for net (gains)/losses realized and included in net income	(54)	(11)	(234)	8
Total change in unrealized gains/losses on marketable debt securities	163	3,087	(792)	906

Total other comprehensive income/(loss)	344	2,239	464	(102)
Total comprehensive income	$22,088	$13,492	$74,593	$44,636
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2021 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	June 26, 2021	September 26, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$34,050	$38,016
Marketable securities	27,646	52,927
Accounts receivable, net	17,475	16,120
Inventories	5,178	4,061
Vendor non-trade receivables	16,433	21,325
Other current assets	13,641	11,264
Total current assets	114,423	143,713

Non-current assets:
Marketable securities	131,948	100,887
Property, plant and equipment, net	38,615	36,766
Other non-current assets	44,854	42,522
Total non-current assets	215,417	180,175
Total assets	$329,840	$323,888

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$40,409	$42,296
Other current liabilities	43,625	42,684
Deferred revenue	7,681	6,643
Commercial paper	8,000	4,996
Term debt	8,039	8,773
Total current liabilities	107,754	105,392

Non-current liabilities:
Term debt	105,752	98,667
Other non-current liabilities	52,054	54,490
Total non-current liabilities	157,806	153,157
Total liabilities	265,560	258,549

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,556,942 and 16,976,763 shares issued and outstanding, respectively	54,989	50,779
Retained earnings	9,233	14,966
Accumulated other comprehensive income/(loss)	58	(406)
Total shareholders’ equity	64,280	65,339
Total liabilities and shareholders’ equity	$329,840	$323,888
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2021 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Total shareholders’ equity, beginning balances	$69,178	$78,425	$65,339	$90,488

Common stock and additional paid-in capital:
Beginning balances	54,203	48,032	50,779	45,174
Common stock issued	—	—	561	430
Common stock withheld related to net share settlement of equity awards	(1,224)	(1,071)	(2,460)	(2,123)
Share-based compensation	2,010	1,735	6,109	5,215
Ending balances	54,989	48,696	54,989	48,696

Retained earnings:
Beginning balances	15,261	33,182	14,966	45,898
Net income	21,744	11,253	74,129	44,738
Dividends and dividend equivalents declared	(3,713)	(3,611)	(10,755)	(10,528)
Common stock withheld related to net share settlement of equity awards	(1,559)	(688)	(3,606)	(1,320)
Common stock repurchased	(22,500)	(16,000)	(65,501)	(54,516)
Cumulative effect of change in accounting principle	—	—	—	(136)
Ending balances	9,233	24,136	9,233	24,136

Accumulated other comprehensive income/(loss):
Beginning balances	(286)	(2,789)	(406)	(584)
Other comprehensive income/(loss)	344	2,239	464	(102)
Cumulative effect of change in accounting principle	—	—	—	136
Ending balances	58	(550)	58	(550)

Total shareholders’ equity, ending balances	$64,280	$72,282	$64,280	$72,282

Dividends and dividend equivalents declared per share or RSU	$0.22	$0.205	$0.63	$0.59
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2021 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 26, 2021	June 27, 2020
Cash, cash equivalents and restricted cash, beginning balances	$39,789	$50,224
Operating activities:
Net income	74,129	44,738
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,295	8,354
Share-based compensation expense	5,961	5,105
Deferred income tax expense/(benefit)	(737)	182
Other	(689)	(94)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,316)	5,149
Inventories	(1,213)	10
Vendor non-trade receivables	4,892	8,685
Other current and non-current assets	(5,899)	(6,760)
Accounts payable	(1,786)	(10,787)
Deferred revenue	1,738	1,649
Other current and non-current liabilities	463	3,867
Cash generated by operating activities	83,838	60,098
Investing activities:
Purchases of marketable securities	(94,052)	(96,606)
Proceeds from maturities of marketable securities	49,880	54,865
Proceeds from sales of marketable securities	36,745	39,760
Payments for acquisition of property, plant and equipment	(7,862)	(5,525)
Payments made in connection with business acquisitions, net	(13)	(1,473)
Other	(78)	(841)
Cash used in investing activities	(15,380)	(9,820)
Financing activities:
Proceeds from issuance of common stock	561	430
Payments for taxes related to net share settlement of equity awards	(5,855)	(3,234)
Payments for dividends and dividend equivalents	(10,827)	(10,570)
Repurchases of common stock	(66,223)	(55,171)
Proceeds from issuance of term debt, net	13,923	10,635
Repayments of term debt	(7,500)	(12,629)
Proceeds from commercial paper, net	3,022	31
Proceeds from repurchase agreements	—	5,165
Other	(72)	(120)
Cash used in financing activities	(72,971)	(65,463)
Decrease in cash, cash equivalents and restricted cash	(4,513)	(15,185)
Cash, cash equivalents and restricted cash, ending balances	$35,276	$35,039
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$18,536	$8,410
Cash paid for interest	$1,870	$2,275
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2021 Form 10-Q | 5

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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Numerator:
Net income	$21,744	$11,253	$74,129	$44,738

Denominator:
Weighted-average basic shares outstanding	16,629,371	17,250,291	16,772,656	17,450,284
Effect of dilutive securities	152,364	168,863	168,871	168,494
Weighted-average diluted shares	16,781,735	17,419,154	16,941,527	17,618,778

Basic earnings per share	$1.31	$0.65	$4.42	$2.56
Diluted earnings per share	$1.30	$0.65	$4.38	$2.54
Apple Inc. | Q3 2021 Form 10-Q | 6

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
Deferred Revenue
As of June 26, 2021 and September 26, 2020, the Company had total deferred revenue of $12.0 billion and $10.2 billion, respectively. As of June 26, 2021, the Company expects 64% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q3 2021 Form 10-Q | 7

Disaggregated Revenue
Net sales disaggregated by significant products and services for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
iPhone (1)	$39,570	$26,418	$153,105	$111,337
Mac (1)	8,235	7,079	26,012	19,590
iPad (1)	7,368	6,582	23,610	16,927
Wearables, Home and Accessories (1)(2)	8,775	6,450	29,582	22,744
Services (3)	17,486	13,156	50,148	39,219
Total net sales (4)	$81,434	$59,685	$282,457	$209,817
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
(4)Includes $3.0 billion of revenue recognized in the three months ended June 26, 2021 that was included in deferred revenue as of March 27, 2021, $2.1 billion of revenue recognized in the three months ended June 27, 2020 that was included in deferred revenue as of March 28, 2020, $5.5 billion of revenue recognized in the nine months ended June 26, 2021 that was included in deferred revenue as of September 26, 2020, and $4.0 billion of revenue recognized in the nine months ended June 27, 2020 that was included in deferred revenue as of September 28, 2019.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and nine-month periods ended June 26, 2021 and June 27, 2020.
Apple Inc. | Q3 2021 Form 10-Q | 8

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 26, 2021 and September 26, 2020 (in millions):

	June 26, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$14,853	$—	$—	$14,853	$14,853	$—	$—
Level 1 (1):
Money market funds	9,568	—	—	9,568	9,568	—	—
Mutual funds	159	8	—	167	—	167	—
Subtotal	9,727	8	—	9,735	9,568	167	—
Level 2 (2):
U.S. Treasury securities	22,582	133	(112)	22,603	1,602	8,083	12,918
U.S. agency securities	7,542	3	(69)	7,476	410	1,781	5,285
Non-U.S. government securities	20,007	252	(92)	20,167	118	3,537	16,512
Certificates of deposit and time deposits	7,099	—	—	7,099	6,362	466	271
Commercial paper	2,056	—	—	2,056	1,137	919	—
Corporate debt securities	85,221	1,444	(276)	86,389	—	11,903	74,486
Municipal securities	984	15	—	999	—	128	871
Mortgage- and asset-backed securities	22,233	191	(157)	22,267	—	662	21,605
Subtotal	167,724	2,038	(706)	169,056	9,629	27,479	131,948
Total (3)	$192,304	$2,046	$(706)	$193,644	$34,050	$27,646	$131,948

	September 26, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,773	$—	$—	$17,773	$17,773	$—	$—
Level 1 (1): Money market funds	2,171	—	—	2,171	2,171	—	—
Level 2 (2):
U.S. Treasury securities	28,439	331	—	28,770	8,580	11,972	8,218
U.S. agency securities	8,604	8	—	8,612	2,009	3,078	3,525
Non-U.S. government securities	19,361	275	(186)	19,450	255	3,329	15,866
Certificates of deposit and time deposits	10,399	—	—	10,399	4,043	6,246	110
Commercial paper	11,226	—	—	11,226	3,185	8,041	—
Corporate debt securities	76,937	1,834	(175)	78,596	—	19,687	58,909
Municipal securities	1,001	22	—	1,023	—	139	884
Mortgage- and asset-backed securities	13,520	314	(24)	13,810	—	435	13,375
Subtotal	169,487	2,784	(385)	171,886	18,072	52,927	100,887
Total (3)	$189,431	$2,784	$(385)	$191,830	$38,016	$52,927	$100,887
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
(3)As of June 26, 2021 and September 26, 2020, total marketable securities included $18.9 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
Apple Inc. | Q3 2021 Form 10-Q | 9

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of June 26, 2021 (in millions):

Due after 1 year through 5 years	$83,577
Due after 5 years through 10 years	26,324
Due after 10 years	22,047
Total fair value	$131,948
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.
Non-Marketable Securities
The Company holds non-marketable equity securities of certain privately held companies without readily determinable fair values. As of both June 26, 2021 and September 26, 2020, the Company’s non-marketable equity securities had a carrying value of $2.8 billion.
Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of June 26, 2021 and September 26, 2020 is as follows (in millions):

	June 26, 2021	September 26, 2020
Cash and cash equivalents	$34,050	$38,016
Restricted cash	1,226	1,773
Cash, cash equivalents and restricted cash	$35,276	$39,789
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. These instruments may offset a portion of the foreign currency remeasurement gains or losses, or changes in fair value. The Company may designate these instruments as either cash flow or fair value hedges. As of June 26, 2021, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 21 years.
Apple Inc. | Q3 2021 Form 10-Q | 10

The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. These instruments may offset a portion of the changes in interest income or expense, or changes in fair value. The Company designates these instruments as either cash flow or fair value hedges. As of June 26, 2021, the Company’s hedged interest rate transactions are expected to be recognized within six years.
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
Fair Value Hedges
Fair value hedge gains and losses related to amounts that are included in the assessment of hedge effectiveness are recognized in earnings along with a corresponding loss or gain related to the change in value of the hedged item in the same line in the Condensed Consolidated Statements of Operations. For foreign exchange forward contracts designated as fair value hedges, the forward carry component is excluded from the assessment of hedge effectiveness and recognized in OI&E on a straight-line basis over the life of the hedge. Amounts excluded from the effectiveness assessment of fair value hedges and recognized in OI&E were gains of $57 million and $199 million for the three- and nine-month periods ended June 26, 2021, respectively, and were gains of $119 million and $373 million for the three- and nine-month periods ended June 27, 2020, respectively. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Non-Designated Derivatives
Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
Apple Inc. | Q3 2021 Form 10-Q | 11

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of June 26, 2021 and September 26, 2020 (in millions):

	June 26, 2021
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$700	$510	$1,210
Interest rate contracts	$891	$—	$891

Derivative liabilities (2):
Foreign exchange contracts	$918	$601	$1,519

	September 26, 2020
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$749	$303	$1,052
Interest rate contracts	$1,557	$—	$1,557

Derivative liabilities (2):
Foreign exchange contracts	$1,561	$485	$2,046
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
The following table shows the pre-tax gains and losses of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedges in OCI and the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Gains/(Losses) recognized in OCI – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$(87)	$366	$60	$175
Interest rate contracts	—	(6)	93	(72)
Total	$(87)	$360	$153	$103

Net investment hedges:
Foreign currency debt	$—	$(20)	$—	$15

Gains/(Losses) reclassified from AOCI into net income – included in effectiveness assessment:
Cash flow hedges:
Foreign exchange contracts	$9	$1,389	$(562)	$1,063
Interest rate contracts	(1)	(3)	(6)	(6)
Total	$8	$1,386	$(568)	$1,057
Apple Inc. | Q3 2021 Form 10-Q | 12

Amounts excluded from the effectiveness assessment of the Company’s hedges and recognized in OCI were a gain of $63 million and a loss of $34 million for the three- and nine-month periods ended June 26, 2021, respectively, and were losses of $220 million and $51 million for the three- and nine-month periods ended June 27, 2020, respectively.
The following tables show information about the Company’s derivative instruments designated as fair value hedges and the related hedged items for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 and as of June 26, 2021 and September 26, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Gains/(Losses) on derivative instruments (1):
Foreign exchange contracts	$(130)	$(675)	$(313)	$(422)
Interest rate contracts	(32)	57	(650)	1,185
Total	$(162)	$(618)	$(963)	$763

Gains/(Losses) related to hedged items (1):
Marketable securities	$130	$675	$313	$422
Fixed-rate debt	32	(57)	650	(1,185)
Total	$162	$618	$963	$(763)

	June 26, 2021	September 26, 2020
Carrying amounts of hedged assets/(liabilities):
Marketable securities (2)	$16,254	$16,270
Fixed-rate debt (3)	$(18,384)	$(21,033)

Cumulative hedging adjustments included in the carrying amounts of hedged items:
Marketable securities carrying amount increases/(decreases)	$538	$493
Fixed-rate debt carrying amount (increases)/decreases	$(891)	$(1,541)
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
The following table shows the notional amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 26, 2021 and September 26, 2020 (in millions):

	June 26, 2021		September 26, 2020
	Notional Amount	Credit Risk Amount	Notional Amount	Credit Risk Amount
Instruments designated as accounting hedges:
Foreign exchange contracts	$53,914	$700	$57,410	$749
Interest rate contracts	$17,500	$891	$20,700	$1,557

Instruments not designated as accounting hedges:
Foreign exchange contracts	$95,910	$510	$88,636	$303
Apple Inc. | Q3 2021 Form 10-Q | 13

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
The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values in its Condensed Consolidated Balance Sheets. As of June 26, 2021 and September 26, 2020, the net cash collateral received by the Company related to derivative instruments under its collateral security arrangements was $576 million and $875 million, respectively. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively.
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other. As of June 26, 2021 and September 26, 2020, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $2.2 billion and $2.8 billion, respectively, resulting in a net derivative asset of $6 million and a net derivative liability of $312 million, respectively.
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
As of both June 26, 2021 and September 26, 2020, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 36% of total trade receivables as of June 26, 2021.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of June 26, 2021, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 56% and 13%. As of September 26, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 57% and 11%.
Apple Inc. | Q3 2021 Form 10-Q | 14

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 26, 2021 and September 26, 2020 (in millions):
Property, Plant and Equipment, Net

	June 26, 2021	September 26, 2020
Land and buildings	$19,149	$17,952
Machinery, equipment and internal-use software	78,981	75,291
Leasehold improvements	10,727	10,283
Gross property, plant and equipment	108,857	103,526
Accumulated depreciation and amortization	(70,242)	(66,760)
Total property, plant and equipment, net	$38,615	$36,766
Other Non-Current Liabilities

	June 26, 2021	September 26, 2020
Long-term taxes payable	$24,923	$28,170
Other non-current liabilities	27,131	26,320
Total other non-current liabilities	$52,054	$54,490
Other Income/(Expense), Net
The following table shows the detail of OI&E for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Interest and dividend income	$719	$901	$2,184	$2,995
Interest expense	(665)	(697)	(1,973)	(2,239)
Other income/(expense), net	189	(158)	585	(79)
Total other income/(expense), net	$243	$46	$796	$677
Note 5 – Income Taxes
Uncertain Tax Positions
As of June 26, 2021, the total amount of gross unrecognized tax benefits was $16.8 billion, of which $7.6 billion, if recognized, would impact the Company’s effective tax rate. The Company had accrued $1.6 billion of gross interest and penalties related to income tax matters as of June 26, 2021.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2015 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution and/or closure of examinations is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $2.4 billion.
Apple Inc. | Q3 2021 Form 10-Q | 15

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
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of June 26, 2021, the adjusted recovery amount was €12.7 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Note 6 – Debt
Commercial Paper and Repurchase Agreements
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 26, 2021 and September 26, 2020, the Company had $8.0 billion and $5.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.04% and 0.62% as of June 26, 2021 and September 26, 2020, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 26, 2021 and June 27, 2020 (in millions):

	Nine Months Ended
	June 26, 2021	June 27, 2020
Maturities 90 days or less:
Proceeds from commercial paper, net	$2,745	$401

Maturities greater than 90 days:
Proceeds from commercial paper	3,993	5,373
Repayments of commercial paper	(3,716)	(5,743)
Proceeds from/(Repayments of) commercial paper, net	277	(370)

Total proceeds from commercial paper, net	$3,022	$31
In 2020, the Company entered into agreements to sell certain of its marketable securities with a promise to repurchase the securities at a specified time and amount (“Repos”). Due to the Company’s continuing involvement with the marketable securities, the Company accounted for its Repos as collateralized borrowings. As of September 26, 2020, the Repos had been settled.
Apple Inc. | Q3 2021 Form 10-Q | 16

Term Debt
As of June 26, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $113.2 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of June 26, 2021 and September 26, 2020:

	Maturities (calendar year)	June 26, 2021		September 26, 2020
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2020 debt issuances:
Floating-rate notes	2022	$1,750	0.51% – 0.66%	$2,250	0.60% – 1.39%
Fixed-rate 0.000% – 4.650% notes	2021 – 2060	97,443	0.03% – 4.78%	103,828	0.03% – 4.78%

2021 debt issuance:
Fixed-rate 0.700% – 2.800% notes	2026 – 2061	14,000	0.75% – 2.81%	—	—%
Total term debt		113,193		106,078

Unamortized premium/(discount) and issuance costs, net		(360)		(314)
Hedge accounting fair value adjustments		958		1,676
Less: Current portion of term debt		(8,039)		(8,773)
Total non-current portion of term debt		$105,752		$98,667
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
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $657 million and $1.9 billion of interest cost on its term debt for the three- and nine-month periods ended June 26, 2021, respectively. The Company recognized $664 million and $2.1 billion of interest cost on its term debt for the three- and nine-month periods ended June 27, 2020, respectively.
As of June 26, 2021 and September 26, 2020, the fair value of the Company’s Notes, based on Level 2 inputs, was $120.3 billion and $117.1 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
As of June 26, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under a share repurchase program (the “Program”). During the nine months ended June 26, 2021, the Company repurchased 515 million shares of its common stock for $65.5 billion, including 32 million shares initially delivered under a May 2021 accelerated share repurchase agreement (“ASR”), bringing the total utilization under the Program to $234.1 billion. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Under the terms of the Company’s May 2021 ASR, a financial institution committed to deliver shares of the Company’s common stock during the purchase period in exchange for an up-front payment of $5.0 billion. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the ASR’s purchase period, which will end in or before August 2021. The shares received are retired in the periods they are delivered, and the up-front payment is accounted for as a reduction to retained earnings in the Company’s Condensed Consolidated Statement of Shareholders’ Equity in the period the payment is made.
Apple Inc. | Q3 2021 Form 10-Q | 17

Note 8 – Comprehensive Income
The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as hedges, and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the pre-tax amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line items, for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (in millions):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Items	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Unrealized (gains)/losses on derivative instruments:
Foreign exchange contracts	Total net sales	$60	$(270)	$478	$(333)
	Total cost of sales	101	(362)	752	(521)
	Other income/(expense), net	(155)	(760)	(590)	(212)
Interest rate contracts	Other income/(expense), net	1	3	6	6
		7	(1,389)	646	(1,060)
Unrealized (gains)/losses on marketable debt securities	Other income/(expense), net	(70)	(14)	(284)	10
Total amounts reclassified from AOCI		$(63)	$(1,403)	$362	$(1,050)
The following table shows the changes in AOCI by component for the nine months ended June 26, 2021 (in millions):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Debt Securities	Total
Balances as of September 26, 2020	$(1,375)	$(877)	$1,846	$(406)
Other comprehensive income/(loss) before reclassifications	659	81	(783)	(43)
Amounts reclassified from AOCI	—	646	(284)	362
Tax effect	—	(130)	275	145
Other comprehensive income/(loss)	659	597	(792)	464
Balances as of June 26, 2021	$(716)	$(280)	$1,054	$58
Note 9 – Benefit Plans
Stock Plans
The Company had 757 million shares reserved for future issuance under its stock plans as of June 26, 2021. RSUs granted under the Company’s stock plans generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the Company’s stock plans reduce the number of shares available for grant under the plans by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the plans utilizing a factor of two times the number of RSUs canceled or shares withheld.
Rule 10b5-1 Trading Plans
During the three months ended June 26, 2021, Section 16 officers Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Apple Inc. | Q3 2021 Form 10-Q | 18

Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 26, 2021 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 26, 2020	310,778	$51.58
RSUs granted	85,052	$114.68
RSUs vested	(134,462)	$51.59
RSUs canceled	(10,396)	$67.08
Balance as of June 26, 2021	250,972	$72.31	$33,407
The fair value as of the respective vesting dates of RSUs was $7.9 billion and $17.3 billion for the three- and nine-month periods ended June 26, 2021, respectively, and was $5.0 billion and $9.8 billion for the three- and nine-month periods ended June 27, 2020, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Share-based compensation expense	$1,960	$1,698	$5,961	$5,105
Income tax benefit related to share-based compensation expense	$(1,319)	$(740)	$(3,518)	$(1,942)
As of June 26, 2021, the total unrecognized compensation cost related to outstanding RSUs and stock options was $15.3 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Beginning accrued warranty and related costs	$3,784	$3,923	$3,354	$3,570
Cost of warranty claims	(636)	(576)	(2,008)	(2,180)
Accruals for product warranty	384	557	2,186	2,514
Ending accrued warranty and related costs	$3,532	$3,904	$3,532	$3,904
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
Apple Inc. | Q3 2021 Form 10-Q | 19

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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for content creation, Internet and telecommunications services and supplier arrangements. As of June 26, 2021, the Company’s total future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year were $8.8 billion.
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
Apple Inc. | Q3 2021 Form 10-Q | 20

Optis
Optis Wireless Technology, LLC and related entities (“Optis”) filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging that certain of the Company’s products infringe on patents owned by Optis. On August 11, 2020, a jury returned a verdict against the Company and awarded damages of $506 million. In post-trial proceedings, the damages portion of the verdict was set aside, and a retrial was scheduled for August 2021. The case remains pending further proceedings.
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
The following table shows information by reportable segment for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Americas:
Net sales	$35,870	$27,018	$116,486	$93,858
Operating income	$12,916	$7,974	$40,751	$28,327

Europe:
Net sales	$18,943	$14,173	$68,513	$51,740
Operating income	$7,085	$4,420	$24,939	$16,667

Greater China:
Net sales	$14,762	$9,329	$53,803	$32,362
Operating income	$6,303	$3,414	$22,591	$12,535

Japan:
Net sales	$6,464	$4,966	$22,491	$16,395
Operating income	$3,031	$2,114	$9,962	$7,128

Rest of Asia Pacific:
Net sales	$5,395	$4,199	$21,164	$15,462
Operating income	$2,116	$1,374	$7,805	$5,395
Apple Inc. | Q3 2021 Form 10-Q | 21

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Segment operating income	$31,451	$19,296	$106,048	$70,052
Research and development expense	(5,717)	(4,758)	(16,142)	(13,774)
Other corporate expenses, net	(1,608)	(1,447)	(4,743)	(4,765)
Total operating income	$24,126	$13,091	$85,163	$51,513
Apple Inc. | Q3 2021 Form 10-Q | 22

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020 (the “2020 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
During the third quarter of 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic, with many of the Company’s retail stores, as well as channel partner points of sale, temporarily closed at various times, and a significant number of the Company’s employees working remotely. The Company has reopened substantially all of its offices and retail stores, subject to operating restrictions to protect public health and the health and safety of employees and customers, and it continues to work on safely reopening the remainder of its offices and retail stores, subject to local rules and regulations.
The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” for more information.
Apple Inc. | Q3 2021 Form 10-Q | 23

The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
Third Quarter Fiscal 2021 Highlights
Total net sales increased 36% or $21.7 billion during the third quarter of 2021 compared to the same quarter in 2020, driven by growth in all Products and Services categories. Year-over-year net sales during the third quarter of 2021 also grew in each of the Company’s reportable segments.
During the third quarter of 2021, the Company released the following new products and services:
•iMac®, powered by the Apple M1 chip;
•iPad Pro®, powered by the Apple M1 chip;
•Apple TV 4K®, with a redesigned Siri Remote®;
•AirTag™, an accessory that helps keep track of items using the Find My™ network; and
•Apple Podcasts® Subscriptions.
The Company also announced iOS 15, macOS® Monterey, iPadOS® 15 and watchOS® 8, updates to its operating systems that are expected to be available in the fall of 2021.
The Company repurchased $22.5 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion during the third quarter of 2021.
Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 26, 2021	June 27, 2020	Change	June 26, 2021	June 27, 2020	Change
Net sales by category:
iPhone (1)	$39,570	$26,418	50%	$153,105	$111,337	38%
Mac (1)	8,235	7,079	16%	26,012	19,590	33%
iPad (1)	7,368	6,582	12%	23,610	16,927	39%
Wearables, Home and Accessories (1)(2)	8,775	6,450	36%	29,582	22,744	30%
Services (3)	17,486	13,156	33%	50,148	39,219	28%
Total net sales	$81,434	$59,685	36%	$282,457	$209,817	35%
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
iPhone
iPhone net sales increased during the third quarter and first nine months of 2021 compared to the same periods in 2020 due primarily to higher net sales from the Company’s new iPhone models launched in the first quarter of 2021.
Mac
Mac net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher net sales of MacBook Air® and iMac. Year-over-year Mac net sales increased during the first nine months of 2021 due primarily to higher net sales of MacBook Air and MacBook Pro®.
Apple Inc. | Q3 2021 Form 10-Q | 24

iPad
iPad net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due to higher net sales of iPad Air®. Year-over-year iPad net sales increased during the first nine months of 2021 due to higher net sales of iPad Air, iPad Pro and the 10-inch version of iPad.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the third quarter and first nine months of 2021 compared to the same periods in 2020 due primarily to higher net sales of Apple Watch and accessories.
Services
Services net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher net sales from advertising, the App Store and AppleCare. Year-over-year Services net sales increased during the first nine months of 2021 due primarily to higher net sales from advertising, the App Store and cloud services.
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
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 26, 2021	June 27, 2020	Change	June 26, 2021	June 27, 2020	Change
Net sales by reportable segment:
Americas	$35,870	$27,018	33%	$116,486	$93,858	24%
Europe	18,943	14,173	34%	68,513	51,740	32%
Greater China	14,762	9,329	58%	53,803	32,362	66%
Japan	6,464	4,966	30%	22,491	16,395	37%
Rest of Asia Pacific	5,395	4,199	28%	21,164	15,462	37%
Total net sales	$81,434	$59,685	36%	$282,457	$209,817	35%
Americas
Americas net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher net sales of iPhone, Services and Wearables, Home and Accessories. Year-over-year Americas net sales increased during the first nine months of 2021 due primarily to higher net sales of iPhone, Services and Mac.
Europe
Europe net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher net sales of iPhone, Services and Wearables, Home and Accessories. Year-over-year Europe net sales increased during the first nine months of 2021 due primarily to higher net sales of iPhone, iPad and Mac. The movement of foreign currencies in Europe relative to the U.S. dollar had a net favorable impact on Europe net sales during the third quarter and first nine months of 2021.
Greater China
Greater China net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher net sales of iPhone and Services. Year-over-year Greater China net sales increased during the first nine months of 2021 due primarily to higher net sales of iPhone and iPad. The strength of the Chinese renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during the third quarter and first nine months of 2021.
Apple Inc. | Q3 2021 Form 10-Q | 25

Japan
Japan net sales increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher net sales of iPhone. Year-over-year Japan net sales increased during the first nine months of 2021 due primarily to higher net sales of iPhone and Services. The strength of the Japanese yen relative to the U.S. dollar had a favorable impact on Japan net sales during the first nine months of 2021.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter and first nine months of 2021 compared to the same periods in 2020 due primarily to higher net sales of iPhone, Wearables, Home and Accessories and Services. The movement of foreign currencies in the Rest of Asia Pacific relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2021.
Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Gross margin:
Products	$23,049	$13,836	$82,833	$54,509
Services	12,206	8,844	34,829	25,758
Total gross margin	$35,255	$22,680	$117,662	$80,267

Gross margin percentage:
Products	36.0%	29.7%	35.7%	32.0%
Services	69.8%	67.2%	69.5%	65.7%
Total gross margin percentage	43.3%	38.0%	41.7%	38.3%
Products Gross Margin
Products gross margin increased during the third quarter and first nine months of 2021 compared to the same periods in 2020 due primarily to higher Products volume, a different Products mix and the strength in foreign currencies relative to the U.S. dollar.
Products gross margin percentage increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to a different Products mix, the strength in foreign currencies relative to the U.S. dollar and improved leverage. Year-over-year Products gross margin percentage increased during the first nine months of 2021 due primarily to improved leverage, a different Products mix and the strength in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2021 compared to the same periods in 2020 due primarily to higher Services net sales, a different Services mix and the strength in foreign currencies relative to the U.S. dollar.
Year-over-year Services gross margin percentage increased during the third quarter and first nine months of 2021 due primarily to a different Services mix and improved leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q3 2021 Form 10-Q | 26

Operating Expenses
Operating expenses for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Research and development	$5,717	$4,758	$16,142	$13,774
Percentage of total net sales	7%	8%	6%	7%
Selling, general and administrative	$5,412	$4,831	$16,357	$14,980
Percentage of total net sales	7%	8%	6%	7%
Total operating expenses	$11,129	$9,589	$32,499	$28,754
Percentage of total net sales	14%	16%	12%	14%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter of 2021 compared to the third quarter of 2020 was driven primarily by increases in headcount-related expenses, and material and equipment costs. Year-over-year R&D expense increased during the first nine months of 2021 due primarily to higher headcount-related expenses and R&D-related professional services. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter of 2021 compared to the third quarter of 2020 was driven primarily by increases in headcount-related and advertising expenses. Year-over-year selling, general and administrative expense increased during the first nine months of 2021 due primarily to higher headcount-related and variable selling expenses.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 26, 2021	June 27, 2020	Change	June 26, 2021	June 27, 2020	Change
Interest and dividend income	$719	$901		$2,184	$2,995
Interest expense	(665)	(697)		(1,973)	(2,239)
Other income/(expense), net	189	(158)		585	(79)
Total other income/(expense), net	$243	$46	428%	$796	$677	18%
OI&E increased during the third quarter of 2021 compared to the third quarter of 2020 due primarily to a favorable carrying value adjustment of non-marketable securities and smaller impairments of securities, partially offset by lower interest income. Year-over-year OI&E increased during the first nine months of 2021 due primarily to smaller impairments of securities, lower interest expense and favorable carrying value adjustments of non-marketable securities, partially offset by lower interest income.
The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.32% and 1.74% in the third quarter of 2021 and 2020, respectively, and 1.40% and 1.95% in the first nine months of 2021 and 2020, respectively.
Apple Inc. | Q3 2021 Form 10-Q | 27

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 26, 2021 and June 27, 2020 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Provision for income taxes	$2,625	$1,884	$11,830	$7,452
Effective tax rate	10.8%	14.3%	13.8%	14.3%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter and first nine months of 2021 was lower than the statutory federal income tax rate due primarily to a lower effective rate on foreign earnings, tax benefits from share-based compensation, and the favorable impact of changes in unrecognized tax benefits, partially offset by state income taxes.
The Company’s effective tax rate for the third quarter of 2021 was lower compared to the third quarter of 2020 due primarily to the favorable impact of changes in unrecognized tax benefits, a higher mix of foreign earnings, and higher tax benefits from share-based compensation. The Company’s effective tax rate for the first nine months of 2021 was lower compared to the same period in 2020 due primarily to higher tax benefits from share-based compensation, the favorable impact of changes in unrecognized tax benefits, and a higher mix of foreign earnings, partially offset by a one-time adjustment in 2020 of U.S. foreign tax credits in response to regulations issued by the U.S. Department of the Treasury in December 2019.
Liquidity and Capital Resources
The following tables present selected financial information and statistics as of June 26, 2021 and September 26, 2020 and for the first nine months of 2021 and 2020 (in millions):

	June 26, 2021	September 26, 2020
Cash, cash equivalents and marketable securities (1)	$193,644	$191,830
Property, plant and equipment, net	$38,615	$36,766
Commercial paper	$8,000	$4,996
Total term debt	$113,791	$107,440
Working capital	$6,669	$38,321

	Nine Months Ended
	June 26, 2021	June 27, 2020
Cash generated by operating activities	$83,838	$60,098
Cash used in investing activities	$(15,380)	$(9,820)
Cash used in financing activities	$(72,971)	$(65,463)
(1)As of June 26, 2021 and September 26, 2020, total marketable securities included $18.9 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and other agreements.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations over the next 12 months.
In connection with the State Aid Decision, as of June 26, 2021, the adjusted recovery amount of €12.7 billion plus interest of €1.2 billion was funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Further information regarding the State Aid Decision can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 5, “Income Taxes.”
The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Apple Inc. | Q3 2021 Form 10-Q | 28

During the nine months ended June 26, 2021, cash generated by operating activities of $83.8 billion was a result of $74.1 billion of net income, non-cash adjustments to net income of $12.8 billion and a decrease in the net change in operating assets and liabilities of $3.1 billion. Cash used in investing activities of $15.4 billion during the nine months ended June 26, 2021 consisted primarily of cash used for purchases of marketable securities, net of maturities and sales, of $7.4 billion and cash used to acquire property, plant and equipment of $7.9 billion. Cash used in financing activities of $73.0 billion during the nine months ended June 26, 2021 consisted primarily of cash used to repurchase common stock of $66.2 billion, cash used to pay dividends and dividend equivalents of $10.8 billion and cash used to repay or redeem term debt of $7.5 billion, partially offset by net proceeds from issuance of term debt of $13.9 billion.
During the nine months ended June 27, 2020, cash generated by operating activities of $60.1 billion was a result of $44.7 billion of net income, non-cash adjustments to net income of $13.5 billion and an increase in the net change in operating assets and liabilities of $1.8 billion. Cash used in investing activities of $9.8 billion during the nine months ended June 27, 2020 consisted primarily of cash used for purchases of marketable securities, net of maturities and sales, of $2.0 billion and cash used to acquire property, plant and equipment of $5.5 billion. Cash used in financing activities of $65.5 billion during the nine months ended June 27, 2020 consisted primarily of cash used to repurchase common stock of $55.2 billion, cash used to pay dividends and dividend equivalents of $10.6 billion and cash used to repay or redeem term debt of $12.6 billion, partially offset by net proceeds from issuance of term debt of $10.6 billion and proceeds from repurchase agreements of $5.2 billion.
Debt
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses the net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 26, 2021, the Company had $8.0 billion of Commercial Paper outstanding, with a weighted-average interest rate of 0.04% and maturities generally less than nine months.
As of June 26, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $113.2 billion (collectively the “Notes”). During the first nine months of 2021, the Company issued $13.9 billion and repaid or redeemed $7.5 billion of Notes. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on the Notes. In addition, the Company has entered, and in the future may enter, into foreign currency swaps to manage foreign currency risk on the Notes.
Further information regarding the Company’s debt issuances and related hedging activity can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 3, “Financial Instruments” and Note 6, “Debt.”
Capital Return
As of June 26, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under a share repurchase program (the “Program”). During the nine months ended June 26, 2021, the Company repurchased 515 million shares of its common stock for $65.5 billion, including 32 million shares initially delivered under a $5.0 billion accelerated share repurchase agreement (“ASR”) entered into in May 2021, bringing the total utilization under the Program to $234.1 billion. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As of June 26, 2021, the Company’s quarterly cash dividend was $0.22 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Contractual Obligations
Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. The Company’s retail store and other facility leases typically have original terms not exceeding 10 years and generally contain multi-year renewal options. The Company’s total fixed lease payment obligation of $13.7 billion as of June 26, 2021 included future payments under leases that had commenced as of June 26, 2021, and were therefore recorded on the Company’s Condensed Consolidated Balance Sheet, as well as leases that had been signed but not yet commenced as of June 26, 2021.
Apple Inc. | Q3 2021 Form 10-Q | 29

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 26, 2021, the Company expects to pay $38.2 billion under manufacturing-related supplier arrangements, which are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, content creation and Internet and telecommunications services. As of June 26, 2021, the Company had other purchase obligations of $9.1 billion.
Deemed Repatriation Tax Payable
As of June 26, 2021, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act (the “Act”) was $24.9 billion, all of which was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company pays the deemed repatriation tax payable in installments in accordance with the Act.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 26, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q3 2021 Form 10-Q | 30

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
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2021 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 26, 2021 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 28, 2021 to May 1, 2021:
Open market and privately negotiated purchases	57,020		$129.97	57,020

May 2, 2021 to May 29, 2021:
May 2021 ASR	31,521	(2)	(2)	31,521	(2)
Open market and privately negotiated purchases	49,924		$126.97	49,924

May 30, 2021 to June 26, 2021:
Open market and privately negotiated purchases	29,258		$128.17	29,258
Total	167,723					$80,852
(1)As of June 26, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under the Program, announced on April 28, 2021, of which $234.1 billion had been utilized. The remaining $80.9 billion in the table represents the amount available to repurchase shares under the Program as of June 26, 2021. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In May 2021, the Company entered into a new ASR. Under the terms of the agreement, a financial institution committed to deliver shares of the Company’s stock during the purchase period in exchange for an up-front payment of $5.0 billion. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the ASR’s purchase period, which will end in or before August 2021.
Item 3.    Defaults Upon Senior Securities
None.
Apple Inc. | Q3 2021 Form 10-Q | 31

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
Under Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly conducted a transaction or dealing with entities or individuals designated pursuant to certain Executive Orders.
On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License No. 1B to authorize transactions and activities with the FSB that are necessary and ordinarily incident to requesting, receiving, utilizing, paying for, or dealing in certain licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of certain information technology products in the Russian Federation.
In the three-month period ended June 26, 2021, the Company filed legally required administrative notifications with the FSB in connection with the importation of the Company’s products into the Russian Federation, as permitted by General License No. 1B. The Company did not make any payments, nor did it receive gross revenues or net profits, in connection with such engagement. The Company may in the future engage with the FSB for activities necessary to conduct business in the Russian Federation, in accordance with applicable U.S. laws and regulations.
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
Apple Inc. | Q3 2021 Form 10-Q | 32

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2021	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2021 Form 10-Q | 33