Form 10-K
period 2021-09-25
Apple Inc.
filed 2021-10-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2021
or
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
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 26, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,021,360,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
16,406,397,000 shares of common stock were issued and outstanding as of October 15, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 25, 2021

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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. In October and November 2020, the Company released iPhone 12, iPhone 12 mini, iPhone 12 Pro and iPhone 12 Pro Max, all with 5G technology. In September 2021, the Company released iPhone 13, iPhone 13 mini, iPhone 13 Pro and iPhone 13 Pro Max.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. In November 2020, the Company released new versions of MacBook Air®, 13-inch MacBook Pro® and Mac mini®, and in May 2021, the Company released a redesigned iMac®, all powered by the Apple M1 chip. In October 2021, the Company released a redesigned MacBook Pro, available in 14- and 16-inch models and powered by the Apple M1 Pro or M1 Max chip.
iPad
iPad® is the Company’s line of multipurpose tablets based on its iPadOS® operating system. In October 2020, the Company released a new iPad Air®, and in April 2021, the Company released a new iPad Pro® powered by the Apple M1 chip. In September 2021, the Company released an updated iPad and a new iPad mini®.
Wearables, Home and Accessories
Wearables, Home and Accessories includes AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod®, iPod touch® and accessories. AirPods are the Company’s wireless headphones that interact with Siri®. In December 2020, the Company released AirPods Max™, new over-ear wireless headphones, and in October 2021, the Company released the third generation of AirPods. Apple Watch is the Company’s line of smart watches based on its watchOS® operating system. In September 2021, the Company announced Apple Watch Series 7, which was available starting in October 2021.
Apple Inc. | 2021 Form 10-K | 1

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
The Company also offers digital content through subscription-based services, including Apple Arcade®, a game subscription service; Apple Music®, which offers users a curated listening experience with on-demand radio stations; Apple News+®, a subscription news and magazine service; and Apple TV+SM, which offers exclusive original content. During 2021, the Company released Apple Fitness+SM, a personalized fitness service.
Payment Services
The Company offers payment services, including Apple Card®, a co-branded credit card, and Apple Pay®, a cashless payment service.
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and education, enterprise and government customers through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2021, the Company’s net sales through its direct and indirect distribution channels accounted for 36% and 64%, respectively, of total net sales.
Competition
The markets for the Company’s products and services are highly competitive, and are characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers and businesses. Many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by imitating the Company’s products and infringing on its intellectual property.
The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. Principal competitive factors important to the Company include price, product and service features (including security features), relative price and performance, product and service quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support, and corporate reputation.
Apple Inc. | 2021 Form 10-K | 2

The Company is focused on expanding its market opportunities related to smartphones, personal computers, tablets, wearables and accessories, and services. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and service offerings with large customer bases. In addition, some of the Company’s competitors have broader product lines, lower-priced products and a larger installed base of active devices. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors have the resources, experience or cost structures to provide products at little or no profit or even at a loss. The Company’s services compete with business models that provide content to users for free and use illegitimate means to obtain third-party digital content and applications. The Company faces significant competition as competitors imitate the Company’s product features and applications within their products, or collaborate to offer integrated solutions that are more competitive than those they currently offer.
Supply of Components
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets, wearables and accessories. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations.
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
Apple Inc. | 2021 Form 10-K | 3

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
Human Capital
The Company believes it has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously building on its strong culture. As of September 25, 2021, the Company had approximately 154,000 full-time equivalent employees.
Workplace Practices and Policies
The Company is committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. The Company is an equal opportunity employer committed to inclusion and diversity.
Compensation and Benefits
The Company believes that compensation should not only be competitive; it should be equitable and should enable employees to share in the Company’s success as shareholders of the Company. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, the Company offers a wide variety of benefits to employees around the world.
Growth and Development
The Company invests in tools and resources that support employees’ individual growth and development. The Company also provides classes and seminars to foster understanding and critical thinking about the Company’s culture, organization and values.
Inclusion and Diversity
The Company is committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company.
The Company has initiatives in place to implement its commitment to increase diverse representation, including creating diverse interview panels and candidate slates, focusing on robust diversity recruiting efforts, and expanding diversity outreach efforts through organizations that serve and engage talent from underrepresented communities. The Company also offers team members access to ongoing inclusion and diversity education, and support throughout their career journey and helps them find community and connection through employee groups that create spaces for belonging, learning, and growing inclusivity, diversity and equity efforts.
Engagement
The Company believes that open and honest communication among team members, managers and leadership fosters an open, collaborative work environment where everyone can participate, develop and thrive. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company regularly conducts surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity.
Health and Safety
The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company supports employees with general safety training and puts specific programs in place for those working in potentially high-hazard environments, including chemical management, laser safety, equipment and machinery safety, hazardous materials management and electrical safety. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, testing, face masks and personal protective equipment, and case support. The Company also offers special sick leave for employees with possible COVID-19 symptoms, as well as comprehensive health coverage.
Apple Inc. | 2021 Form 10-K | 4

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investor.apple.com/investor-relations/sec-filings/default.aspx when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
Apple Inc. | 2021 Form 10-K | 5

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected.
Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.
This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Risks Related to COVID-19
The Company’s business, results of operations and financial condition, as well as the price of the Company’s stock, have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.
The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations and financial condition, as well as the price of the Company’s stock. During the course of the pandemic, certain of the Company’s component suppliers and manufacturing and logistical service providers have experienced disruptions, resulting in supply shortages that affected sales worldwide, and similar disruptions could occur in the future. The Company’s retail stores, as well as channel partner points of sale, have been temporarily closed at various times. In many cases, as stores and points of sale have reopened, they are subject to operating restrictions to protect public health and the health and safety of employees and customers. The Company has at times required substantially all of its employees to work remotely.
The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s products and services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, and the Company’s profitability and cost structure.
To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.
Macroeconomic and Industry Risks
The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect the Company’s business, results of operations and financial condition.
The Company has international operations with sales outside the U.S. representing a majority of the Company’s total net sales. In addition, the Company’s global supply chain is large and complex and a majority of the Company’s supplier facilities, including manufacturing and assembly sites, are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.
Apple Inc. | 2021 Form 10-K | 6

In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.
A downturn in the economic environment can also lead to increased credit and collectibility risk on the Company’s trade receivables; the failure of derivative counterparties and other financial institutions; limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair value of the Company’s financial instruments. These and other economic factors can materially adversely affect the Company’s business, results of operations and financial condition.
The Company’s business can be impacted by political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.
Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners.
The Company has a large, global business, and the Company believes that it generally benefits from growth in international trade. Trade and other international disputes can result in tariffs, sanctions, and other measures that restrict international trade and can adversely affect the Company’s business. For example, tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from China mainland, as well as other business restrictions. Tariffs increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that the Company earns on its products. Tariffs can also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer its products and services as designed. These measures can require the Company to take various actions, including changing suppliers, restructuring business relationships, and ceasing to offer third-party applications on its platforms. Changing the Company’s operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. Such restrictions can be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.
Many of the Company’s operations and facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings. Following an interruption to its business, the Company can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
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
Apple Inc. | 2021 Form 10-K | 7

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
The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. There can be no assurance these investments will achieve expected returns, and the Company may not be able to develop and market new products and services successfully.
The Company currently holds a significant number of patents, trademarks and copyrights and has registered, and applied to register, additional patents, trademarks and copyrights. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by imitating the Company’s products and infringing on its intellectual property. Effective intellectual property protection is not consistently available in every country in which the Company operates. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be adversely affected.
The Company has a minority market share in the global smartphone, personal computer and tablet markets. The Company faces substantial competition in these markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. In addition, some of the Company’s competitors have broader product lines, lower-priced products and a larger installed base of active devices. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors have the resources, experience or cost structures to provide products at little or no profit or even at a loss. Some of the markets in which the Company competes have from time to time experienced little to no growth or contracted overall.
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
The Company’s business, results of operations and financial condition depend substantially on the Company’s ability to continually improve its products and services to maintain their functional and design advantages. There can be no assurance the Company will be able to continue to provide products and services that compete effectively.
Business Risks
To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products and services.
Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors, including timely and successful development, market acceptance, the Company’s ability to manage the risks associated with production ramp-up issues, the availability of application software for the Company’s products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. There can be no assurance the Company will successfully manage future introductions and transitions of products and services.
Apple Inc. | 2021 Form 10-K | 8

The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Asia. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control has from time to time and may in the future have an adverse effect on the quality or quantity of products manufactured or services provided, or adversely affect the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company generally remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and experiences an unanticipated product defect liability from time to time. While the Company relies on its partners to adhere to its supplier code of conduct, violations of the supplier code of conduct occur from time to time and can materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company relies on single-source outsourcing partners in the U.S., Asia and Europe to supply and manufacture many components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform can have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.
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
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect the Company’s business, results of operations and financial condition. For example, the global semiconductor industry is experiencing high demand and shortages of supply, which has adversely affected, and could materially adversely affect, the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms or at all. While the Company has entered into agreements for the supply of many components, there can be no assurance the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms or at all. The effects of global or regional economic conditions on the Company’s suppliers, described in “The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect the Company’s business, results of operations and financial condition,” above, can also affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its business, results of operations and financial condition.
The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The continued availability of these components at acceptable prices, or at all, can be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. When the Company’s supply of components for a new or existing product has been delayed or constrained, or when an outsourcing partner has delayed shipments of completed products to the Company, the Company’s business, results of operations and financial condition have been adversely affected and future delays or constraints could materially adversely affect the Company’s business, results of operations and financial condition. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the source, or to identify and obtain sufficient quantities from an alternative source.
Apple Inc. | 2021 Form 10-K | 9

The Company’s products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including healthcare. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, the Company’s services from time to time have not performed as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
The Company is exposed to the risk of write-downs on the value of its inventory and other assets, in addition to purchase commitment cancellation risk.
The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company also accrues necessary cancellation fee reserves for orders of excess products and components. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently recoverable, there can be no assurance the Company will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.
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
The Company’s products and services are designed to include intellectual property owned by third parties, which requires licenses from those third parties. In addition, because of technological changes in the industries in which the Company currently competes or in the future may compete, current extensive patent coverage and the rapid rate of issuance of new patents, the Company’s products and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties. Based on experience and industry practice, the Company believes licenses to such third-party intellectual property can generally be obtained on commercially reasonable terms. However, there can be no assurance the necessary licenses can be obtained on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, can preclude the Company from selling certain products or services, or otherwise have a material adverse impact on the Company’s business, results of operations and financial condition.
The Company’s future performance depends in part on support from third-party software developers.
The Company believes decisions by customers to purchase its hardware products depend in part on the availability of third-party software applications and services. There can be no assurance third-party developers will continue to develop and maintain software applications and services for the Company’s products. If third-party software applications and services cease to be developed and maintained for the Company’s products, customers may choose not to buy the Company’s products.
The Company believes the availability of third-party software applications and services for its products depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining and upgrading such software and services for the Company’s products compared to competitors’ platforms, such as Android for smartphones and tablets, Windows for personal computers and tablets, and PlayStation, Nintendo and Xbox for gaming platforms. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of product sales, and the costs of developing such applications and services.
Apple Inc. | 2021 Form 10-K | 10

The Company’s minority market share in the global smartphone, personal computer and tablet markets can make developers less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for competitors’ products with larger market share. When developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices can suffer.
The Company relies on the continued availability and development of compelling and innovative software applications for its products. The Company’s products and operating systems are subject to rapid technological change, and when third-party developers are unable to or choose not to keep up with this pace of change, their applications can fail to take advantage of these changes to deliver improved customer experiences and can operate incorrectly and can result in dissatisfied customers.
The Company distributes third-party applications for its products through the App Store. For the vast majority of applications, developers keep all of the revenue they generate on the App Store. The Company only retains a commission from sales of applications and sales of digital services or goods within an application. From time to time, the Company has made changes to its App Store, including actions taken in response to competition, market and legal conditions. The Company may make further business changes in the future. New legislative initiatives, such as the proposed European Union (“EU”) Digital Markets Act, could, if enacted, require further changes. The Company is also subject to litigation and investigations relating to the App Store, which have resulted in changes to the Company’s business practices, and may in the future result in further changes. These changes could include how and to what extent the Company charges developers for access to its platforms and manages distribution of apps outside of the App Store. This could reduce the volume of sales, and the commission that the Company earns on those sales, would decrease. If the rate of the commission that the Company retains on such sales is reduced, or if it is otherwise narrowed in scope or eliminated, the Company’s business, results of operations and financial condition could be materially adversely affected.
Failure to obtain or create digital content that appeals to the Company’s customers, or to make such content available on commercially reasonable terms, could have a material adverse impact on the Company’s business, results of operations and financial condition.
The Company contracts with numerous third parties to offer their digital content to customers. This includes the right to sell, or offer subscriptions to, third-party content, as well as the right to incorporate specific content into the Company’s own services. The licensing or other distribution arrangements for this content can be for relatively short time periods and do not guarantee the continuation or renewal of these arrangements on commercially reasonable terms, or at all. Some third-party content providers and distributors currently or in the future may offer competing products and services, and can take actions to make it difficult or impossible for the Company to license or otherwise distribute their content. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the cost of, such content. The Company may be unable to continue to offer a wide variety of content at commercially reasonable prices with acceptable usage rules.
The Company also produces its own digital content, which can be costly to produce due to intense and increasing competition for talent, content and subscribers, and may fail to appeal to the Company’s customers. The COVID-19 pandemic has also caused additional restrictions on production and increased costs for digital content.
Some third-party digital content providers require the Company to provide digital rights management and other security solutions. If requirements change, the Company may have to develop or license new technology to provide these solutions. There can be no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner.
The Company’s success depends largely on the continued service and availability of highly skilled employees, including key personnel.
Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of the Company’s key personnel are located. The Company believes that its distinctive and inclusive culture is a significant driver of its success. If the Company is unable to nurture and maintain its culture, it could adversely affect the Company’s ability to recruit and retain highly skilled employees and materially adversely affect the Company’s business, results of operations and financial condition.
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
Some carriers providing cellular network service for the Company’s products offer financing, installment payment plans or subsidies for users’ purchases of the device. There can be no assurance such offers will be continued at all or in the same amounts.
Apple Inc. | 2021 Form 10-K | 11

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
The Company’s business and reputation are impacted by information technology system failures and network disruptions.
The Company and its global supply chain are exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. System redundancy and other continuity measures may be ineffective or inadequate, and the Company’s or its vendors’ business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact the Company’s business by, among other things, preventing access to the Company’s online services, interfering with customer transactions or impeding the manufacturing and shipping of the Company’s products. These events could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Losses or unauthorized access to or releases of confidential information, including personal information, could subject the Company to significant reputational, financial, legal and operational consequences.
The Company’s business requires it to use and store confidential information, including personal information, with respect to the Company’s customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company’s business also requires it to share confidential information with suppliers and other third parties. The Company relies on global suppliers that are also exposed to ransomware and other malicious attacks that can disrupt business operations. Although the Company takes steps to secure confidential information that is provided to or accessible by third parties working on the Company’s behalf, such measures are not always effective and losses or unauthorized access to or releases of confidential information occur. Such incidents and other malicious attacks could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks seek to compromise the confidentiality, integrity or availability of confidential information or disrupt normal business operations, and could, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the price of the Company’s stock, materially damage commercial relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents.
Although malicious attacks perpetrated to gain access to confidential information, including personal information, affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the value of the confidential information it creates, owns, manages, stores and processes.
The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, and mitigate the impact of unauthorized access, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties can fraudulently induce the Company’s or its vendors’ employees or customers into disclosing user names, passwords or other sensitive information, which can, in turn, be used for unauthorized access to the Company’s or its vendors’ systems and services. To help protect customers and the Company, the Company deploys and makes available technologies like multifactor authentication, monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, can result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
Apple Inc. | 2021 Form 10-K | 12

Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business, present risks not originally contemplated and adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions that could delay or prevent the Company from completing a transaction or otherwise limit the Company’s ability to fully realize the anticipated benefits of a transaction. These new ventures are inherently risky and may not be successful. The failure of any significant investment could adversely affect the Company’s business, reputation, results of operations and financial condition.
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
The Company’s retail operations are subject to many factors that pose risks and uncertainties and could adversely impact the Company’s business, results of operations and financial condition, including macro-economic factors that could have an adverse effect on general retail activity. Other factors include the Company’s ability to: manage costs associated with retail store construction and operation; manage relationships with existing retail partners; manage costs associated with fluctuations in the value of retail inventory; and obtain and renew leases in quality retail locations at a reasonable cost.
Legal and Regulatory Compliance Risks
The Company’s business, results of operations and financial condition could be adversely impacted by unfavorable results of legal proceedings or government investigations.
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
Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements can also significantly increase the Company’s cost of sales and operating expenses and require the Company to change its business practices and limit the Company’s ability to offer certain products and services.
Except as described in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
Apple Inc. | 2021 Form 10-K | 13

The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s results of operations and financial condition for that reporting period could be materially adversely affected. Further, such an outcome can result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company, and can require the Company to change its business practices and limit the Company’s ability to offer certain products and services, all of which could materially adversely affect the Company’s business, results of operations and financial condition.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.
The Company’s global operations are subject to complex and changing laws and regulations on subjects, including antitrust; privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; product liability; intellectual property ownership and infringement; digital platforms; Internet, telecommunications, and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; tax; and environmental, health and safety, including electronic waste, recycling, and climate change.
Compliance with these laws and regulations is onerous and expensive, increasing the cost of conducting the Company’s global operations. Changes to laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product or service to customers, requiring changes to the Company’s supply chain and business practices or otherwise making the Company’s products and services less attractive to customers. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations and financial condition. Regulatory changes and other actions that materially adversely affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to increasing regulation, government investigations, legal actions and penalties.
From time to time, the Company has made changes to its App Store, including actions taken in response to competition, market and legal conditions. The Company may make further business changes in the future. New legislative initiatives, such as the proposed EU Digital Markets Act, could, if enacted, require further changes. These changes could include how and to what extent the Company charges developers for access to its platforms and manages distribution of apps outside of the App Store.
The Company is also currently subject to antitrust investigations in various jurisdictions around the world, which can result in legal proceedings and claims against the Company that could, individually or in the aggregate, have a materially adverse impact on the Company’s business, results of operations and financial condition. For example, the Company is the subject of investigations in Europe and other jurisdictions relating to App Store terms and conditions. If such investigations result in adverse findings against the Company, the Company could be exposed to significant fines and may be required to make changes to its App Store business, all of which could materially adversely affect the Company’s business, results of operations and financial condition. The Company is also subject to litigation relating to the App Store, which has resulted in changes to the Company’s business practices, and may in the future result in further changes.
Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations and financial condition. For example, the Company earns revenue from licensing arrangements with other companies to offer their search services on the Company’s platforms and apps, and certain of these arrangements are currently subject to government investigations and legal proceedings.
There can be no assurance the Company’s business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future. Changes to the Company’s business practices to comply with new laws and regulations or in connection with other legal proceedings could negatively impact the reputation of the Company’s products for privacy and security and otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, and lost sales.
Apple Inc. | 2021 Form 10-K | 14

The Company’s business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.
The Company is subject to federal, state and international laws relating to the collection, use, retention, security and transfer of various types of personal information. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Noncompliance could result in significant penalties or legal liability.
The Company makes statements about its use and disclosure of personal information through its privacy policy, information provided on its website, press statements and other privacy notices provided to customers. Any failure by the Company to comply with these public statements or with other federal, state or international privacy or data protection laws and regulations could result in inquiries or proceedings against the Company by governmental entities or others. In addition to reputational impacts, penalties could include ongoing audit requirements and significant legal liability.
In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, the Company is also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data, financial data and biometric data. Health data is subject to additional privacy, security and breach notification requirements, and the Company is subject to audit by governmental authorities regarding the Company’s compliance with these obligations. If the Company fails to adequately comply with these rules and requirements, or if health data is handled in a manner not permitted by law or under the Company’s agreements with healthcare institutions, the Company can be subject to litigation or government investigations, and can be liable for associated investigatory expenses, and can also incur significant fees or fines.
Financial data, such as payment card data, is also subject to additional requirements. Under payment card rules and obligations, if cardholder information is potentially compromised, the Company can be liable for associated investigatory expenses and can also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Financial Risks
The Company expects its quarterly net sales and results of operations to fluctuate.
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, the gross margins on the Company’s products and services vary significantly and can change over time. The Company’s gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; potential increases in the cost of components, outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; fluctuations in foreign exchange rates; and the introduction of new products or services, including new products or services with higher cost structures. These and other factors could have a materially adverse impact on the Company’s results of operations and financial condition.
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
Apple Inc. | 2021 Form 10-K | 15

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
The Company’s investments can be negatively affected by changes in liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents, and marketable and non-marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s results of operations and financial condition.
The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture subassemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 25, 2021, the Company’s vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
The Company is subject to changes in tax rates, the adoption of new U.S. or international tax legislation and exposure to additional tax liabilities.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. The Company’s effective tax rates are affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretation, including in the U.S. and Ireland.
The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, particularly in the U.S. or Ireland, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s business, results of operations and financial condition could be materially adversely affected.
Apple Inc. | 2021 Form 10-K | 16

General Risks
The price of the Company’s stock is subject to volatility.
The Company’s stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. The Company believes the price of its stock should reflect expectations of future growth and profitability. The Company also believes the price of its stock should reflect expectations that its cash dividend will continue at current levels or grow, and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s headquarters are located in Cupertino, California. As of September 25, 2021, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
Item 3.    Legal Proceedings
The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company’s material legal proceedings are described below and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitments and Contingencies” under the heading “Contingencies.”
The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the fourth quarter of 2021 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “Northern California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The Company filed a counterclaim for breach of contract. On September 10, 2021, the Northern California District Court ruled in favor of the Company with respect to nine out of the ten counts included in Epic’s claim, and in favor of the Company with respect to the Company’s claims for breach of contract. The Northern California District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction. Epic appealed the decision. The Company filed a cross-appeal and is seeking a stay of the injunction pending appeal.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2021 Form 10-K | 17

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 15, 2021, there were 23,502 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 25, 2021 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 27, 2021 to July 31, 2021:
Open market and privately negotiated purchases	59,216	$143.54	59,216

August 1, 2021 to August 28, 2021:
May 2021 ASR	4,921	(2)	4,921
Open market and privately negotiated purchases	42,343	$147.61	42,343

August 29, 2021 to September 25, 2021:
Open market and privately negotiated purchases	35,041	$149.81	35,041
Total	141,521			$60,851
(1)As of September 25, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under a share repurchase program announced on April 28, 2021 (the “Program”), of which $254.1 billion had been utilized. The remaining $60.9 billion in the table represents the amount available to repurchase shares under the Program as of September 25, 2021. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In May 2021, the Company entered into an accelerated share repurchase agreement (“ASR”) to purchase up to $5.0 billion of the Company’s common stock. In August 2021, the purchase period for this ASR ended and an additional 5 million shares were delivered and retired. In total, 36 million shares were delivered under this ASR at an average repurchase price of $137.20.
Apple Inc. | 2021 Form 10-K | 18

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 25, 2021. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 23, 2016. Note that past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Apple Inc., the S&P 500 Index, the S&P Information Technology Index
and the Dow Jones U.S. Technology Supersector Index

$600
$500
$400
$300
$200
$100
$0
9/23/16
9/30/17
9/29/18
9/28/19
9/26/20
9/25/21
Apple Inc.
S&P 500 Index
S&P Information Technology Index
Dow Jones U.S. Technology Supersector Index

*$100 invested on September 23, 2016 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	September 2016	September 2017	September 2018	September 2019	September 2020	September 2021
Apple Inc.	$100	$139	$207	$204	$422	$556
S&P 500 Index	$100	$119	$140	$146	$168	$218
S&P Information Technology Index	$100	$129	$169	$184	$271	$349
Dow Jones U.S. Technology Supersector Index	$100	$128	$168	$178	$265	$362
Item 6.    [Reserved]
Apple Inc. | 2021 Form 10-K | 19

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.
Fiscal Year Highlights
COVID-19 Update
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company’s business, results of operations and financial condition, as well as the price of the Company’s stock.
During 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic, with many of the Company’s retail stores, as well as channel partner points of sale, temporarily closed at various times, and a significant number of the Company’s employees working remotely. The Company has reopened all of its retail stores and substantially all of its other facilities, subject to operating restrictions to protect public health and the health and safety of employees and customers, and it continues to work on safely reopening the remainder of its facilities, subject to local rules and regulations. During the fourth quarter of 2021, certain of the Company’s component suppliers and logistical service providers experienced disruptions, resulting in supply shortages that affected sales worldwide. Similar disruptions could occur in the future.
The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of this Form 10-K under the heading “Risk Factors” for more information.
Fiscal 2021 Highlights
Total net sales increased 33% or $91.3 billion during 2021 compared to 2020, driven by growth in all Products and Services categories. Year-over-year net sales during 2021 also grew in each of the Company’s reportable segments.
In April 2021, the Company announced an increase to its current share repurchase program authorization from $225 billion to $315 billion and raised its quarterly dividend from $0.205 to $0.22 per share beginning in May 2021. During 2021, the Company repurchased $85.5 billion of its common stock and paid dividends and dividend equivalents of $14.5 billion.
Apple Inc. | 2021 Form 10-K | 20

Products and Services Performance
The following table shows net sales by category for 2021, 2020 and 2019 (dollars in millions):

	2021	Change	2020	Change	2019
Net sales by category:
iPhone (1)	$191,973	39%	$137,781	(3)%	$142,381
Mac (1)	35,190	23%	28,622	11%	25,740
iPad (1)	31,862	34%	23,724	11%	21,280
Wearables, Home and Accessories (1)(2)	38,367	25%	30,620	25%	24,482
Services (3)	68,425	27%	53,768	16%	46,291
Total net sales	$365,817	33%	$274,515	6%	$260,174
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare, cloud, digital content, payment and other services. Services net sales also include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales increased during 2021 compared to 2020 due primarily to higher net sales from the Company’s new iPhone models launched in the first quarter and fourth quarter of 2021 and a favorable mix of iPhone sales.
Mac
Mac net sales increased during 2021 compared to 2020 due primarily to higher net sales of MacBook Air, MacBook Pro and iMac.
iPad
iPad net sales increased during 2021 compared to 2020 due primarily to higher net sales of iPad Air and iPad Pro.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during 2021 compared to 2020 due primarily to higher net sales of accessories and Apple Watch.
Services
Services net sales increased during 2021 compared to 2020 due primarily to higher net sales from advertising, the App Store and cloud services.
Apple Inc. | 2021 Form 10-K | 21

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
The following table shows net sales by reportable segment for 2021, 2020 and 2019 (dollars in millions):

	2021	Change	2020	Change	2019
Net sales by reportable segment:
Americas	$153,306	23%	$124,556	7%	$116,914
Europe	89,307	30%	68,640	14%	60,288
Greater China	68,366	70%	40,308	(8)%	43,678
Japan	28,482	33%	21,418	—%	21,506
Rest of Asia Pacific	26,356	35%	19,593	10%	17,788
Total net sales	$365,817	33%	$274,515	6%	$260,174
Americas
Americas net sales increased during 2021 compared to 2020 due primarily to higher net sales of iPhone, Services and Mac.
Europe
Europe net sales increased during 2021 compared to 2020 due primarily to higher net sales of iPhone, Services and iPad. The movement of foreign currencies in Europe relative to the U.S. dollar had a net favorable impact on Europe net sales during 2021.
Greater China
Greater China net sales increased during 2021 compared to 2020 due primarily to higher net sales of iPhone, iPad and Services. The strength of the Chinese renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during 2021.
Japan
Japan net sales increased during 2021 compared to 2020 due primarily to higher net sales of iPhone and Services.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2021 compared to 2020 due primarily to higher net sales of iPhone, iPad and Services. The movement of foreign currencies in the Rest of Asia Pacific relative to the U.S. dollar had a favorable impact on Rest of Asia Pacific net sales during 2021.
Apple Inc. | 2021 Form 10-K | 22

Gross Margin
Products and Services gross margin and gross margin percentage for 2021, 2020 and 2019 were as follows (dollars in millions):

	2021	2020	2019
Gross margin:
Products	$105,126	$69,461	$68,887
Services	47,710	35,495	29,505
Total gross margin	$152,836	$104,956	$98,392

Gross margin percentage:
Products	35.3%	31.5%	32.2%
Services	69.7%	66.0%	63.7%
Total gross margin percentage	41.8%	38.2%	37.8%
Products Gross Margin
Products gross margin increased during 2021 compared to 2020 due primarily to higher Products volume, a different Products mix and the strength in foreign currencies relative to the U.S. dollar. Products gross margin percentage increased during 2021 compared to 2020 due primarily to a different Products mix, improved leverage and the strength in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during 2021 compared to 2020 due primarily to higher Services net sales and a different Services mix. Services gross margin percentage increased during 2021 compared to 2020 due primarily to a different Services mix and improved leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for 2021, 2020 and 2019 were as follows (dollars in millions):

	2021	Change	2020	Change	2019
Research and development	$21,914	17%	$18,752	16%	$16,217
Percentage of total net sales	6%		7%		6%
Selling, general and administrative	$21,973	10%	$19,916	9%	$18,245
Percentage of total net sales	6%		7%		7%
Total operating expenses	$43,887	13%	$38,668	12%	$34,462
Percentage of total net sales	12%		14%		13%
Research and Development
The year-over-year growth in R&D expense in 2021 was driven primarily by increases in headcount-related expenses, R&D-related professional services and infrastructure-related costs. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The year-over-year growth in selling, general and administrative expense in 2021 was driven primarily by increases in headcount-related expenses, variable selling expenses and professional services.
Apple Inc. | 2021 Form 10-K | 23

Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for 2021, 2020 and 2019 was as follows (dollars in millions):

	2021	Change	2020	Change	2019
Interest and dividend income	$2,843		$3,763		$4,961
Interest expense	(2,645)		(2,873)		(3,576)
Other income/(expense), net	60		(87)		422
Total other income/(expense), net	$258	(68)%	$803	(56)%	$1,807
The year-over-year decrease in OI&E during 2021 was due primarily to lower interest income and net losses on marketable securities, partially offset by positive fair value adjustments on non-marketable securities and lower interest expense on term debt.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2021, 2020 and 2019 were as follows (dollars in millions):

	2021	2020	2019
Provision for income taxes	$14,527	$9,680	$10,481
Effective tax rate	13.3%	14.4%	15.9%
Statutory federal income tax rate	21%	21%	21%
The Company’s effective tax rate for 2021 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation and foreign-derived intangible income deductions. The Company’s effective tax rate for 2020 was lower than the statutory federal income tax rate due primarily to the lower tax rate on foreign earnings, including the impact of tax settlements, and tax benefits from share-based compensation.
The Company’s effective tax rate for 2021 was lower compared to 2020 due primarily to higher tax benefits from foreign-derived intangible income deductions and share-based compensation and the favorable impact of changes in unrecognized tax benefits, partially offset by a one-time adjustment in 2020 of U.S. foreign tax credits in response to regulations issued by the U.S. Department of the Treasury in December 2019.
During 2021, the Company established deferred tax assets (“DTAs”) for foreign tax credit carryforwards in Ireland and increased DTAs for R&D tax credit carryforwards in California, which resulted in a combined $3.5 billion increase in the valuation allowance on the Company’s DTAs, with no effect on net income. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will be sufficient to realize substantially all of the Company’s remaining DTAs.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $172.6 billion as of September 25, 2021, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s material cash requirements include the following contractual and other obligations.
Debt
As of September 25, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $118.1 billion (collectively the “Notes”), with $9.6 billion payable within 12 months. Future interest payments associated with the Notes total $39.5 billion, with $2.9 billion payable within 12 months.
The Company also issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. As of September 25, 2021, the Company had $6.0 billion of Commercial Paper outstanding, all of which was payable within 12 months.
Apple Inc. | 2021 Form 10-K | 24

Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. As of September 25, 2021, the Company had fixed lease payment obligations of $14.6 billion, with $1.8 billion payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of September 25, 2021, the Company had manufacturing purchase obligations of $54.8 billion, with $54.7 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including product tooling and manufacturing process equipment, and noncancelable obligations related to advertising, content creation and Internet and telecommunications services. As of September 25, 2021, the Company had other purchase obligations of $8.3 billion, with $4.8 billion payable within 12 months.
Deemed Repatriation Tax Payable
As of September 25, 2021, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was $24.6 billion, none of which is payable within 12 months.
In addition to its cash requirements, the Company has a capital return program authorized by the Board of Directors. The Program does not obligate the Company to acquire any specific number of shares. As of September 25, 2021, the Company’s quarterly cash dividend was $0.22 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the Act and matters related to the allocation of international taxation rights between countries. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
Legal and Other Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
Apple Inc. | 2021 Form 10-K | 25

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
The Company’s investment policy and strategy are focused on the preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 25, 2021 and September 26, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.1 billion and $3.1 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
As of September 25, 2021 and September 26, 2020, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $118.7 billion and $107.4 billion, respectively. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 25, 2021 and September 26, 2020 to increase by $186 million and $218 million on an annualized basis, respectively.
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
Apple Inc. | 2021 Form 10-K | 26

To provide an assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $550 million as of September 25, 2021, compared to a maximum one-day loss in fair value of $551 million as of September 26, 2020. Because the Company uses foreign currency instruments for hedging purposes, the losses in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 25, 2021 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.
Apple Inc. | 2021 Form 10-K | 27

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2021 Form 10-K | 28

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 25, 2021	September 26, 2020	September 28, 2019
Net sales:
Products	$297,392	$220,747	$213,883
Services	68,425	53,768	46,291
Total net sales	365,817	274,515	260,174

Cost of sales:
Products	192,266	151,286	144,996
Services	20,715	18,273	16,786
Total cost of sales	212,981	169,559	161,782
Gross margin	152,836	104,956	98,392

Operating expenses:
Research and development	21,914	18,752	16,217
Selling, general and administrative	21,973	19,916	18,245
Total operating expenses	43,887	38,668	34,462

Operating income	108,949	66,288	63,930
Other income/(expense), net	258	803	1,807
Income before provision for income taxes	109,207	67,091	65,737
Provision for income taxes	14,527	9,680	10,481
Net income	$94,680	$57,411	$55,256

Earnings per share:
Basic	$5.67	$3.31	$2.99
Diluted	$5.61	$3.28	$2.97

Shares used in computing earnings per share:
Basic	16,701,272	17,352,119	18,471,336
Diluted	16,864,919	17,528,214	18,595,651
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2021 Form 10-K | 29

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 25, 2021	September 26, 2020	September 28, 2019
Net income	$94,680	$57,411	$55,256
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	501	88	(408)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	32	79	(661)
Adjustment for net (gains)/losses realized and included in net income	1,003	(1,264)	23
Total change in unrealized gains/losses on derivative instruments	1,035	(1,185)	(638)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(694)	1,202	3,802
Adjustment for net (gains)/losses realized and included in net income	(273)	(63)	25
Total change in unrealized gains/losses on marketable debt securities	(967)	1,139	3,827

Total other comprehensive income/(loss)	569	42	2,781
Total comprehensive income	$95,249	$57,453	$58,037
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2021 Form 10-K | 30

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 25, 2021	September 26, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$34,940	$38,016
Marketable securities	27,699	52,927
Accounts receivable, net	26,278	16,120
Inventories	6,580	4,061
Vendor non-trade receivables	25,228	21,325
Other current assets	14,111	11,264
Total current assets	134,836	143,713

Non-current assets:
Marketable securities	127,877	100,887
Property, plant and equipment, net	39,440	36,766
Other non-current assets	48,849	42,522
Total non-current assets	216,166	180,175
Total assets	$351,002	$323,888

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$54,763	$42,296
Other current liabilities	47,493	42,684
Deferred revenue	7,612	6,643
Commercial paper	6,000	4,996
Term debt	9,613	8,773
Total current liabilities	125,481	105,392

Non-current liabilities:
Term debt	109,106	98,667
Other non-current liabilities	53,325	54,490
Total non-current liabilities	162,431	153,157
Total liabilities	287,912	258,549

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,426,786 and 16,976,763 shares issued and outstanding, respectively	57,365	50,779
Retained earnings	5,562	14,966
Accumulated other comprehensive income/(loss)	163	(406)
Total shareholders’ equity	63,090	65,339
Total liabilities and shareholders’ equity	$351,002	$323,888
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2021 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Years ended
	September 25, 2021	September 26, 2020	September 28, 2019
Total shareholders’ equity, beginning balances	$65,339	$90,488	$107,147

Common stock and additional paid-in capital:
Beginning balances	50,779	45,174	40,201
Common stock issued	1,105	880	781
Common stock withheld related to net share settlement of equity awards	(2,627)	(2,250)	(2,002)
Share-based compensation	8,108	6,975	6,194
Ending balances	57,365	50,779	45,174

Retained earnings:
Beginning balances	14,966	45,898	70,400
Net income	94,680	57,411	55,256
Dividends and dividend equivalents declared	(14,431)	(14,087)	(14,129)
Common stock withheld related to net share settlement of equity awards	(4,151)	(1,604)	(1,029)
Common stock repurchased	(85,502)	(72,516)	(67,101)
Cumulative effects of changes in accounting principles	—	(136)	2,501
Ending balances	5,562	14,966	45,898

Accumulated other comprehensive income/(loss):
Beginning balances	(406)	(584)	(3,454)
Other comprehensive income/(loss)	569	42	2,781
Cumulative effects of changes in accounting principles	—	136	89
Ending balances	163	(406)	(584)

Total shareholders’ equity, ending balances	$63,090	$65,339	$90,488

Dividends and dividend equivalents declared per share or RSU	$0.85	$0.795	$0.75
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2021 Form 10-K | 32

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 25, 2021	September 26, 2020	September 28, 2019
Cash, cash equivalents and restricted cash, beginning balances	$39,789	$50,224	$25,913
Operating activities:
Net income	94,680	57,411	55,256
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,284	11,056	12,547
Share-based compensation expense	7,906	6,829	6,068
Deferred income tax benefit	(4,774)	(215)	(340)
Other	(147)	(97)	(652)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,125)	6,917	245
Inventories	(2,642)	(127)	(289)
Vendor non-trade receivables	(3,903)	1,553	2,931
Other current and non-current assets	(8,042)	(9,588)	873
Accounts payable	12,326	(4,062)	(1,923)
Deferred revenue	1,676	2,081	(625)
Other current and non-current liabilities	5,799	8,916	(4,700)
Cash generated by operating activities	104,038	80,674	69,391
Investing activities:
Purchases of marketable securities	(109,558)	(114,938)	(39,630)
Proceeds from maturities of marketable securities	59,023	69,918	40,102
Proceeds from sales of marketable securities	47,460	50,473	56,988
Payments for acquisition of property, plant and equipment	(11,085)	(7,309)	(10,495)
Payments made in connection with business acquisitions, net	(33)	(1,524)	(624)
Purchases of non-marketable securities	(131)	(210)	(1,001)
Proceeds from non-marketable securities	387	92	1,634
Other	(608)	(791)	(1,078)
Cash generated by/(used in) investing activities	(14,545)	(4,289)	45,896
Financing activities:
Proceeds from issuance of common stock	1,105	880	781
Payments for taxes related to net share settlement of equity awards	(6,556)	(3,634)	(2,817)
Payments for dividends and dividend equivalents	(14,467)	(14,081)	(14,119)
Repurchases of common stock	(85,971)	(72,358)	(66,897)
Proceeds from issuance of term debt, net	20,393	16,091	6,963
Repayments of term debt	(8,750)	(12,629)	(8,805)
Proceeds from/(Repayments of) commercial paper, net	1,022	(963)	(5,977)
Other	(129)	(126)	(105)
Cash used in financing activities	(93,353)	(86,820)	(90,976)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(3,860)	(10,435)	24,311
Cash, cash equivalents and restricted cash, ending balances	$35,929	$39,789	$50,224
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$25,385	$9,501	$15,263
Cash paid for interest	$2,687	$3,002	$3,423
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2021 Form 10-K | 33

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
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2021, 2020 and 2019 spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Recently Adopted Accounting Pronouncements
Financial Instruments – Credit Losses
At the beginning of the first quarter of 2021, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.
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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2021, 2020 and 2019 (net income in millions and shares in thousands):

	2021	2020	2019
Numerator:
Net income	$94,680	$57,411	$55,256

Denominator:
Weighted-average basic shares outstanding	16,701,272	17,352,119	18,471,336
Effect of dilutive securities	163,647	176,095	124,315
Weighted-average diluted shares	16,864,919	17,528,214	18,595,651

Basic earnings per share	$5.67	$3.31	$2.99
Diluted earnings per share	$5.61	$3.28	$2.97
Apple Inc. | 2021 Form 10-K | 34

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
Property, Plant and Equipment
Depreciation on property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, which for buildings is the lesser of 40 years or the remaining life of the building; between one and five years for machinery and equipment, including product tooling and manufacturing process equipment; and the shorter of lease term or useful life for leasehold improvements. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Depreciation and amortization expense on property and equipment was $9.5 billion, $9.7 billion and $11.3 billion during 2021, 2020 and 2019, respectively.
Noncash investing activities involving property, plant and equipment resulted in a net decrease to accounts payable and other current liabilities of $2.9 billion during 2019.
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
Derivative Instruments and Hedging
All derivative instruments are recorded in the Consolidated Balance Sheets at fair value. The accounting treatment for derivative gains and losses is based on intended use and hedge designation.
Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in accumulated other comprehensive income/(loss) (“AOCI”) and subsequently reclassified into earnings when the hedged transaction affects earnings, and in the same line item in the Consolidated Statements of Operations. For options designated as cash flow hedges, the Company excludes time value from the assessment of hedge effectiveness and recognizes it on a straight-line basis over the life of the hedge in the Consolidated Statements of Operations line item to which the hedge relates. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Gains and losses arising from amounts that are included in the assessment of fair value hedge effectiveness are recognized in the Consolidated Statements of Operations line item to which the hedge relates along with offsetting losses and gains related to the change in value of the hedged item. For foreign exchange forward contracts designated as fair value hedges, the Company excludes the forward carry component from the assessment of hedge effectiveness and recognizes it in OI&E on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
Gains and losses arising from changes in the fair values of derivative instruments that are not designated as accounting hedges are recognized in the Consolidated Statements of Operations line items to which the derivative instruments relate.
Apple Inc. | 2021 Form 10-K | 35

The Company presents derivative assets and liabilities at their gross fair values in the Consolidated Balance Sheets. The Company classifies cash flows related to derivative instruments as operating activities in the Consolidated Statements of Cash Flows.
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
The Company has identified up to three performance obligations regularly included in arrangements involving the sale of iPhone, Mac, iPad and certain other products. The first performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second performance obligation is the right to receive certain product-related bundled services, which include iCloud®, Siri and Maps. The third performance obligation is the right to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the software bundled with each device. The Company allocates revenue and any related discounts to these performance obligations based on their relative SSPs. Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the delivered hardware and bundled software is recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to the product-related bundled services and unspecified software upgrade rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided. Cost of sales related to delivered hardware and bundled software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide product-related bundled services and unspecified software upgrade rights are recognized as cost of sales as incurred.
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
Apple Inc. | 2021 Form 10-K | 36

Deferred Revenue
As of September 25, 2021 and September 26, 2020, the Company had total deferred revenue of $11.9 billion and $10.2 billion, respectively. As of September 25, 2021, the Company expects 64% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Disaggregated Revenue
Net sales disaggregated by significant products and services for 2021, 2020 and 2019 were as follows (in millions):

	2021	2020	2019
iPhone (1)	$191,973	$137,781	$142,381
Mac (1)	35,190	28,622	25,740
iPad (1)	31,862	23,724	21,280
Wearables, Home and Accessories (1)(2)	38,367	30,620	24,482
Services (3)	68,425	53,768	46,291
Total net sales (4)	$365,817	$274,515	$260,174
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod, iPod touch and accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare, cloud, digital content, payment and other services. Services net sales also include amortization of the deferred value of services bundled in the sales price of certain products.
(4)Includes $6.7 billion of revenue recognized in 2021 that was included in deferred revenue as of September 26, 2020, $5.0 billion of revenue recognized in 2020 that was included in deferred revenue as of September 28, 2019, and $5.9 billion of revenue recognized in 2019 that was included in deferred revenue as of September 29, 2018.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for 2021, 2020 and 2019.
Apple Inc. | 2021 Form 10-K | 37

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 25, 2021 and September 26, 2020 (in millions):

	2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,305	$—	$—	$17,305	$17,305	$—	$—
Level 1 (1):
Money market funds	9,608	—	—	9,608	9,608	—	—
Mutual funds	175	11	(1)	185	—	185	—
Subtotal	9,783	11	(1)	9,793	9,608	185	—
Level 2 (2):
Equity securities	1,527	—	(564)	963	—	963	—
U.S. Treasury securities	22,878	102	(77)	22,903	3,596	6,625	12,682
U.S. agency securities	8,949	2	(64)	8,887	1,775	1,930	5,182
Non-U.S. government securities	20,201	211	(101)	20,311	390	3,091	16,830
Certificates of deposit and time deposits	1,300	—	—	1,300	490	810	—
Commercial paper	2,639	—	—	2,639	1,776	863	—
Corporate debt securities	83,883	1,242	(267)	84,858	—	12,327	72,531
Municipal securities	967	14	—	981	—	130	851
Mortgage- and asset-backed securities	20,529	171	(124)	20,576	—	775	19,801
Subtotal	162,873	1,742	(1,197)	163,418	8,027	27,514	127,877
Total (3)	$189,961	$1,753	$(1,198)	$190,516	$34,940	$27,699	$127,877

	2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,773	$—	$—	$17,773	$17,773	$—	$—
Level 1 (1): Money market funds	2,171	—	—	2,171	2,171	—	—
Level 2 (2):
U.S. Treasury securities	28,439	331	—	28,770	8,580	11,972	8,218
U.S. agency securities	8,604	8	—	8,612	2,009	3,078	3,525
Non-U.S. government securities	19,361	275	(186)	19,450	255	3,329	15,866
Certificates of deposit and time deposits	10,399	—	—	10,399	4,043	6,246	110
Commercial paper	11,226	—	—	11,226	3,185	8,041	—
Corporate debt securities	76,937	1,834	(175)	78,596	—	19,687	58,909
Municipal securities	1,001	22	—	1,023	—	139	884
Mortgage- and asset-backed securities	13,520	314	(24)	13,810	—	435	13,375
Subtotal	169,487	2,784	(385)	171,886	18,072	52,927	100,887
Total (3)	$189,431	$2,784	$(385)	$191,830	$38,016	$52,927	$100,887
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
(3)As of September 25, 2021 and September 26, 2020, total marketable securities included $17.9 billion and $18.6 billion, respectively, that was restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
Apple Inc. | 2021 Form 10-K | 38

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of September 25, 2021 (in millions):

Due after 1 year through 5 years	$83,755
Due after 5 years through 10 years	23,915
Due after 10 years	20,207
Total fair value	$127,877
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.
Derivative Instruments and Hedging
The Company may use derivative instruments to partially offset its business exposure to foreign exchange and interest rate risk. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange or interest rates.
Foreign Exchange Risk
To protect gross margins from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, option contracts or other instruments, and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of September 25, 2021, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 21 years.
The Company may also enter into derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign currency exchange rates, as well as to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may enter into interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of September 25, 2021 and September 26, 2020 were as follows (in millions):

	2021	2020
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$76,475	$57,410
Interest rate contracts	$16,875	$20,700

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$126,918	$88,636
The gross fair values of the Company’s derivative assets and liabilities were not material as of September 25, 2021 and September 26, 2020.
The gains and losses recognized in OCI and amounts reclassified from AOCI to net income for the Company’s derivative instruments designated as cash flow hedges were not material in 2021, 2020 and 2019.
Apple Inc. | 2021 Form 10-K | 39

The carrying amounts of the Company’s hedged items in fair value hedges as of September 25, 2021 and September 26, 2020 were as follows (in millions):

	2021	2020
Hedged assets/(liabilities):
Current and non-current marketable securities	$15,954	$16,270
Current and non-current term debt	$(17,857)	$(21,033)
The gains and losses on the Company’s derivative instruments designated as fair value hedges and the related hedged item adjustments were not material in 2021, 2020 and 2019.
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
As of both September 25, 2021 and September 26, 2020, the Company had no customers that individually represented 10% or more of total trade receivables. The Company’s cellular network carriers accounted for 42% of total trade receivables as of September 25, 2021.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of September 25, 2021, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 52%, 11% and 11%. As of September 26, 2020, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 57% and 11%.
Note 4 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 25, 2021 and September 26, 2020 (in millions):
Property, Plant and Equipment, Net

	2021	2020
Land and buildings	$20,041	$17,952
Machinery, equipment and internal-use software	78,659	75,291
Leasehold improvements	11,023	10,283
Gross property, plant and equipment	109,723	103,526
Accumulated depreciation and amortization	(70,283)	(66,760)
Total property, plant and equipment, net	$39,440	$36,766
Other Non-Current Liabilities

	2021	2020
Long-term taxes payable	$24,689	$28,170
Other non-current liabilities	28,636	26,320
Total other non-current liabilities	$53,325	$54,490
Apple Inc. | 2021 Form 10-K | 40

Other Income/(Expense), Net
The following table shows the detail of OI&E for 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Interest and dividend income	$2,843	$3,763	$4,961
Interest expense	(2,645)	(2,873)	(3,576)
Other income/(expense), net	60	(87)	422
Total other income/(expense), net	$258	$803	$1,807
Note 5 – Income Taxes
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2021, 2020 and 2019, consisted of the following (in millions):

	2021	2020	2019
Federal:
Current	$8,257	$6,306	$6,384
Deferred	(7,176)	(3,619)	(2,939)
Total	1,081	2,687	3,445
State:
Current	1,620	455	475
Deferred	(338)	21	(67)
Total	1,282	476	408
Foreign:
Current	9,424	3,134	3,962
Deferred	2,740	3,383	2,666
Total	12,164	6,517	6,628
Provision for income taxes	$14,527	$9,680	$10,481
The foreign provision for income taxes is based on foreign pretax earnings of $68.7 billion, $38.1 billion and $44.3 billion in 2021, 2020 and 2019, respectively.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (21% in 2021, 2020 and 2019) to income before provision for income taxes for 2021, 2020 and 2019, is as follows (dollars in millions):

	2021	2020	2019
Computed expected tax	$22,933	$14,089	$13,805
State taxes, net of federal effect	1,151	423	423
Impacts of the U.S. Tax Cuts and Jobs Act of 2017	—	(582)	—
Earnings of foreign subsidiaries	(4,715)	(2,534)	(2,625)
Foreign-derived intangible income deduction	(1,372)	(169)	(149)
Research and development credit, net	(1,033)	(728)	(548)
Excess tax benefits from equity awards	(2,137)	(930)	(639)
Other	(300)	111	214
Provision for income taxes	$14,527	$9,680	$10,481
Effective tax rate	13.3%	14.4%	15.9%
Apple Inc. | 2021 Form 10-K | 41

Deferred Tax Assets and Liabilities
As of September 25, 2021 and September 26, 2020, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2021	2020
Deferred tax assets:
Amortization and depreciation	$5,575	$8,317
Accrued liabilities and other reserves	5,895	4,934
Lease liabilities	2,406	2,038
Deferred revenue	5,399	1,638
Tax credit carryforwards	4,262	797
Other	1,639	1,612
Total deferred tax assets	25,176	19,336
Less: Valuation allowance	(4,903)	(1,041)
Total deferred tax assets, net	20,273	18,295
Deferred tax liabilities:
Minimum tax on foreign earnings	4,318	7,045
Right-of-use assets	2,167	1,862
Unrealized gains	203	526
Other	512	705
Total deferred tax liabilities	7,200	10,138
Net deferred tax assets	$13,073	$8,157
Deferred tax assets and liabilities reflect the effects of tax credits and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has elected to record certain deferred tax assets and liabilities in connection with the minimum tax on certain foreign earnings created by the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”).
As of September 25, 2021, the Company had $2.6 billion in foreign tax credit carryforwards in Ireland and $1.6 billion in California research and development credit carryforwards, both of which can be carried forward indefinitely. A valuation allowance has been recorded for the tax credit carryforwards and a portion of other temporary differences.
Uncertain Tax Positions
As of September 25, 2021, the total amount of gross unrecognized tax benefits was $15.5 billion, of which $6.6 billion, if recognized, would impact the Company’s effective tax rate. As of September 26, 2020, the total amount of gross unrecognized tax benefits was $16.5 billion, of which $8.8 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2021, 2020 and 2019, is as follows (in millions):

	2021	2020	2019
Beginning balances	$16,475	$15,619	$9,694
Increases related to tax positions taken during a prior year	816	454	5,845
Decreases related to tax positions taken during a prior year	(1,402)	(791)	(686)
Increases related to tax positions taken during the current year	1,607	1,347	1,697
Decreases related to settlements with taxing authorities	(1,838)	(85)	(852)
Decreases related to expiration of the statute of limitations	(181)	(69)	(79)
Ending balances	$15,477	$16,475	$15,619
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2015 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination. Although the timing of resolution and/or closure of examinations is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $1.2 billion.
Apple Inc. | 2021 Form 10-K | 42

Interest and Penalties
The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of September 25, 2021 and September 26, 2020, the total amount of gross interest and penalties accrued was $1.5 billion and $1.4 billion, respectively. The Company recognized interest and penalty expense of $219 million, $85 million and $73 million in 2021, 2020 and 2019, respectively.
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
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of September 25, 2021, the adjusted recovery amount was €12.7 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Note 6 – Leases
The Company has lease arrangements for certain equipment and facilities, including retail, corporate, manufacturing and data center space. These leases typically have original terms not exceeding 10 years and generally contain multiyear renewal options, some of which are reasonably certain of exercise. The Company’s lease arrangements may contain both lease and nonlease components. The Company has elected to combine and account for lease and nonlease components as a single lease component for leases of retail, corporate, and data center facilities.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $1.7 billion and $1.5 billion for 2021 and 2020, respectively. Lease costs associated with variable payments on the Company’s leases were $12.9 billion and $9.3 billion for 2021 and 2020, respectively. Rent expense for operating leases, as previously reported under former lease accounting standards, was $1.3 billion in 2019.
The Company made $1.4 billion and $1.5 billion of fixed cash payments related to operating leases in 2021 and 2020, respectively. Noncash activities involving right-of-use (“ROU”) assets obtained in exchange for lease liabilities were $3.3 billion for 2021 and $10.5 billion for 2020, including the impact of adopting FASB ASU No. 2016-02, Leases (Topic 842) in the first quarter of 2020.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 25, 2021 and September 26, 2020 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2021	2020
Right-of-use assets:
Operating leases	Other non-current assets	$10,087	$8,570
Finance leases	Property, plant and equipment, net	861	629
Total right-of-use assets		$10,948	$9,199

Lease liabilities:
Operating leases	Other current liabilities	$1,449	$1,436
	Other non-current liabilities	9,506	7,745
Finance leases	Other current liabilities	79	24
	Other non-current liabilities	769	637
Total lease liabilities		$11,803	$9,842
Apple Inc. | 2021 Form 10-K | 43

Lease liability maturities as of September 25, 2021, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$1,629	$104	$1,733
2023	1,560	123	1,683
2024	1,499	99	1,598
2025	1,251	46	1,297
2026	1,061	26	1,087
Thereafter	5,187	868	6,055
Total undiscounted liabilities	12,187	1,266	13,453
Less: Imputed interest	(1,232)	(418)	(1,650)
Total lease liabilities	$10,955	$848	$11,803
The weighted-average remaining lease term related to the Company’s lease liabilities as of September 25, 2021 and September 26, 2020 was 10.8 years and 10.3 years, respectively.
The discount rate related to the Company’s lease liabilities as of both September 25, 2021 and September 26, 2020 was 2.0%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of September 25, 2021, the Company had $1.1 billion of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2022 and 2023, with lease terms ranging from 3 years to 20 years.
Note 7 – Debt
Commercial Paper and Repurchase Agreements
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 25, 2021 and September 26, 2020, the Company had $6.0 billion and $5.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 0.06% and 0.62% as of September 25, 2021 and September 26, 2020, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(357)	$100	$(3,248)

Maturities greater than 90 days:
Proceeds from commercial paper	7,946	6,185	13,874
Repayments of commercial paper	(6,567)	(7,248)	(16,603)
Proceeds from/(Repayments of) commercial paper, net	1,379	(1,063)	(2,729)

Total proceeds from/(repayments of) commercial paper, net	$1,022	$(963)	$(5,977)
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
Apple Inc. | 2021 Form 10-K | 44

Term Debt
As of September 25, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate principal amount of $118.1 billion (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of September 25, 2021 and September 26, 2020:

	Maturities (calendar year)	2021		2020
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2020 debt issuances:
Floating-rate notes	2022	$1,750	0.48% – 0.63%	$2,250	0.60% – 1.39%
Fixed-rate 0.000% – 4.650% notes	2022 – 2060	95,813	0.03% – 4.78%	103,828	0.03% – 4.78%

Second quarter 2021 debt issuance:
Fixed-rate 0.700% – 2.800% notes	2026 – 2061	14,000	0.75% – 2.81%	—	—%

Fourth quarter 2021 debt issuance:
Fixed-rate 1.400% – 2.850% notes	2028 – 2061	6,500	1.43% – 2.86%	—	—%
Total term debt		118,063		106,078

Unamortized premium/(discount) and issuance costs, net		(380)		(314)
Hedge accounting fair value adjustments		1,036		1,676
Less: Current portion of term debt		(9,613)		(8,773)
Total non-current portion of term debt		$109,106		$98,667
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
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $2.6 billion, $2.8 billion and $3.2 billion of interest expense on its term debt for 2021, 2020 and 2019, respectively.
The future principal payments for the Company’s Notes as of September 25, 2021, are as follows (in millions):

2022	$9,583
2023	11,391
2024	10,202
2025	10,914
2026	11,408
Thereafter	64,565
Total term debt	$118,063
As of September 25, 2021 and September 26, 2020, the fair value of the Company’s Notes, based on Level 2 inputs, was $125.3 billion and $117.1 billion, respectively.
Apple Inc. | 2021 Form 10-K | 45

Note 8 – Shareholders’ Equity
Share Repurchase Program
As of September 25, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under a share repurchase program (the “Program”). During 2021, the Company repurchased 656 million shares of its common stock for $85.5 billion, including 36 million shares delivered under a $5.0 billion accelerated share repurchase agreement entered into in May 2021, bringing the total utilization under the Program to $254.1 billion as of September 25, 2021. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Shares of Common Stock
The following table shows the changes in shares of common stock for 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Common stock outstanding, beginning balances	16,976,763	17,772,945	19,019,943
Common stock repurchased	(656,340)	(917,270)	(1,380,819)
Common stock issued, net of shares withheld for employee taxes	106,363	121,088	133,821
Common stock outstanding, ending balances	16,426,786	16,976,763	17,772,945
Note 9 – Benefit Plans
2014 Employee Stock Plan
The 2014 Employee Stock Plan (the “2014 Plan”) is a shareholder-approved plan that provides for broad-based equity grants to employees, including executive officers, and permits the granting of restricted stock units (“RSUs”), stock grants, performance-based awards, stock options and stock appreciation rights, as well as cash bonus awards. RSUs granted under the 2014 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the 2014 Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2014 Plan utilizing a factor of two times the number of RSUs canceled or shares withheld. All RSUs granted under the 2014 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the underlying RSUs. As of September 25, 2021, approximately 760 million shares were reserved for future issuance under the 2014 Plan. Shares subject to outstanding awards under the 2003 Employee Stock Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations for RSUs, will also be available for awards under the 2014 Plan.
Apple Inc. Non-Employee Director Stock Plan
The Apple Inc. Non-Employee Director Stock Plan (the “Director Plan”) is a shareholder-approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the value and relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants, in each case within the limits set forth in the Director Plan and without further shareholder approval. RSUs granted under the Director Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. The Director Plan expires on November 12, 2027. All RSUs granted under the Director Plan are entitled to DERs, which are subject to the same vesting and other terms and conditions as the underlying RSUs. As of September 25, 2021, approximately 4 million shares were reserved for future issuance under the Director Plan.
Rule 10b5-1 Trading Plans
During the three months ended September 25, 2021, Section 16 officers Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired under the Company’s employee and director equity plans.
Apple Inc. | 2021 Form 10-K | 46

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year. As of September 25, 2021, approximately 96 million shares were reserved for future issuance under the Purchase Plan.
401(k) Plan
The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the U.S. Internal Revenue Service annual contribution limit ($19,500 for calendar year 2021). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum of 6% of the employee’s eligible earnings.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2021, 2020 and 2019, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 29, 2018	368,618	$33.65
RSUs granted	147,409	$53.99
RSUs vested	(168,350)	$33.80
RSUs canceled	(21,609)	$40.71
Balance as of September 28, 2019	326,068	$42.30
RSUs granted	156,800	$59.20
RSUs vested	(157,743)	$40.29
RSUs canceled	(14,347)	$48.07
Balance as of September 26, 2020	310,778	$51.58
RSUs granted	89,363	$116.33
RSUs vested	(145,766)	$50.71
RSUs canceled	(13,948)	$68.95
Balance as of September 25, 2021	240,427	$75.16	$35,324
The fair value as of the respective vesting dates of RSUs was $19.0 billion, $10.8 billion and $8.6 billion for 2021, 2020 and 2019, respectively. The majority of RSUs that vested in 2021, 2020 and 2019 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 53 million, 56 million and 59 million for 2021, 2020 and 2019, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $6.8 billion, $3.9 billion and $3.0 billion in 2021, 2020 and 2019, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Share-based compensation expense	$7,906	$6,829	$6,068
Income tax benefit related to share-based compensation expense	$(4,056)	$(2,476)	$(1,967)
As of September 25, 2021, the total unrecognized compensation cost related to outstanding RSUs and stock options was $13.6 billion, which the Company expects to recognize over a weighted-average period of 2.5 years.
Apple Inc. | 2021 Form 10-K | 47

Note 10 – Commitments and Contingencies
Accrued Warranty and Guarantees
The following table shows changes in the Company’s accrued warranties and related costs for 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Beginning accrued warranty and related costs	$3,354	$3,570	$3,692
Cost of warranty claims	(2,674)	(2,956)	(3,857)
Accruals for product warranty	2,684	2,740	3,735
Ending accrued warranty and related costs	$3,364	$3,354	$3,570
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
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets, wearables and accessories. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations.
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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for content creation, Internet and telecommunications services and supplier arrangements. Future payments under noncancelable unconditional purchase obligations having a remaining term in excess of one year as of September 25, 2021, are as follows (in millions):

2022	$4,551
2023	2,165
2024	984
2025	405
2026	51
Thereafter	28
Total	$8,184
Apple Inc. | 2021 Form 10-K | 48

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
VirnetX
VirnetX, Inc. (“VirnetX”) filed a lawsuit against the Company alleging that certain of the Company’s products infringe on patents owned by VirnetX. On April 11, 2018, a jury returned a verdict against the Company in the U.S. District Court for the Eastern District of Texas (the “Eastern Texas District Court”). The Company appealed the verdict to the U.S. Court of Appeals for the Federal Circuit, which remanded the case back to the Eastern Texas District Court, where a retrial was held in October 2020. The jury returned a verdict against the Company and awarded damages of $503 million, which the Company has appealed. The Company has challenged the validity of the patents at issue in the retrial at the U.S. Patent and Trademark Office (the “PTO”), and the PTO has declared the patents invalid, subject to further appeal by VirnetX.
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
Optis
Optis Wireless Technology, LLC and related entities (“Optis”) filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging that certain of the Company’s products infringe on patents owned by Optis. On August 11, 2020, a jury returned a verdict against the Company and awarded damages. In post-trial proceedings, the damages portion of the verdict was set aside. A retrial on damages was held in August 2021 and the jury in that proceeding awarded damages of $300 million against the Company, which the Company plans to appeal.
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
Apple Inc. | 2021 Form 10-K | 49

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
The following table shows information by reportable segment for 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Americas:
Net sales	$153,306	$124,556	$116,914
Operating income	$53,382	$37,722	$35,099

Europe:
Net sales	$89,307	$68,640	$60,288
Operating income	$32,505	$22,170	$19,195

Greater China:
Net sales	$68,366	$40,308	$43,678
Operating income	$28,504	$15,261	$16,232

Japan:
Net sales	$28,482	$21,418	$21,506
Operating income	$12,798	$9,279	$9,369

Rest of Asia Pacific:
Net sales	$26,356	$19,593	$17,788
Operating income	$9,817	$6,808	$6,055
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
Segment operating income	$137,006	$91,240	$85,950
Research and development expense	(21,914)	(18,752)	(16,217)
Other corporate expenses, net	(6,143)	(6,200)	(5,803)
Total operating income	$108,949	$66,288	$63,930
Apple Inc. | 2021 Form 10-K | 50

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2021, 2020 and 2019. There was no single customer that accounted for more than 10% of net sales in 2021, 2020 and 2019. Net sales for 2021, 2020 and 2019 and long-lived assets as of September 25, 2021 and September 26, 2020 were as follows (in millions):

	2021	2020	2019
Net sales:
U.S.	$133,803	$109,197	$102,266
China (1)	68,366	40,308	43,678
Other countries	163,648	125,010	114,230
Total net sales	$365,817	$274,515	$260,174

	2021	2020
Long-lived assets:
U.S.	$28,203	$25,890
China (1)	7,521	7,256
Other countries	3,716	3,620
Total long-lived assets	$39,440	$36,766
(1)China includes Hong Kong and Taiwan. Long-lived assets located in China consist primarily of product tooling and manufacturing process equipment and assets related to retail stores and related infrastructure.
Apple Inc. | 2021 Form 10-K | 51

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 25, 2021 and September 26, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apple Inc. at September 25, 2021 and September 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), Apple Inc.’s internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 28, 2021 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 5 to the financial statements, Apple Inc. is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. As of September 25, 2021, the total amount of gross unrecognized tax benefits was $15.5 billion, of which $6.6 billion, if recognized, would impact Apple Inc.’s effective tax rate. Apple Inc. uses significant judgment in the calculation of tax liabilities in estimating the impact of uncertainties in the application of technical merits and complex tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

Apple Inc. | 2021 Form 10-K | 52

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
October 28, 2021
Apple Inc. | 2021 Form 10-K | 53

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of Apple Inc. as of September 25, 2021 and September 26, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 25, 2021, and the related notes and our report dated October 28, 2021 expressed an unqualified opinion thereon.
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
October 28, 2021
Apple Inc. | 2021 Form 10-K | 54

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 25, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 25, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | 2021 Form 10-K | 55

Item 9B.    Other Information
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
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 26, 2021, during such period, the Company filed legally required administrative notifications with the FSB in connection with the importation of the Company’s products into the Russian Federation, as permitted by General License No. 1B. The Company did not make any payments, nor did it receive gross revenues or net profits, in connection with such engagement. The Company may in the future engage with the FSB for activities necessary to conduct business in the Russian Federation, in accordance with applicable U.S. laws and regulations.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after September 25, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after September 25, 2021, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after September 25, 2021, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after September 25, 2021, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after September 25, 2021, and is incorporated herein by reference.
Apple Inc. | 2021 Form 10-K | 56

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
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of December 13, 2016.	8-K	3.2	12/15/16
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
Apple Inc. | 2021 Form 10-K | 57

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.18	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.19	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.20	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.21	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.22	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.23	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.24	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.25	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
4.26	Officer’s Certificate of the Registrant, dated as of August 5, 2021, including forms of global notes representing the 1.400% Notes due 2028, 1.700% Notes due 2031, 2.700% Notes due 2051 and 2.850% Notes due 2061.	8-K	4.1	8/5/21
4.27*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
Apple Inc. | 2021 Form 10-K | 58

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended and restated as of February 13, 2018.	8-K	10.1	2/14/18
10.4*	2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.5*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of October 14, 2016.	10-K	10.18	9/24/16
10.6*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.7*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.21	9/30/17
10.8*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.17	9/29/18
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.18	9/29/18
10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.15	9/28/19
10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.16	9/28/19
10.13*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.16	9/26/20
10.14*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.17	9/26/20
10.15*	Form of CEO Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.1	1/28/21
10.16*	Form of CEO Performance Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.2	1/28/21
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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
Apple Inc. | 2021 Form 10-K | 59

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2021	Apple Inc.

	By:	/s/ Luca Maestri
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2021
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 28, 2021
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 28, 2021
CHRIS KONDO

/s/ James A. Bell	Director	October 28, 2021
JAMES A. BELL

/s/ Al Gore	Director	October 28, 2021
AL GORE

/s/ Andrea Jung	Director	October 28, 2021
ANDREA JUNG

/s/ Arthur D. Levinson	Director and Chair of the Board	October 28, 2021
ARTHUR D. LEVINSON

/s/ Monica Lozano	Director	October 28, 2021
MONICA LOZANO

/s/ Ronald D. Sugar	Director	October 28, 2021
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	October 28, 2021
SUSAN L. WAGNER
Apple Inc. | 2021 Form 10-K | 60