Form 10-Q
period 2021-12-25
Apple Inc.
filed 2022-01-28
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2021
or
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
Yes  ☐     No  ☒
16,319,441,000 shares of common stock were issued and outstanding as of January 14, 2022.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 25, 2021

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 25, 2021	December 26, 2020
Net sales:
Products	$104,429	$95,678
Services	19,516	15,761
Total net sales	123,945	111,439

Cost of sales:
Products	64,309	62,130
Services	5,393	4,981
Total cost of sales	69,702	67,111
Gross margin	54,243	44,328

Operating expenses:
Research and development	6,306	5,163
Selling, general and administrative	6,449	5,631
Total operating expenses	12,755	10,794

Operating income	41,488	33,534
Other income/(expense), net	(247)	45
Income before provision for income taxes	41,241	33,579
Provision for income taxes	6,611	4,824
Net income	$34,630	$28,755

Earnings per share:
Basic	$2.11	$1.70
Diluted	$2.10	$1.68

Shares used in computing earnings per share:
Basic	16,391,724	16,935,119
Diluted	16,519,291	17,113,688
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2022 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 25, 2021	December 26, 2020
Net income	$34,630	$28,755
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(360)	549

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	362	(304)
Adjustment for net (gains)/losses realized and included in net income	93	(183)
Total change in unrealized gains/losses on derivative instruments	455	(487)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(1,176)	628
Adjustment for net (gains)/losses realized and included in net income	(9)	(105)
Total change in unrealized gains/losses on marketable debt securities	(1,185)	523

Total other comprehensive income/(loss)	(1,090)	585
Total comprehensive income	$33,540	$29,340
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2022 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 25, 2021	September 25, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$37,119	$34,940
Marketable securities	26,794	27,699
Accounts receivable, net	30,213	26,278
Inventories	5,876	6,580
Vendor non-trade receivables	35,040	25,228
Other current assets	18,112	14,111
Total current assets	153,154	134,836

Non-current assets:
Marketable securities	138,683	127,877
Property, plant and equipment, net	39,245	39,440
Other non-current assets	50,109	48,849
Total non-current assets	228,037	216,166
Total assets	$381,191	$351,002

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$74,362	$54,763
Other current liabilities	49,167	47,493
Deferred revenue	7,876	7,612
Commercial paper	5,000	6,000
Term debt	11,169	9,613
Total current liabilities	147,574	125,481

Non-current liabilities:
Term debt	106,629	109,106
Other non-current liabilities	55,056	53,325
Total non-current liabilities	161,685	162,431
Total liabilities	309,259	287,912

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,340,851 and 16,426,786 shares issued and outstanding, respectively	58,424	57,365
Retained earnings	14,435	5,562
Accumulated other comprehensive income/(loss)	(927)	163
Total shareholders’ equity	71,932	63,090
Total liabilities and shareholders’ equity	$381,191	$351,002
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2022 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	December 25, 2021	December 26, 2020
Total shareholders’ equity, beginning balances	$63,090	$65,339

Common stock and additional paid-in capital:
Beginning balances	57,365	50,779
Common stock withheld related to net share settlement of equity awards	(1,263)	(1,101)
Share-based compensation	2,322	2,066
Ending balances	58,424	51,744

Retained earnings:
Beginning balances	5,562	14,966
Net income	34,630	28,755
Dividends and dividend equivalents declared	(3,665)	(3,547)
Common stock withheld related to net share settlement of equity awards	(1,730)	(1,873)
Common stock repurchased	(20,362)	(24,000)
Ending balances	14,435	14,301

Accumulated other comprehensive income/(loss):
Beginning balances	163	(406)
Other comprehensive income/(loss)	(1,090)	585
Ending balances	(927)	179

Total shareholders’ equity, ending balances	$71,932	$66,224

Dividends and dividend equivalents declared per share or RSU	$0.22	$0.205
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2022 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 25, 2021	December 26, 2020
Cash, cash equivalents and restricted cash, beginning balances	$35,929	$39,789
Operating activities:
Net income	34,630	28,755
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,697	2,666
Share-based compensation expense	2,265	2,020
Deferred income tax expense/(benefit)	682	(58)
Other	167	25
Changes in operating assets and liabilities:
Accounts receivable, net	(3,934)	(10,945)
Inventories	681	(950)
Vendor non-trade receivables	(9,812)	(10,194)
Other current and non-current assets	(4,921)	(3,526)
Accounts payable	19,813	21,670
Deferred revenue	462	1,341
Other current and non-current liabilities	4,236	7,959
Cash generated by operating activities	46,966	38,763
Investing activities:
Purchases of marketable securities	(34,913)	(39,800)
Proceeds from maturities of marketable securities	11,309	25,177
Proceeds from sales of marketable securities	10,675	9,344
Payments for acquisition of property, plant and equipment	(2,803)	(3,500)
Other	(374)	195
Cash used in investing activities	(16,106)	(8,584)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,888)	(2,861)
Payments for dividends and dividend equivalents	(3,732)	(3,613)
Repurchases of common stock	(20,478)	(24,775)
Repayments of term debt	—	(1,000)
Proceeds from/(Repayments of) commercial paper, net	(1,000)	22
Other	(61)	(22)
Cash used in financing activities	(28,159)	(32,249)
Increase/(Decrease) in cash, cash equivalents and restricted cash	2,701	(2,070)
Cash, cash equivalents and restricted cash, ending balances	$38,630	$37,719
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$5,235	$1,787
Cash paid for interest	$531	$619
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2022 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 25, 2021 (the “2021 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2022 and 2021 span 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 25, 2021 and December 26, 2020 (net income in millions and shares in thousands):

	Three Months Ended
	December 25, 2021	December 26, 2020
Numerator:
Net income	$34,630	$28,755

Denominator:
Weighted-average basic shares outstanding	16,391,724	16,935,119
Effect of dilutive securities	127,567	178,569
Weighted-average diluted shares	16,519,291	17,113,688

Basic earnings per share	$2.11	$1.70
Diluted earnings per share	$2.10	$1.68
Apple Inc. | Q1 2022 Form 10-Q | 6

Note 2 – Revenue
Net sales disaggregated by significant products and services for the three months ended December 25, 2021 and December 26, 2020 were as follows (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
iPhone® (1)	$71,628	$65,597
Mac® (1)	10,852	8,675
iPad® (1)	7,248	8,435
Wearables, Home and Accessories (1)(2)	14,701	12,971
Services (3)	19,516	15,761
Total net sales (4)	$123,945	$111,439
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod mini®, iPod touch® and accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare®, cloud, digital content, payment and other services. Services net sales also include amortization of the deferred value of services bundled in the sales price of certain products.
(4)Includes $3.0 billion of revenue recognized in the three months ended December 25, 2021 that was included in deferred revenue as of September 25, 2021 and $2.5 billion of revenue recognized in the three months ended December 26, 2020 that was included in deferred revenue as of September 26, 2020.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 9, “Segment Information and Geographic Data” for the three months ended December 25, 2021 and December 26, 2020, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of December 25, 2021 and September 25, 2021, the Company had total deferred revenue of $12.4 billion and $11.9 billion, respectively. As of December 25, 2021, the Company expects 64% of total deferred revenue to be realized in less than a year, 27% within one-to-two years, 8% within two-to-three years and 1% in greater than three years.
Apple Inc. | Q1 2022 Form 10-Q | 7

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 25, 2021 and September 25, 2021 (in millions):

	December 25, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,992	$—	$—	$17,992	$17,992	$—	$—
Level 1 (1):
Money market funds	11,356	—	—	11,356	11,356	—	—
Mutual funds	215	16	(2)	229	—	229	—
Subtotal	11,571	16	(2)	11,585	11,356	229	—
Level 2 (2):
Equity securities	1,527	—	(850)	677	—	677	—
U.S. Treasury securities	29,221	64	(171)	29,114	3,247	5,775	20,092
U.S. agency securities	7,934	1	(116)	7,819	1,066	1,581	5,172
Non-U.S. government securities	18,983	160	(177)	18,966	200	3,279	15,487
Certificates of deposit and time deposits	3,648	—	—	3,648	2,527	1,121	—
Commercial paper	2,261	—	—	2,261	702	1,559	—
Corporate debt securities	88,617	718	(754)	88,581	29	11,665	76,887
Municipal securities	993	10	(1)	1,002	—	150	852
Mortgage- and asset-backed securities	21,072	102	(223)	20,951	—	758	20,193
Subtotal	174,256	1,055	(2,292)	173,019	7,771	26,565	138,683
Total (3)	$203,819	$1,071	$(2,294)	$202,596	$37,119	$26,794	$138,683

	September 25, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,305	$—	$—	$17,305	$17,305	$—	$—
Level 1 (1):
Money market funds	9,608	—	—	9,608	9,608	—	—
Mutual funds	175	11	(1)	185	—	185	—
Subtotal	9,783	11	(1)	9,793	9,608	185	—
Level 2 (2):
Equity securities	1,527	—	(564)	963	—	963	—
U.S. Treasury securities	22,878	102	(77)	22,903	3,596	6,625	12,682
U.S. agency securities	8,949	2	(64)	8,887	1,775	1,930	5,182
Non-U.S. government securities	20,201	211	(101)	20,311	390	3,091	16,830
Certificates of deposit and time deposits	1,300	—	—	1,300	490	810	—
Commercial paper	2,639	—	—	2,639	1,776	863	—
Corporate debt securities	83,883	1,242	(267)	84,858	—	12,327	72,531
Municipal securities	967	14	—	981	—	130	851
Mortgage- and asset-backed securities	20,529	171	(124)	20,576	—	775	19,801
Subtotal	162,873	1,742	(1,197)	163,418	8,027	27,514	127,877
Total (3)	$189,961	$1,753	$(1,198)	$190,516	$34,940	$27,699	$127,877
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
(3)As of December 25, 2021 and September 25, 2021, total marketable securities included $16.8 billion and $17.9 billion, respectively, that was restricted from general use, related to the European Commission decision finding that Ireland granted state aid to the Company, and other agreements.
Apple Inc. | Q1 2022 Form 10-Q | 8

The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of December 25, 2021 (in millions):

Due after 1 year through 5 years	$93,206
Due after 5 years through 10 years	25,183
Due after 10 years	20,294
Total fair value	$138,683
Derivative Instruments and Hedging
The Company may use derivative instruments to partially offset its business exposure to foreign exchange and interest rate risk. However, the Company may choose not to hedge certain exposures for a variety of reasons, including accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange or interest rates.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of December 25, 2021, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 21 years.
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
The notional amounts of the Company’s outstanding derivative instruments as of December 25, 2021 and September 25, 2021 were as follows (in millions):

	December 25, 2021	September 25, 2021
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$77,009	$76,475
Interest rate contracts	$16,875	$16,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$176,268	$126,918
The gross fair values of the Company’s derivative assets and liabilities were not material as of December 25, 2021 and September 25, 2021.
The gains and losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive income to net income for the Company’s derivative instruments designated as cash flow hedges were not material in the three months ended December 25, 2021 and December 26, 2020.
Apple Inc. | Q1 2022 Form 10-Q | 9

The carrying amounts of the Company’s hedged items in fair value hedges as of December 25, 2021 and September 25, 2021 were as follows (in millions):

	December 25, 2021	September 25, 2021
Hedged assets/(liabilities):
Current and non-current marketable securities	$15,322	$15,954
Current and non-current term debt	$(17,444)	$(17,857)
The gains and losses on the Company’s derivative instruments designated as fair value hedges and the related hedged item adjustments were not material in the three months ended December 25, 2021 and December 26, 2020.
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
The Company’s cellular network carriers accounted for 45% and 42% of total trade receivables as of December 25, 2021 and September 25, 2021, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of December 25, 2021, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54%, 13% and 12%. As of September 25, 2021, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 52%, 11% and 11%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 25, 2021 and September 25, 2021 (in millions):
Property, Plant and Equipment, Net

	December 25, 2021	September 25, 2021
Gross property, plant and equipment	$107,699	$109,723
Accumulated depreciation and amortization	(68,454)	(70,283)
Total property, plant and equipment, net	$39,245	$39,440
Other Non-Current Liabilities

	December 25, 2021	September 25, 2021
Long-term taxes payable	$24,689	$24,689
Other non-current liabilities	30,367	28,636
Total other non-current liabilities	$55,056	$53,325
Apple Inc. | Q1 2022 Form 10-Q | 10

Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Interest and dividend income	$650	$747
Interest expense	(694)	(638)
Other expense, net	(203)	(64)
Total other income/(expense), net	$(247)	$45
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 25, 2021 and September 25, 2021, the Company had $5.0 billion and $6.0 billion of Commercial Paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Maturities 90 days or less:
Proceeds from commercial paper, net	$1,339	$1,439

Maturities greater than 90 days:
Proceeds from commercial paper	1,191	780
Repayments of commercial paper	(3,530)	(2,197)
Repayments of commercial paper, net	(2,339)	(1,417)

Total proceeds from/(repayments of) commercial paper, net	$(1,000)	$22
Term Debt
As of December 25, 2021 and September 25, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $117.8 billion and $118.7 billion, respectively (collectively the “Notes”). As of December 25, 2021 and September 25, 2021, the fair value of the Company’s Notes, based on Level 2 inputs, was $123.5 billion and $125.3 billion, respectively.
Note 6 – Shareholders’ Equity
Share Repurchase Program
As of December 25, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under a share repurchase program (the “Program”). During the three months ended December 25, 2021, the Company repurchased 124 million shares of its common stock for $20.4 billion, including 30 million shares initially delivered under accelerated share repurchase agreements (“ASRs”) entered into in November 2021, bringing the total utilization under the Program to $274.5 billion as of December 25, 2021. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Apple Inc. | Q1 2022 Form 10-Q | 11

Under the terms of the Company’s ASRs, two financial institutions committed to deliver shares of the Company’s common stock during the purchase periods in exchange for up-front payments totaling $6.0 billion. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the ASRs’ purchase periods, which end in the second quarter of 2022. The shares received are retired in the periods they are delivered, and the up-front payments are accounted for as a reduction to retained earnings in the Company’s Condensed Consolidated Statement of Shareholders’ Equity in the period the payments are made.
Note 7 – Benefit Plans
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the three months ended December 25, 2021 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 25, 2021	240,427	$75.16
RSUs granted	67,645	$147.33
RSUs vested	(56,649)	$61.75
RSUs canceled	(4,886)	$93.21
Balance as of December 25, 2021	246,537	$97.69	$43,460
The fair value as of the respective vesting dates of RSUs was $8.5 billion for the three months ended both December 25, 2021 and December 26, 2020.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Share-based compensation expense	$2,265	$2,020
Income tax benefit related to share-based compensation expense	$(1,536)	$(1,624)
As of December 25, 2021, the total unrecognized compensation cost related to outstanding RSUs and stock options was $20.6 billion, which the Company expects to recognize over a weighted-average period of 3.0 years.
Note 8 – Commitments and Contingencies
Accrued Warranty
The following table shows changes in the Company’s accrued warranties and related costs for the three months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Beginning accrued warranty and related costs	$3,364	$3,354
Cost of warranty claims	(672)	(723)
Accruals for product warranty	838	1,493
Ending accrued warranty and related costs	$3,530	$4,124
Apple Inc. | Q1 2022 Form 10-Q | 12

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
Note 9 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Americas:
Net sales	$51,496	$46,310
Operating income	$19,585	$15,785

Europe:
Net sales	$29,749	$27,306
Operating income	$11,545	$9,589

Greater China:
Net sales	$25,783	$21,313
Operating income	$11,183	$8,530

Japan:
Net sales	$7,107	$8,285
Operating income	$3,349	$3,503

Rest of Asia Pacific:
Net sales	$9,810	$8,225
Operating income	$3,995	$2,953
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 25, 2021 and December 26, 2020 is as follows (in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Segment operating income	$49,657	$40,360
Research and development expense	(6,306)	(5,163)
Other corporate expenses, net	(1,863)	(1,663)
Total operating income	$41,488	$33,534
Apple Inc. | Q1 2022 Form 10-Q | 13

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021 (the “2021 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
The following discussion should be read in conjunction with the 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
Available Information
The Company periodically provides certain information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance matters, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
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
During the first quarter of 2022, aspects of the Company’s business continued to be affected by the COVID-19 pandemic, with a significant number of the Company’s employees working remotely and certain of the Company’s retail stores operating at limited capacity or temporarily closing at various times. The Company has reopened substantially all of its other facilities, subject to operating restrictions to protect public health and the health and safety of employees, and it continues to work on safely reopening the remainder of its facilities, subject to local rules and regulations. At times, certain of the Company’s component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that affected sales worldwide. Similar impacts or other disruptions could occur in the future.
Apple Inc. | Q1 2022 Form 10-Q | 14

The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors” for more information.
First Quarter Fiscal 2022 Highlights
Total net sales increased 11% or $12.5 billion during the first quarter of 2022 compared to the same quarter in 2021, driven primarily by growth in iPhone, Services and Mac.
During the first quarter of 2022, the Company released the following new products:
•MacBook Pro®, available in 14- and 16-inch models and powered by an Apple M1 Pro chip or an Apple M1 Max chip;
•Third generation of AirPods; and
•Apple Watch Series 7.
The Company repurchased $20.4 billion of its common stock and paid dividends and dividend equivalents of $3.7 billion during the first quarter of 2022.
Products and Services Performance
The following table shows net sales by category for the three months ended December 25, 2021 and December 26, 2020 (dollars in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
Net sales by category:
iPhone (1)	$71,628	$65,597	9%
Mac (1)	10,852	8,675	25%
iPad (1)	7,248	8,435	(14)%
Wearables, Home and Accessories (1)(2)	14,701	12,971	13%
Services (3)	19,516	15,761	24%
Total net sales	$123,945	$111,439	11%
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod mini, iPod touch and accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare, cloud, digital content, payment and other services. Services net sales also include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales from the Company’s new iPhone models launched in the fourth quarter of 2021 and a different mix of iPhone sales.
Mac
Mac net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales of MacBook Pro and MacBook Air®.
iPad
iPad net sales decreased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to lower net sales of the 10-inch version of iPad.
Apple Inc. | Q1 2022 Form 10-Q | 15

Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales of AirPods, Apple Watch and accessories.
Services
Services net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales from advertising, the App Store® and cloud services.
Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. Further information regarding the Company’s reportable segments can be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 9, “Segment Information and Geographic Data.”
The following table shows net sales by reportable segment for the three months ended December 25, 2021 and December 26, 2020 (dollars in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
Net sales by reportable segment:
Americas	$51,496	$46,310	11%
Europe	29,749	27,306	9%
Greater China	25,783	21,313	21%
Japan	7,107	8,285	(14)%
Rest of Asia Pacific	9,810	8,225	19%
Total net sales	$123,945	$111,439	11%
Americas
Americas net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales of Services, iPhone, and Wearables, Home and Accessories.
Europe
Europe net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales of Services, Mac and iPhone. The movement of foreign currencies in Europe relative to the U.S. dollar had a net favorable impact on Europe net sales during the first quarter of 2022.
Greater China
Greater China net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales of iPhone and Services. The strength of the Chinese renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during the first quarter of 2022.
Japan
Japan net sales decreased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to lower net sales of iPhone and iPad, partially offset by higher net sales of Services. The weakness of the Japanese yen relative to the U.S. dollar had an unfavorable impact on Japan net sales during the first quarter of 2022.
Apple Inc. | Q1 2022 Form 10-Q | 16

Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net sales of iPhone, Wearables, Home and Accessories and Mac.
Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 25, 2021 and December 26, 2020 were as follows (dollars in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Gross margin:
Products	$40,120	$33,548
Services	14,123	10,780
Total gross margin	$54,243	$44,328

Gross margin percentage:
Products	38.4%	35.1%
Services	72.4%	68.4%
Total gross margin percentage	43.8%	39.8%
Products Gross Margin
Products gross margin and Products gross margin percentage increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to a different Products mix and the strength in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher Services net sales and a different Services mix. Services gross margin percentage increased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to a different Services mix and leverage, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for the three months ended December 25, 2021 and December 26, 2020 were as follows (dollars in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Research and development	$6,306	$5,163
Percentage of total net sales	5%	5%
Selling, general and administrative	$6,449	$5,631
Percentage of total net sales	5%	5%
Total operating expenses	$12,755	$10,794
Percentage of total net sales	10%	10%
Apple Inc. | Q1 2022 Form 10-Q | 17

Research and Development
The growth in research and development (“R&D”) expense during the first quarter of 2022 compared to the same quarter in 2021 was driven primarily by increases in headcount-related expenses, engineering program costs and infrastructure-related costs. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2022 compared to the same quarter in 2021 was driven primarily by increases in headcount-related expenses, variable selling expenses and professional services.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three months ended December 25, 2021 and December 26, 2020 was as follows (dollars in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020	Change
Interest and dividend income	$650	$747
Interest expense	(694)	(638)
Other expense, net	(203)	(64)
Total other income/(expense), net	$(247)	$45	(649)%
OI&E decreased during the first quarter of 2022 compared to the same quarter in 2021 due primarily to higher net losses on marketable and non-marketable securities and lower interest income.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 25, 2021 and December 26, 2020 were as follows (dollars in millions):

	Three Months Ended
	December 25, 2021	December 26, 2020
Provision for income taxes	$6,611	$4,824
Effective tax rate	16.0%	14.4%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2022 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings and tax benefits from share-based compensation.
The Company’s effective tax rate for the first quarter of 2022 was higher compared to the same quarter in 2021 due primarily to lower tax benefits from share-based compensation and a change in geographic mix of earnings.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s cash requirements have not changed materially since the 2021 Form 10-K, except for manufacturing purchase obligations.
Apple Inc. | Q1 2022 Form 10-Q | 18

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of December 25, 2021, the Company had manufacturing purchase obligations of $47.6 billion, with $47.5 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
In addition to its cash requirements, the Company has a capital return program authorized by the Board of Directors. The share repurchase program (the “Program”) does not obligate the Company to acquire any specific number of shares. As of December 25, 2021, the Company’s quarterly cash dividend was $0.22 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2021 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 25, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q1 2022 Form 10-Q | 19

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “Northern California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The Company filed a counterclaim for breach of contract. On September 10, 2021, the Northern California District Court ruled in favor of the Company with respect to nine out of the ten counts included in Epic’s claim, and in favor of the Company with respect to the Company’s claims for breach of contract. The Northern California District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction. Epic appealed the decision. The Company filed a cross-appeal and has been granted a stay pending the appeal.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the first quarter of 2022 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 1A.    Risk Factors
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.
Apple Inc. | Q1 2022 Form 10-Q | 20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 25, 2021 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 26, 2021 to October 30, 2021:
Open market and privately negotiated purchases	41,416		$144.87	41,416

October 31, 2021 to November 27, 2021:
November 2021 ASRs	30,405	(2)	(2)	30,405	(2)
Open market and privately negotiated purchases	27,770		$153.08	27,770

November 28, 2021 to December 25, 2021:
Open market and privately negotiated purchases	24,218		$169.76	24,218
Total	123,809					$40,489
(1)As of December 25, 2021, the Company was authorized to purchase up to $315 billion of the Company’s common stock under the Program, announced on April 28, 2021, of which $274.5 billion had been utilized. The remaining $40.5 billion in the table represents the amount available to repurchase shares under the Program as of December 25, 2021. The Program does not obligate the Company to acquire any specific number of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In November 2021, the Company entered into new accelerated share repurchase agreements (“ASRs”). Under the terms of the agreements, two financial institutions committed to deliver shares of the Company’s common stock during the purchase periods in exchange for up-front payments totaling $6.0 billion. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the ASRs’ purchase periods, which end in the second quarter of 2022.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 25, 2021, Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
Apple Inc. | Q1 2022 Form 10-Q | 21

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*, **	Apple Inc. Non-Employee Director Stock Plan, as amended November 9, 2021.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*Indicates management contract or compensatory plan or arrangement.
**Filed herewith.
***Furnished herewith.
Apple Inc. | Q1 2022 Form 10-Q | 22

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 27, 2022	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q1 2022 Form 10-Q | 23