Form 10-Q
period 2022-03-26
Apple Inc.
filed 2022-04-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
or
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
Yes  ☐     No  ☒
16,185,181,000 shares of common stock were issued and outstanding as of April 15, 2022.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 26, 2022

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Net sales:
Products	$77,457	$72,683	$181,886	$168,361
Services	19,821	16,901	39,337	32,662
Total net sales	97,278	89,584	221,223	201,023

Cost of sales:
Products	49,290	46,447	113,599	108,577
Services	5,429	5,058	10,822	10,039
Total cost of sales	54,719	51,505	124,421	118,616
Gross margin	42,559	38,079	96,802	82,407

Operating expenses:
Research and development	6,387	5,262	12,693	10,425
Selling, general and administrative	6,193	5,314	12,642	10,945
Total operating expenses	12,580	10,576	25,335	21,370

Operating income	29,979	27,503	71,467	61,037
Other income/(expense), net	160	508	(87)	553
Income before provision for income taxes	30,139	28,011	71,380	61,590
Provision for income taxes	5,129	4,381	11,740	9,205
Net income	$25,010	$23,630	$59,640	$52,385

Earnings per share:
Basic	$1.54	$1.41	$3.65	$3.11
Diluted	$1.52	$1.40	$3.62	$3.08

Shares used in computing earnings per share:
Basic	16,278,802	16,753,476	16,335,263	16,844,298
Diluted	16,403,316	16,929,157	16,461,304	17,021,423
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2022 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Net income	$25,010	$23,630	$59,640	$52,385
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(21)	(78)	(381)	471

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	334	332	696	28
Adjustment for net (gains)/losses realized and included in net income	(301)	759	(208)	576
Total change in unrealized gains/losses on derivative instruments	33	1,091	488	604

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(5,633)	(1,403)	(6,809)	(775)
Adjustment for net (gains)/losses realized and included in net income	54	(75)	45	(180)
Total change in unrealized gains/losses on marketable debt securities	(5,579)	(1,478)	(6,764)	(955)

Total other comprehensive income/(loss)	(5,567)	(465)	(6,657)	120
Total comprehensive income	$19,443	$23,165	$52,983	$52,505
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2022 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	March 26, 2022	September 25, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$28,098	$34,940
Marketable securities	23,413	27,699
Accounts receivable, net	20,815	26,278
Inventories	5,460	6,580
Vendor non-trade receivables	24,585	25,228
Other current assets	15,809	14,111
Total current assets	118,180	134,836

Non-current assets:
Marketable securities	141,219	127,877
Property, plant and equipment, net	39,304	39,440
Other non-current assets	51,959	48,849
Total non-current assets	232,482	216,166
Total assets	$350,662	$351,002

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$52,682	$54,763
Other current liabilities	50,248	47,493
Deferred revenue	7,920	7,612
Commercial paper	6,999	6,000
Term debt	9,659	9,613
Total current liabilities	127,508	125,481

Non-current liabilities:
Term debt	103,323	109,106
Other non-current liabilities	52,432	53,325
Total non-current liabilities	155,755	162,431
Total liabilities	283,263	287,912

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,207,568 and 16,426,786 shares issued and outstanding, respectively	61,181	57,365
Retained earnings	12,712	5,562
Accumulated other comprehensive income/(loss)	(6,494)	163
Total shareholders’ equity	67,399	63,090
Total liabilities and shareholders’ equity	$350,662	$351,002
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2022 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Total shareholders’ equity, beginning balances	$71,932	$66,224	$63,090	$65,339

Common stock and additional paid-in capital:
Beginning balances	58,424	51,744	57,365	50,779
Common stock issued	593	561	593	561
Common stock withheld related to net share settlement of equity awards	(149)	(135)	(1,412)	(1,236)
Share-based compensation	2,313	2,033	4,635	4,099
Ending balances	61,181	54,203	61,181	54,203

Retained earnings:
Beginning balances	14,435	14,301	5,562	14,966
Net income	25,010	23,630	59,640	52,385
Dividends and dividend equivalents declared	(3,633)	(3,495)	(7,298)	(7,042)
Common stock withheld related to net share settlement of equity awards	(190)	(174)	(1,920)	(2,047)
Common stock repurchased	(22,910)	(19,001)	(43,272)	(43,001)
Ending balances	12,712	15,261	12,712	15,261

Accumulated other comprehensive income/(loss):
Beginning balances	(927)	179	163	(406)
Other comprehensive income/(loss)	(5,567)	(465)	(6,657)	120
Ending balances	(6,494)	(286)	(6,494)	(286)

Total shareholders’ equity, ending balances	$67,399	$69,178	$67,399	$69,178

Dividends and dividend equivalents declared per share or RSU	$0.22	$0.205	$0.44	$0.41
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2022 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 26, 2022	March 27, 2021
Cash, cash equivalents and restricted cash, beginning balances	$35,929	$39,789
Operating activities:
Net income	59,640	52,385
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,434	5,463
Share-based compensation expense	4,517	4,001
Deferred income tax expense/(benefit)	1,088	(207)
Other	(20)	(474)
Changes in operating assets and liabilities:
Accounts receivable, net	5,542	(2,347)
Inventories	1,065	(1,226)
Vendor non-trade receivables	643	6,792
Other current and non-current assets	(3,542)	(4,333)
Accounts payable	(1,750)	(1,997)
Deferred revenue	627	1,642
Other current and non-current liabilities	1,888	3,045
Cash generated by operating activities	75,132	62,744
Investing activities:
Purchases of marketable securities	(61,987)	(74,424)
Proceeds from maturities of marketable securities	18,000	39,605
Proceeds from sales of marketable securities	24,668	21,645
Payments for acquisition of property, plant and equipment	(5,317)	(5,769)
Payments made in connection with business acquisitions, net	(167)	(9)
Other	(568)	—
Cash used in investing activities	(25,371)	(18,952)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(3,218)	(3,160)
Payments for dividends and dividend equivalents	(7,327)	(7,060)
Repurchases of common stock	(43,109)	(43,323)
Proceeds from issuance of term debt, net	—	13,923
Repayments of term debt	(3,750)	(4,500)
Proceeds from commercial paper, net	999	22
Other	(105)	523
Cash used in financing activities	(56,510)	(43,575)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(6,749)	217
Cash, cash equivalents and restricted cash, ending balances	$29,180	$40,006
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$9,301	$10,276
Cash paid for interest	$1,406	$1,327
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2022 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 25, 2021.
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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Numerator:
Net income	$25,010	$23,630	$59,640	$52,385

Denominator:
Weighted-average basic shares outstanding	16,278,802	16,753,476	16,335,263	16,844,298
Effect of dilutive securities	124,514	175,681	126,041	177,125
Weighted-average diluted shares	16,403,316	16,929,157	16,461,304	17,021,423

Basic earnings per share	$1.54	$1.41	$3.65	$3.11
Diluted earnings per share	$1.52	$1.40	$3.62	$3.08
Apple Inc. | Q2 2022 Form 10-Q | 6

Note 2 – Revenue
Net sales disaggregated by significant products and services for the three- and six-month periods ended March 26, 2022 and March 27, 2021 were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
iPhone® (1)	$50,570	$47,938	$122,198	$113,535
Mac® (1)	10,435	9,102	21,287	17,777
iPad® (1)	7,646	7,807	14,894	16,242
Wearables, Home and Accessories (1)(2)	8,806	7,836	23,507	20,807
Services (3)	19,821	16,901	39,337	32,662
Total net sales (4)	$97,278	$89,584	$221,223	$201,023
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
(4)Includes $3.0 billion of revenue recognized in the three months ended March 26, 2022 that was included in deferred revenue as of December 25, 2021, $2.7 billion of revenue recognized in the three months ended March 27, 2021 that was included in deferred revenue as of December 26, 2020, $4.8 billion of revenue recognized in the six months ended March 26, 2022 that was included in deferred revenue as of September 25, 2021, and $4.1 billion of revenue recognized in the six months ended March 27, 2021 that was included in deferred revenue as of September 26, 2020.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 9, “Segment Information and Geographic Data” for the three- and six-month periods ended March 26, 2022 and March 27, 2021, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of March 26, 2022 and September 25, 2021, the Company had total deferred revenue of $12.5 billion and $11.9 billion, respectively. As of March 26, 2022, the Company expects 63% of total deferred revenue to be realized in less than a year, 27% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q2 2022 Form 10-Q | 7

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 26, 2022 and September 25, 2021 (in millions):

	March 26, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$14,298	$—	$—	$14,298	$14,298	$—	$—
Level 1 (1):
Money market funds	7,653	—	—	7,653	7,653	—	—
Mutual funds	230	7	(9)	228	—	228	—
Subtotal	7,883	7	(9)	7,881	7,653	228	—
Level 2 (2):
Equity securities	1,527	—	(1,132)	395	—	395	—
U.S. Treasury securities	28,711	2	(1,037)	27,676	2,306	3,554	21,816
U.S. agency securities	6,561	—	(407)	6,154	251	683	5,220
Non-U.S. government securities	18,868	44	(551)	18,361	25	4,526	13,810
Certificates of deposit and time deposits	2,872	—	—	2,872	2,221	601	50
Commercial paper	2,913	—	—	2,913	1,310	1,603	—
Corporate debt securities	93,057	94	(4,266)	88,885	34	11,309	77,542
Municipal securities	990	1	(22)	969	—	162	807
Mortgage- and asset-backed securities	23,613	3	(1,290)	22,326	—	352	21,974
Subtotal	179,112	144	(8,705)	170,551	6,147	23,185	141,219
Total (3)	$201,293	$151	$(8,714)	$192,730	$28,098	$23,413	$141,219

	September 25, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,305	$—	$—	$17,305	$17,305	$—	$—
Level 1 (1):
Money market funds	9,608	—	—	9,608	9,608	—	—
Mutual funds	175	11	(1)	185	—	185	—
Subtotal	9,783	11	(1)	9,793	9,608	185	—
Level 2 (2):
Equity securities	1,527	—	(564)	963	—	963	—
U.S. Treasury securities	22,878	102	(77)	22,903	3,596	6,625	12,682
U.S. agency securities	8,949	2	(64)	8,887	1,775	1,930	5,182
Non-U.S. government securities	20,201	211	(101)	20,311	390	3,091	16,830
Certificates of deposit and time deposits	1,300	—	—	1,300	490	810	—
Commercial paper	2,639	—	—	2,639	1,776	863	—
Corporate debt securities	83,883	1,242	(267)	84,858	—	12,327	72,531
Municipal securities	967	14	—	981	—	130	851
Mortgage- and asset-backed securities	20,529	171	(124)	20,576	—	775	19,801
Subtotal	162,873	1,742	(1,197)	163,418	8,027	27,514	127,877
Total (3)	$189,961	$1,753	$(1,198)	$190,516	$34,940	$27,699	$127,877
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
(3)As of March 26, 2022 and September 25, 2021, total marketable securities included $15.4 billion and $17.9 billion, respectively, that were restricted from general use, related to the European Commission decision finding that Ireland granted state aid to the Company, and other agreements.
Apple Inc. | Q2 2022 Form 10-Q | 8

The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of March 26, 2022 (in millions):

Due after 1 year through 5 years	$97,603
Due after 5 years through 10 years	22,899
Due after 10 years	20,717
Total fair value	$141,219
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of March 26, 2022, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 20 years.
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
The notional amounts of the Company’s outstanding derivative instruments as of March 26, 2022 and September 25, 2021 were as follows (in millions):

	March 26, 2022	September 25, 2021
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$65,140	$76,475
Interest rate contracts	$20,775	$16,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$110,758	$126,918
The gross fair values of the Company’s derivative assets and liabilities were not material as of March 26, 2022 and September 25, 2021.
The gains and losses recognized in other comprehensive income/(loss) and amounts reclassified from accumulated other comprehensive income/(loss) to net income for the Company’s derivative instruments designated as cash flow hedges were not material in the three- and six-month periods ended March 26, 2022 and March 27, 2021.
Apple Inc. | Q2 2022 Form 10-Q | 9

The carrying amounts of the Company’s hedged items in fair value hedges as of March 26, 2022 and September 25, 2021 were as follows (in millions):

	March 26, 2022	September 25, 2021
Hedged assets/(liabilities):
Current and non-current marketable securities	$14,943	$15,954
Current and non-current term debt	$(19,766)	$(17,857)
The gains and losses on the Company’s derivative instruments designated as fair value hedges and the related hedged item adjustments were not material in the three- and six-month periods ended March 26, 2022 and March 27, 2021.
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
The Company’s cellular network carriers accounted for 36% and 42% of total trade receivables as of March 26, 2022 and September 25, 2021, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of March 26, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 52% and 12%. As of September 25, 2021, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 52%, 11% and 11%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 26, 2022 and September 25, 2021 (in millions):
Property, Plant and Equipment, Net

	March 26, 2022	September 25, 2021
Gross property, plant and equipment	$109,324	$109,723
Accumulated depreciation and amortization	(70,020)	(70,283)
Total property, plant and equipment, net	$39,304	$39,440
Other Non-Current Liabilities

	March 26, 2022	September 25, 2021
Long-term taxes payable	$20,711	$24,689
Other non-current liabilities	31,721	28,636
Total other non-current liabilities	$52,432	$53,325
Apple Inc. | Q2 2022 Form 10-Q | 10

Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Interest and dividend income	$700	$718	$1,350	$1,465
Interest expense	(691)	(670)	(1,385)	(1,308)
Other income/(expense), net	151	460	(52)	396
Total other income/(expense), net	$160	$508	$(87)	$553
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 26, 2022 and September 25, 2021, the Company had $7.0 billion and $6.0 billion of Commercial Paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended March 26, 2022 and March 27, 2021 (in millions):

	Six Months Ended
	March 26, 2022	March 27, 2021
Maturities 90 days or less:
Proceeds from commercial paper, net	$4,952	$2,008

Maturities greater than 90 days:
Proceeds from commercial paper	1,191	1,368
Repayments of commercial paper	(5,144)	(3,354)
Repayments of commercial paper, net	(3,953)	(1,986)

Total proceeds from commercial paper, net	$999	$22
Term Debt
As of March 26, 2022 and September 25, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $113.0 billion and $118.7 billion, respectively (collectively the “Notes”). As of March 26, 2022 and September 25, 2021, the fair value of the Company’s Notes, based on Level 2 inputs, was $110.5 billion and $125.3 billion, respectively.
Note 6 – Shareholders’ Equity
Share Repurchase Program
During the six months ended March 26, 2022, the Company repurchased 266 million shares of its common stock for $43.3 billion under a share repurchase program authorized by the Board of Directors (the “Program”), including 35 million shares delivered under accelerated share repurchase agreements totaling $6.0 billion that were entered into in November 2021. The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Apple Inc. | Q2 2022 Form 10-Q | 11

Note 7 – Benefit Plans
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the six months ended March 26, 2022 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 25, 2021	240,427	$75.16
RSUs granted	76,920	$149.72
RSUs vested	(62,476)	$62.86
RSUs canceled	(8,407)	$95.86
Balance as of March 26, 2022	246,464	$100.84	$43,062
The fair value as of the respective vesting dates of RSUs was $1.0 billion and $9.5 billion for the three- and six-month periods ended March 26, 2022, respectively, and was $867 million and $9.4 billion for the three- and six-month periods ended March 27, 2021, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Share-based compensation expense	$2,252	$1,981	$4,517	$4,001
Income tax benefit related to share-based compensation expense	$(649)	$(575)	$(2,185)	$(2,199)
As of March 26, 2022, the total unrecognized compensation cost related to outstanding RSUs and stock options was $19.3 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 8 – Commitments and Contingencies
Accrued Warranty
The following table shows changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Beginning accrued warranty and related costs	$3,530	$4,124	$3,364	$3,354
Cost of warranty claims	(581)	(649)	(1,253)	(1,372)
Accruals for product warranty	257	309	1,095	1,802
Ending accrued warranty and related costs	$3,206	$3,784	$3,206	$3,784
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
Apple Inc. | Q2 2022 Form 10-Q | 12

Note 9 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Americas:
Net sales	$40,882	$34,306	$92,378	$80,616
Operating income	$15,279	$12,050	$34,864	$27,835

Europe:
Net sales	$23,287	$22,264	$53,036	$49,570
Operating income	$8,505	$8,265	$20,050	$17,854

Greater China:
Net sales	$18,343	$17,728	$44,126	$39,041
Operating income	$8,112	$7,758	$19,295	$16,288

Japan:
Net sales	$7,724	$7,742	$14,831	$16,027
Operating income	$3,496	$3,428	$6,845	$6,931

Rest of Asia Pacific:
Net sales	$7,042	$7,544	$16,852	$15,769
Operating income	$2,823	$2,736	$6,818	$5,689
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2022 and March 27, 2021 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Segment operating income	$38,215	$34,237	$87,872	$74,597
Research and development expense	(6,387)	(5,262)	(12,693)	(10,425)
Other corporate expenses, net	(1,849)	(1,472)	(3,712)	(3,135)
Total operating income	$29,979	$27,503	$71,467	$61,037
Apple Inc. | Q2 2022 Form 10-Q | 13

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
Quarterly Highlights
Total net sales increased 9% or $7.7 billion during the second quarter of 2022 compared to the same quarter in 2021, driven primarily by growth in Services, iPhone and Mac.
During the second quarter of 2022, the Company released the following products:
•iPhone SE® with 5G technology;
•iPad Air®, powered by the Apple M1 chip;
•All-new Mac Studio™, powered by the Apple M1 Max or the new Apple M1 Ultra chip; and
•All-new Apple Studio Display™.
The Company repurchased $22.9 billion of its common stock and paid dividends and dividend equivalents of $3.6 billion during the second quarter of 2022.
Apple Inc. | Q2 2022 Form 10-Q | 14

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
During the second quarter of 2022, aspects of the Company’s business continued to be affected by the COVID-19 pandemic, with a significant number of the Company’s employees working remotely and many of the Company’s retail stores operating at limited capacity or temporarily closing at various times. Substantially all of the Company’s other facilities are open, subject to operating restrictions to protect public health and the health and safety of employees. The Company continues to work on safely reopening the remainder of its facilities, subject to local rules and regulations.
At times, certain of the Company’s outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that could affect sales worldwide. Similar disruptions could occur in the future.
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
Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2022	March 27, 2021	Change	March 26, 2022	March 27, 2021	Change
Net sales by category:
iPhone (1)	$50,570	$47,938	5%	$122,198	$113,535	8%
Mac (1)	10,435	9,102	15%	21,287	17,777	20%
iPad (1)	7,646	7,807	(2)%	14,894	16,242	(8)%
Wearables, Home and Accessories (1)(2)	8,806	7,836	12%	23,507	20,807	13%
Services (3)	19,821	16,901	17%	39,337	32,662	20%
Total net sales	$97,278	$89,584	9%	$221,223	$201,023	10%
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
iPhone
iPhone net sales increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher net sales from the Company’s new iPhone models.
Mac
Mac net sales increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher net sales of MacBook Pro®, partially offset by lower net sales of MacBook Air®.
Apple Inc. | Q2 2022 Form 10-Q | 15

iPad
iPad net sales decreased during the second quarter of 2022 compared to the second quarter of 2021 due primarily to lower net sales of the 10-inch version of iPad, offset by higher net sales of iPad Pro® and iPad mini®. Year-over-year iPad net sales decreased during the first six months of 2022 due primarily to lower net sales of the 10-inch version of iPad, partially offset by higher net sales of iPad mini.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher net sales of Apple Watch, AirPods and accessories.
Services
Services net sales increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher net sales from advertising, the App Store® and cloud services.
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
The following table shows net sales by reportable segment for the three- and six-month periods ended March 26, 2022 and March 27, 2021 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2022	March 27, 2021	Change	March 26, 2022	March 27, 2021	Change
Net sales by reportable segment:
Americas	$40,882	$34,306	19%	$92,378	$80,616	15%
Europe	23,287	22,264	5%	53,036	49,570	7%
Greater China	18,343	17,728	3%	44,126	39,041	13%
Japan	7,724	7,742	—%	14,831	16,027	(7)%
Rest of Asia Pacific	7,042	7,544	(7)%	16,852	15,769	7%
Total net sales	$97,278	$89,584	9%	$221,223	$201,023	10%
Americas
Americas net sales increased during the second quarter of 2022 compared to the second quarter of 2021 due primarily to higher net sales of iPhone, Services and Mac. Year-over-year Americas net sales increased during the first six months of 2022 due primarily to higher net sales of iPhone, Services and Wearables, Home and Accessories.
Europe
Europe net sales increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher net sales of Services and Mac. The movement of foreign currencies in Europe relative to the U.S. dollar had a net unfavorable impact on Europe net sales during the second quarter and first six months of 2022.
Greater China
Greater China net sales increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher net sales of iPhone and Services. The strength of the Chinese renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during the second quarter and first six months of 2022.
Apple Inc. | Q2 2022 Form 10-Q | 16

Japan
Japan net sales were flat during the second quarter of 2022 compared to the second quarter of 2021 due primarily to the weakness of the Japanese yen relative to the U.S. dollar, offset by higher net sales of iPhone and Services. Year-over-year Japan net sales decreased during the first six months of 2022 due primarily to the weakness of the Japanese yen relative to the U.S. dollar.
Rest of Asia Pacific
Rest of Asia Pacific net sales decreased during the second quarter of 2022 compared to the second quarter of 2021 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services and Mac. Year-over-year Rest of Asia Pacific net sales increased during the first six months of 2022 due primarily to higher net sales of Services, Mac and Wearables, Home and Accessories. The movement of foreign currencies in Rest of Asia Pacific relative to the U.S. dollar had a net unfavorable impact on Rest of Asia Pacific net sales during the second quarter and first six months of 2022.
Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended March 26, 2022 and March 27, 2021 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Gross margin:
Products	$28,167	$26,236	$68,287	$59,784
Services	14,392	11,843	28,515	22,623
Total gross margin	$42,559	$38,079	$96,802	$82,407

Gross margin percentage:
Products	36.4%	36.1%	37.5%	35.5%
Services	72.6%	70.1%	72.5%	69.3%
Total gross margin percentage	43.7%	42.5%	43.8%	41.0%
Products Gross Margin
Products gross margin increased during the second quarter of 2022 compared to the second quarter of 2021 due primarily to higher Products volume. Year-over-year Products gross margin increased during the first six months of 2022 due primarily to a different Products mix and higher Products volume.
Products gross margin percentage increased during the second quarter of 2022 compared to the second quarter of 2021 due primarily to improved leverage. Year-over-year Products gross margin percentage increased during the first six months of 2022 due primarily to a different Products mix.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to higher Services net sales and a different Services mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services gross margin percentage increased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to a different Services mix and improved leverage, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q2 2022 Form 10-Q | 17

Operating Expenses
Operating expenses for the three- and six-month periods ended March 26, 2022 and March 27, 2021 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Research and development	$6,387	$5,262	$12,693	$10,425
Percentage of total net sales	7%	6%	6%	5%
Selling, general and administrative	$6,193	$5,314	$12,642	$10,945
Percentage of total net sales	6%	6%	6%	5%
Total operating expenses	$12,580	$10,576	$25,335	$21,370
Percentage of total net sales	13%	12%	11%	11%
Research and Development
The growth in research and development (“R&D”) expense during the second quarter and first six months of 2022 compared to the same periods in 2021 was driven primarily by increases in headcount-related expenses, engineering program costs and professional services. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter of 2022 compared to the second quarter of 2021 was driven primarily by increases in advertising, headcount-related expenses and professional services. Year-over-year selling, general and administrative expense increased during the first six months of 2022 due primarily to increases in headcount-related expenses, advertising and variable selling expenses.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three- and six-month periods ended March 26, 2022 and March 27, 2021 was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 26, 2022	March 27, 2021	Change	March 26, 2022	March 27, 2021	Change
Interest and dividend income	$700	$718		$1,350	$1,465
Interest expense	(691)	(670)		(1,385)	(1,308)
Other income/(expense), net	151	460		(52)	396
Total other income/(expense), net	$160	$508	(69)%	$(87)	$553	(116)%
OI&E decreased during the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to fair value adjustments on marketable securities, partially offset by foreign exchange gains.
Apple Inc. | Q2 2022 Form 10-Q | 18

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 26, 2022 and March 27, 2021 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Provision for income taxes	$5,129	$4,381	$11,740	$9,205
Effective tax rate	17.0%	15.6%	16.4%	14.9%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter of 2022 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, including the favorable impact of changes in unrecognized tax benefits, partially offset by the impact to U.S. foreign tax credits as a result of regulations issued by the U.S. Department of the Treasury in January 2022 (the “Regulations”). The Company’s effective tax rate for the first six months of 2022 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, including the favorable impact of changes in unrecognized tax benefits.
The Company’s effective tax rate for the second quarter of 2022 was higher compared to the second quarter of 2021 due primarily to the impact to U.S. foreign tax credits as a result of the Regulations, partially offset by a lower effective tax rate on foreign earnings, including the favorable impact of changes in unrecognized tax benefits. The Company’s effective tax rate for the first six months of 2022 was higher compared to the same period in 2021 due primarily to the impact to U.S. foreign tax credits as a result of the Regulations and lower tax benefits from share-based compensation.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2021 Form 10-K, except for manufacturing purchase obligations.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of March 26, 2022, the Company had manufacturing purchase obligations of $40.6 billion, with $40.5 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
In addition to its contractual cash requirements, the Company has a share repurchase program authorized by the Board of Directors (the “Program”). As of March 26, 2022, the remaining availability under the Program was $17.6 billion. On April 28, 2022, the Company announced the Board of Directors increased the Program authorization by $90 billion. The Program does not obligate the Company to acquire a minimum amount of shares.
On April 28, 2022, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.22 to $0.23 per share, beginning with the dividend to be paid during the third quarter of 2022. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Apple Inc. | Q2 2022 Form 10-Q | 19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 26, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the second quarter of 2022 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
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
Apple Inc. | Q2 2022 Form 10-Q | 20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 26, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 26, 2021 to January 29, 2022:
November 2021 ASRs	4,887	(2)	4,887
Open market and privately negotiated purchases	43,330	$170.99	43,330

January 30, 2022 to February 26, 2022:
Open market and privately negotiated purchases	42,895	$169.71	42,895

February 27, 2022 to March 26, 2022:
Open market and privately negotiated purchases	50,822	$161.75	50,822
Total	141,934			$17,579
(1)On April 28, 2021, the Board of Directors authorized the purchase of an additional $90 billion of the Company’s common stock under the Program. As of March 26, 2022, total utilization under the April 2021 authorization was $72.4 billion. On April 28, 2022, the Company announced the Board of Directors increased the Program authorization by $90 billion. The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In November 2021, the Company entered into accelerated share repurchase agreements (“ASRs”) to purchase up to a total of $6.0 billion of the Company’s common stock. In January 2022, the purchase periods for these ASRs ended and an additional 5 million shares were delivered and retired. In total, 35 million shares were delivered under these ASRs at an average repurchase price of $170.01 per share.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 26, 2022, Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
Apple Inc. | Q2 2022 Form 10-Q | 21

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	2022 Employee Stock Plan.	8-K	10.1	3/4/22
10.2*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.2	3/4/22
10.3*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.3	3/4/22
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Indicates management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
Apple Inc. | Q2 2022 Form 10-Q | 22

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2022	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q2 2022 Form 10-Q | 23