Form 10-Q
period 2022-06-25
Apple Inc.
filed 2022-07-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
or
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
Yes  ☐     No  ☒
16,070,752,000 shares of common stock were issued and outstanding as of July 15, 2022.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 25, 2022

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales:
Products	$63,355	$63,948	$245,241	$232,309
Services	19,604	17,486	58,941	50,148
Total net sales	82,959	81,434	304,182	282,457

Cost of sales:
Products	41,485	40,899	155,084	149,476
Services	5,589	5,280	16,411	15,319
Total cost of sales	47,074	46,179	171,495	164,795
Gross margin	35,885	35,255	132,687	117,662

Operating expenses:
Research and development	6,797	5,717	19,490	16,142
Selling, general and administrative	6,012	5,412	18,654	16,357
Total operating expenses	12,809	11,129	38,144	32,499

Operating income	23,076	24,126	94,543	85,163
Other income/(expense), net	(10)	243	(97)	796
Income before provision for income taxes	23,066	24,369	94,446	85,959
Provision for income taxes	3,624	2,625	15,364	11,830
Net income	$19,442	$21,744	$79,082	$74,129

Earnings per share:
Basic	$1.20	$1.31	$4.86	$4.42
Diluted	$1.20	$1.30	$4.82	$4.38

Shares used in computing earnings per share:
Basic	16,162,945	16,629,371	16,277,824	16,772,656
Diluted	16,262,203	16,781,735	16,394,937	16,941,527
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2022 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$19,442	$21,744	$79,082	$74,129
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(721)	188	(1,102)	659

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	852	(24)	1,548	4
Adjustment for net (gains)/losses realized and included in net income	121	17	(87)	593
Total change in unrealized gains/losses on derivative instruments	973	(7)	1,461	597

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(3,150)	217	(9,959)	(558)
Adjustment for net (gains)/losses realized and included in net income	95	(54)	140	(234)
Total change in unrealized gains/losses on marketable debt securities	(3,055)	163	(9,819)	(792)

Total other comprehensive income/(loss)	(2,803)	344	(9,460)	464
Total comprehensive income	$16,639	$22,088	$69,622	$74,593
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2022 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	June 25, 2022	September 25, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$27,502	$34,940
Marketable securities	20,729	27,699
Accounts receivable, net	21,803	26,278
Inventories	5,433	6,580
Vendor non-trade receivables	20,439	25,228
Other current assets	16,386	14,111
Total current assets	112,292	134,836

Non-current assets:
Marketable securities	131,077	127,877
Property, plant and equipment, net	40,335	39,440
Other non-current assets	52,605	48,849
Total non-current assets	224,017	216,166
Total assets	$336,309	$351,002

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$48,343	$54,763
Other current liabilities	48,811	47,493
Deferred revenue	7,728	7,612
Commercial paper	10,982	6,000
Term debt	14,009	9,613
Total current liabilities	129,873	125,481

Non-current liabilities:
Term debt	94,700	109,106
Other non-current liabilities	53,629	53,325
Total non-current liabilities	148,329	162,431
Total liabilities	278,202	287,912

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 16,095,378 and 16,426,786 shares issued and outstanding, respectively	62,115	57,365
Retained earnings	5,289	5,562
Accumulated other comprehensive income/(loss)	(9,297)	163
Total shareholders’ equity	58,107	63,090
Total liabilities and shareholders’ equity	$336,309	$351,002
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2022 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Total shareholders’ equity, beginning balances	$67,399	$69,178	$63,090	$65,339

Common stock and additional paid-in capital:
Beginning balances	61,181	54,203	57,365	50,779
Common stock issued	—	—	593	561
Common stock withheld related to net share settlement of equity awards	(1,371)	(1,224)	(2,783)	(2,460)
Share-based compensation	2,305	2,010	6,940	6,109
Ending balances	62,115	54,989	62,115	54,989

Retained earnings:
Beginning balances	12,712	15,261	5,562	14,966
Net income	19,442	21,744	79,082	74,129
Dividends and dividend equivalents declared	(3,760)	(3,713)	(11,058)	(10,755)
Common stock withheld related to net share settlement of equity awards	(1,403)	(1,559)	(3,323)	(3,606)
Common stock repurchased	(21,702)	(22,500)	(64,974)	(65,501)
Ending balances	5,289	9,233	5,289	9,233

Accumulated other comprehensive income/(loss):
Beginning balances	(6,494)	(286)	163	(406)
Other comprehensive income/(loss)	(2,803)	344	(9,460)	464
Ending balances	(9,297)	58	(9,297)	58

Total shareholders’ equity, ending balances	$58,107	$64,280	$58,107	$64,280

Dividends and dividend equivalents declared per share or RSU	$0.23	$0.22	$0.67	$0.63
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2022 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 25, 2022	June 26, 2021
Cash, cash equivalents and restricted cash, beginning balances	$35,929	$39,789
Operating activities:
Net income	79,082	74,129
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,239	8,295
Share-based compensation expense	6,760	5,961
Deferred income tax expense/(benefit)	2,756	(737)
Other	(61)	(689)
Changes in operating assets and liabilities:
Accounts receivable, net	4,561	(1,316)
Inventories	1,049	(1,213)
Vendor non-trade receivables	4,789	4,892
Other current and non-current assets	(3,289)	(5,899)
Accounts payable	(6,108)	(1,786)
Deferred revenue	260	1,738
Other current and non-current liabilities	(14)	463
Cash generated by operating activities	98,024	83,838
Investing activities:
Purchases of marketable securities	(70,178)	(94,052)
Proceeds from maturities of marketable securities	24,203	49,880
Proceeds from sales of marketable securities	33,609	36,745
Payments for acquisition of property, plant and equipment	(7,419)	(7,862)
Payments made in connection with business acquisitions, net	(169)	(13)
Other	(1,183)	(78)
Cash used in investing activities	(21,137)	(15,380)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,915)	(5,855)
Payments for dividends and dividend equivalents	(11,138)	(10,827)
Repurchases of common stock	(64,974)	(66,223)
Proceeds from issuance of term debt, net	—	13,923
Repayments of term debt	(6,750)	(7,500)
Proceeds from commercial paper, net	4,970	3,022
Other	(148)	489
Cash used in financing activities	(83,955)	(72,971)
Decrease in cash, cash equivalents and restricted cash	(7,068)	(4,513)
Cash, cash equivalents and restricted cash, ending balances	$28,861	$35,276
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$12,251	$18,536
Cash paid for interest	$1,910	$1,870
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2022 Form 10-Q | 5

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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Numerator:
Net income	$19,442	$21,744	$79,082	$74,129

Denominator:
Weighted-average basic shares outstanding	16,162,945	16,629,371	16,277,824	16,772,656
Effect of dilutive securities	99,258	152,364	117,113	168,871
Weighted-average diluted shares	16,262,203	16,781,735	16,394,937	16,941,527

Basic earnings per share	$1.20	$1.31	$4.86	$4.42
Diluted earnings per share	$1.20	$1.30	$4.82	$4.38
Apple Inc. | Q3 2022 Form 10-Q | 6

Note 2 – Revenue
Net sales disaggregated by significant products and services for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
iPhone® (1)	$40,665	$39,570	$162,863	$153,105
Mac® (1)	7,382	8,235	28,669	26,012
iPad® (1)	7,224	7,368	22,118	23,610
Wearables, Home and Accessories (1)(2)	8,084	8,775	31,591	29,582
Services (3)	19,604	17,486	58,941	50,148
Total net sales (4)	$82,959	$81,434	$304,182	$282,457
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods®, Apple TV®, Apple Watch®, Beats® products, HomePod mini® and accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare®, cloud, digital content, payment and other services. Services net sales also include amortization of the deferred value of services bundled in the sales price of certain products.
(4)Includes $3.1 billion of revenue recognized in the three months ended June 25, 2022 that was included in deferred revenue as of March 26, 2022, $3.0 billion of revenue recognized in the three months ended June 26, 2021 that was included in deferred revenue as of March 27, 2021, $6.3 billion of revenue recognized in the nine months ended June 25, 2022 that was included in deferred revenue as of September 25, 2021, and $5.5 billion of revenue recognized in the nine months ended June 26, 2021 that was included in deferred revenue as of September 26, 2020.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 9, “Segment Information and Geographic Data” for the three- and nine-month periods ended June 25, 2022 and June 26, 2021, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of June 25, 2022 and September 25, 2021, the Company had total deferred revenue of $12.2 billion and $11.9 billion, respectively. As of June 25, 2022, the Company expects 63% of total deferred revenue to be realized in less than a year, 27% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q3 2022 Form 10-Q | 7

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 25, 2022 and September 25, 2021 (in millions):

	June 25, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$12,852	$—	$—	$12,852	$12,852	$—	$—
Level 1 (1):
Money market funds	10,970	—	—	10,970	10,970	—	—
Mutual funds	252	—	(32)	220	—	220	—
Subtotal	11,222	—	(32)	11,190	10,970	220	—
Level 2 (2):
U.S. Treasury securities	25,296	—	(1,328)	23,968	91	3,511	20,366
U.S. agency securities	5,805	—	(511)	5,294	4	240	5,050
Non-U.S. government securities	17,597	6	(1,023)	16,580	—	6,336	10,244
Certificates of deposit and time deposits	3,928	—	—	3,928	3,374	504	50
Commercial paper	966	—	—	966	209	757	—
Corporate debt securities	88,912	15	(6,455)	82,472	2	8,738	73,732
Municipal securities	978	—	(26)	952	—	203	749
Mortgage- and asset-backed securities	23,058	—	(1,952)	21,106	—	220	20,886
Subtotal	166,540	21	(11,295)	155,266	3,680	20,509	131,077
Total (3)	$190,614	$21	$(11,327)	$179,308	$27,502	$20,729	$131,077

	September 25, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,305	$—	$—	$17,305	$17,305	$—	$—
Level 1 (1):
Money market funds	9,608	—	—	9,608	9,608	—	—
Mutual funds	175	11	(1)	185	—	185	—
Subtotal	9,783	11	(1)	9,793	9,608	185	—
Level 2 (2):
Equity securities	1,527	—	(564)	963	—	963	—
U.S. Treasury securities	22,878	102	(77)	22,903	3,596	6,625	12,682
U.S. agency securities	8,949	2	(64)	8,887	1,775	1,930	5,182
Non-U.S. government securities	20,201	211	(101)	20,311	390	3,091	16,830
Certificates of deposit and time deposits	1,300	—	—	1,300	490	810	—
Commercial paper	2,639	—	—	2,639	1,776	863	—
Corporate debt securities	83,883	1,242	(267)	84,858	—	12,327	72,531
Municipal securities	967	14	—	981	—	130	851
Mortgage- and asset-backed securities	20,529	171	(124)	20,576	—	775	19,801
Subtotal	162,873	1,742	(1,197)	163,418	8,027	27,514	127,877
Total (3)	$189,961	$1,753	$(1,198)	$190,516	$34,940	$27,699	$127,877
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
(3)As of June 25, 2022 and September 25, 2021, total marketable securities included $14.1 billion and $17.9 billion, respectively, that were restricted from general use, related to the European Commission decision finding that Ireland granted state aid to the Company, and other agreements.
Apple Inc. | Q3 2022 Form 10-Q | 8

The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of June 25, 2022 (in millions):

Due after 1 year through 5 years	$92,970
Due after 5 years through 10 years	19,317
Due after 10 years	18,790
Total fair value	$131,077
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of June 25, 2022, the Company’s hedged term debt– and marketable securities–related foreign currency transactions are expected to be recognized within 20 years.
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
The notional amounts of the Company’s outstanding derivative instruments as of June 25, 2022 and September 25, 2021 were as follows (in millions):

	June 25, 2022	September 25, 2021
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$76,234	$76,475
Interest rate contracts	$20,775	$16,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$84,506	$126,918
The gross fair values of the Company’s derivative assets and liabilities were not material as of June 25, 2022 and September 25, 2021.
The gains and losses recognized in other comprehensive income/(loss) and amounts reclassified from accumulated other comprehensive income/(loss) to net income for the Company’s derivative instruments designated as cash flow hedges were not material in the three- and nine-month periods ended June 25, 2022 and June 26, 2021.
Apple Inc. | Q3 2022 Form 10-Q | 9

The carrying amounts of the Company’s hedged items in fair value hedges as of June 25, 2022 and September 25, 2021 were as follows (in millions):

	June 25, 2022	September 25, 2021
Hedged assets/(liabilities):
Current and non-current marketable securities	$14,250	$15,954
Current and non-current term debt	$(19,281)	$(17,857)
The gains and losses on the Company’s derivative instruments designated as fair value hedges and the related hedged item adjustments were not material in the three- and nine-month periods ended June 25, 2022 and June 26, 2021.
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
The Company’s cellular network carriers accounted for 36% and 42% of total trade receivables as of June 25, 2022 and September 25, 2021, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of June 25, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 12%. As of September 25, 2021, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 52%, 11% and 11%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 25, 2022 and September 25, 2021 (in millions):
Property, Plant and Equipment, Net

	June 25, 2022	September 25, 2021
Gross property, plant and equipment	$111,851	$109,723
Accumulated depreciation and amortization	(71,516)	(70,283)
Total property, plant and equipment, net	$40,335	$39,440
Other Non-Current Liabilities

	June 25, 2022	September 25, 2021
Long-term taxes payable	$20,699	$24,689
Other non-current liabilities	32,930	28,636
Total other non-current liabilities	$53,629	$53,325
Apple Inc. | Q3 2022 Form 10-Q | 10

Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Interest and dividend income	$722	$719	$2,072	$2,184
Interest expense	(719)	(665)	(2,104)	(1,973)
Other income/(expense), net	(13)	189	(65)	585
Total other income/(expense), net	$(10)	$243	$(97)	$796
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 25, 2022 and September 25, 2021, the Company had $11.0 billion and $6.0 billion of Commercial Paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended June 25, 2022 and June 26, 2021 (in millions):

	Nine Months Ended
	June 25, 2022	June 26, 2021
Maturities 90 days or less:
Proceeds from commercial paper, net	$4,383	$2,745

Maturities greater than 90 days:
Proceeds from commercial paper	5,731	3,993
Repayments of commercial paper	(5,144)	(3,716)
Proceeds from commercial paper, net	587	277

Total proceeds from commercial paper, net	$4,970	$3,022
Term Debt
As of June 25, 2022 and September 25, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $108.7 billion and $118.7 billion, respectively (collectively the “Notes”). As of June 25, 2022 and September 25, 2021, the fair value of the Company’s Notes, based on Level 2 inputs, was $101.0 billion and $125.3 billion, respectively.
Note 6 – Shareholders’ Equity
Share Repurchase Program
During the nine months ended June 25, 2022, the Company repurchased 408 million shares of its common stock for $65.0 billion under a share repurchase program authorized by the Board of Directors (the “Program”), including 35 million shares delivered under accelerated share repurchase agreements totaling $6.0 billion that were entered into in November 2021. The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Apple Inc. | Q3 2022 Form 10-Q | 11

Note 7 – Benefit Plans
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the nine months ended June 25, 2022 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 25, 2021	240,427	$75.16
RSUs granted	84,927	$150.02
RSUs vested	(109,846)	$70.96
RSUs canceled	(12,986)	$98.26
Balance as of June 25, 2022	202,522	$107.35	$28,689
The fair value as of the respective vesting dates of RSUs was $7.8 billion and $17.3 billion for the three- and nine-month periods ended June 25, 2022, respectively, and was $7.9 billion and $17.3 billion for the three- and nine-month periods ended June 26, 2021, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Share-based compensation expense	$2,243	$1,960	$6,760	$5,961
Income tax benefit related to share-based compensation expense	$(1,231)	$(1,319)	$(3,416)	$(3,518)
As of June 25, 2022, the total unrecognized compensation cost related to outstanding RSUs and stock options was $18.1 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
Note 8 – Commitments and Contingencies
Accrued Warranty
The following table shows changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Beginning accrued warranty and related costs	$3,206	$3,784	$3,364	$3,354
Cost of warranty claims	(534)	(636)	(1,787)	(2,008)
Accruals for product warranty	177	384	1,272	2,186
Ending accrued warranty and related costs	$2,849	$3,532	$2,849	$3,532
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
Apple Inc. | Q3 2022 Form 10-Q | 12

Note 9 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Americas:
Net sales	$37,472	$35,870	$129,850	$116,486
Operating income	$13,914	$12,916	$48,778	$40,751

Europe:
Net sales	$19,287	$18,943	$72,323	$68,513
Operating income	$7,124	$7,085	$27,174	$24,939

Greater China:
Net sales	$14,604	$14,762	$58,730	$53,803
Operating income	$5,760	$6,303	$25,055	$22,591

Japan:
Net sales	$5,446	$6,464	$20,277	$22,491
Operating income	$2,418	$3,031	$9,263	$9,962

Rest of Asia Pacific:
Net sales	$6,150	$5,395	$23,002	$21,164
Operating income	$2,367	$2,116	$9,185	$7,805
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Segment operating income	$31,583	$31,451	$119,455	$106,048
Research and development expense	(6,797)	(5,717)	(19,490)	(16,142)
Other corporate expenses, net	(1,710)	(1,608)	(5,422)	(4,743)
Total operating income	$23,076	$24,126	$94,543	$85,163
Apple Inc. | Q3 2022 Form 10-Q | 13

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
Quarterly Highlights
Total net sales increased 2% or $1.5 billion during the third quarter of 2022 compared to the same quarter in 2021, driven primarily by higher net sales of Services and iPhone, partially offset by lower net sales of Mac and Wearables, Home and Accessories. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on all Products and Services net sales during the third quarter of 2022.
At the end of the third quarter of 2022, the Company introduced an all-new MacBook Air® and an updated 13-inch MacBook Pro®, both powered by the new Apple M2 chip. The Company also announced iOS 16, macOS® Ventura, iPadOS® 16 and watchOS® 9, updates to its operating systems that are expected to be available in the fall of 2022.
The Company repurchased $21.7 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion during the third quarter of 2022.

Apple Inc. | Q3 2022 Form 10-Q | 14

COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company’s business, results of operations and financial condition.
Certain of the Company’s outsourcing partners, component suppliers and logistical service providers have experienced disruptions during the COVID-19 pandemic, resulting in supply shortages. Similar disruptions could occur in the future.
Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2022	June 26, 2021	Change	June 25, 2022	June 26, 2021	Change
Net sales by category:
iPhone (1)	$40,665	$39,570	3%	$162,863	$153,105	6%
Mac (1)	7,382	8,235	(10)%	28,669	26,012	10%
iPad (1)	7,224	7,368	(2)%	22,118	23,610	(6)%
Wearables, Home and Accessories (1)(2)	8,084	8,775	(8)%	31,591	29,582	7%
Services (3)	19,604	17,486	12%	58,941	50,148	18%
Total net sales	$82,959	$81,434	2%	$304,182	$282,457	8%
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Wearables, Home and Accessories net sales include sales of AirPods, Apple TV, Apple Watch, Beats products, HomePod mini and accessories.
(3)Services net sales include sales from the Company’s advertising, AppleCare, cloud, digital content, payment and other services. Services net sales also include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales increased during the third quarter and first nine months of 2022 compared to the same periods in 2021 due primarily to higher net sales from the Company’s new iPhone models.
Mac
Mac net sales decreased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to lower net sales of MacBook Air and iMac®, partially offset by higher net sales of MacBook Pro. Year-over-year Mac net sales increased during the first nine months of 2022 due primarily to higher net sales of MacBook Pro, partially offset by lower net sales of MacBook Air.
iPad
iPad net sales decreased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to lower net sales of iPad Pro®, partially offset by higher net sales of all other iPad models. Year-over-year iPad net sales decreased during the first nine months of 2022 due primarily to lower net sales of the 10-inch version of iPad and iPad Air®, partially offset by higher net sales of iPad mini®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to lower net sales of AirPods and Apple Watch. Year-over-year Wearables, Home and Accessories net sales increased during the first nine months of 2022 due primarily to higher net sales of Apple Watch and AirPods.
Apple Inc. | Q3 2022 Form 10-Q | 15

Services
Services net sales increased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to higher net sales from advertising, cloud services and AppleCare. Year-over-year Services net sales increased during the first nine months of 2022 due primarily to higher net sales from advertising, the App Store® and cloud services.
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
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2022	June 26, 2021	Change	June 25, 2022	June 26, 2021	Change
Net sales by reportable segment:
Americas	$37,472	$35,870	4%	$129,850	$116,486	11%
Europe	19,287	18,943	2%	72,323	68,513	6%
Greater China	14,604	14,762	(1)%	58,730	53,803	9%
Japan	5,446	6,464	(16)%	20,277	22,491	(10)%
Rest of Asia Pacific	6,150	5,395	14%	23,002	21,164	9%
Total net sales	$82,959	$81,434	2%	$304,182	$282,457	8%
Americas
Americas net sales increased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to higher net sales of Services and iPhone, partially offset by lower net sales of Mac and Wearables, Home and Accessories. Year-over-year Americas net sales increased during the first nine months of 2022 due primarily to higher net sales of iPhone, Services and Wearables, Home and Accessories.
Europe
Europe net sales increased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to higher net sales of iPhone, partially offset by lower net sales of Mac. Year-over-year Europe net sales increased during the first nine months of 2022 due primarily to higher net sales of Services and iPhone. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable impact on Europe net sales during the third quarter and first nine months of 2022.
Greater China
Greater China net sales decreased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to lower net sales of iPhone, partially offset by higher net sales of Services. Year-over-year Greater China net sales increased during the first nine months of 2022 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on Greater China net sales during the third quarter of 2022. The strength of the renminbi relative to the U.S. dollar had a favorable impact on Greater China net sales during the first nine months of 2022.
Japan
Japan net sales decreased during the third quarter and first nine months of 2022 compared to the same periods in 2021 due primarily to lower net sales of iPhone and iPad. The weakness of the yen relative to the U.S. dollar had an unfavorable impact on Japan net sales during the third quarter and first nine months of 2022.
Apple Inc. | Q3 2022 Form 10-Q | 16

Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to higher net sales of iPhone and Services. Year-over-year Rest of Asia Pacific net sales increased during the first nine months of 2022 due primarily to higher net sales of Services, iPhone and Mac. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2022.
Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Gross margin:
Products	$21,870	$23,049	$90,157	$82,833
Services	14,015	12,206	42,530	34,829
Total gross margin	$35,885	$35,255	$132,687	$117,662

Gross margin percentage:
Products	34.5%	36.0%	36.8%	35.7%
Services	71.5%	69.8%	72.2%	69.5%
Total gross margin percentage	43.3%	43.3%	43.6%	41.7%
Products Gross Margin
Products gross margin decreased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to the weakness in foreign currencies relative to the U.S. dollar. Year-over-year Products gross margin increased during the first nine months of 2022 due primarily to a different Products mix and higher Products volume, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Products gross margin percentage decreased during the third quarter of 2022 compared to the third quarter of 2021 due primarily to the weakness in foreign currencies relative to the U.S. dollar and a different Products mix. Year-over-year Products gross margin percentage increased during the first nine months of 2022 due primarily to a different Products mix.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2022 compared to the same periods in 2021 due primarily to higher Services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services gross margin percentage increased during the third quarter and first nine months of 2022 compared to the same periods in 2021 due primarily to improved leverage and a different Services mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar and higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q3 2022 Form 10-Q | 17

Operating Expenses
Operating expenses for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Research and development	$6,797	$5,717	$19,490	$16,142
Percentage of total net sales	8%	7%	6%	6%
Selling, general and administrative	$6,012	$5,412	$18,654	$16,357
Percentage of total net sales	7%	7%	6%	6%
Total operating expenses	$12,809	$11,129	$38,144	$32,499
Percentage of total net sales	15%	14%	13%	12%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter and first nine months of 2022 compared to the same periods in 2021 was driven primarily by increases in headcount-related expenses, engineering program costs and professional services. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to the Company’s core business strategy.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter and first nine months of 2022 compared to the same periods in 2021 was driven primarily by increases in headcount-related expenses, advertising and professional services.
Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 25, 2022	June 26, 2021	Change	June 25, 2022	June 26, 2021	Change
Interest and dividend income	$722	$719		$2,072	$2,184
Interest expense	(719)	(665)		(2,104)	(1,973)
Other income/(expense), net	(13)	189		(65)	585
Total other income/(expense), net	$(10)	$243	(104)%	$(97)	$796	(112)%
OI&E decreased during the third quarter and first nine months of 2022 compared to the same periods in 2021 due primarily to fair value adjustments and realized losses on marketable securities and higher interest expense, partially offset by foreign exchange gains.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 25, 2022 and June 26, 2021 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Provision for income taxes	$3,624	$2,625	$15,364	$11,830
Effective tax rate	15.7%	10.8%	16.3%	13.8%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter and first nine months of 2022 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation and the impact of the U.S. federal R&D tax credit, partially offset by state income taxes.
Apple Inc. | Q3 2022 Form 10-Q | 18

The Company’s effective tax rate for the third quarter of 2022 was higher compared to the third quarter of 2021 due primarily to a higher effective tax rate on foreign earnings and an adjustment to prior years’ foreign-derived intangible income deductions. The Company’s effective tax rate for the first nine months of 2022 was higher compared to the same period in 2021 due primarily to a higher effective tax rate on foreign earnings, lower tax benefits from share-based compensation, and the impact to U.S. foreign tax credits as a result of regulations issued by the U.S. Department of the Treasury in January 2022.
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
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of June 25, 2022, the Company had manufacturing purchase obligations of $43.1 billion, with $43.0 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
In addition to its contractual cash requirements, the Company has a share repurchase program authorized by the Board of Directors (the “Program”). The Program does not obligate the Company to acquire a minimum amount of shares. As of June 25, 2022, the Company’s quarterly cash dividend was $0.23 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 25, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q3 2022 Form 10-Q | 19

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
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the third quarter of 2022 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 25, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2022 to April 30, 2022:
Open market and privately negotiated purchases	50,578	$168.06	50,578

May 1, 2022 to May 28, 2022:
Open market and privately negotiated purchases	42,069	$148.45	42,069

May 29, 2022 to June 25, 2022:
Open market and privately negotiated purchases	50,027	$139.06	50,027
Total	142,674			$85,877
(1)On April 28, 2022, the Board of Directors authorized the purchase of an additional $90 billion of the Company’s common stock under the Program. As of June 25, 2022, total utilization under the April 2022 authorization was $4.1 billion. During the third quarter of 2022, the Company also utilized the final $17.6 billion under the $90 billion Program authorization approved in April 2021. The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | Q3 2022 Form 10-Q | 20

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 25, 2022, Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
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
Apple Inc. | Q3 2022 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2022	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2022 Form 10-Q | 22