Form 10-K
period 2022-09-24
Apple Inc.
filed 2022-10-28
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2022
or
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
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 25, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,830,067,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
15,908,118,000 shares of common stock were issued and outstanding as of October 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 24, 2022

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 1 of this Form 10-K under the heading “Business” and Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. The iPhone line includes iPhone 14 Pro, iPhone 14, iPhone 13, iPhone SE®, iPhone 12 and iPhone 11.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. The Mac line includes laptops MacBook Air® and MacBook Pro®, as well as desktops iMac®, Mac mini®, Mac Studio™ and Mac Pro®.
iPad
iPad® is the Company’s line of multipurpose tablets based on its iPadOS® operating system. The iPad line includes iPad Pro®, iPad Air®, iPad and iPad mini®.
Wearables, Home and Accessories
Wearables, Home and Accessories includes:
•AirPods®, the Company’s wireless headphones, including AirPods, AirPods Pro® and AirPods Max™;
•Apple TV®, the Company’s media streaming and gaming device based on its tvOS® operating system, including Apple TV 4K and Apple TV HD;
•Apple Watch®, the Company’s line of smartwatches based on its watchOS® operating system, including Apple Watch Ultra™, Apple Watch Series 8 and Apple Watch SE®; and
•Beats® products, HomePod mini® and accessories.
Apple Inc. | 2022 Form 10-K | 1

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
The Company also offers digital content through subscription-based services, including Apple Arcade®, a game subscription service; Apple Fitness+SM, a personalized fitness service; Apple Music®, which offers users a curated listening experience with on-demand radio stations; Apple News+®, a subscription news and magazine service; and Apple TV+®, which offers exclusive original content and live sports.
Payment Services
The Company offers payment services, including Apple Card®, a co-branded credit card, and Apple Pay®, a cashless payment service.
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and education, enterprise and government customers through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2022, the Company’s net sales through its direct and indirect distribution channels accounted for 38% and 62%, respectively, of total net sales.
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
Apple Inc. | 2022 Form 10-K | 2

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
Intellectual Property
The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its hardware devices, accessories, software and services. This includes patents, designs, copyrights, trademarks and other forms of intellectual property rights in the U.S. and various foreign countries. Although the Company believes the ownership of such intellectual property rights is an important factor in differentiating its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.
The Company regularly files patent, design, copyright and trademark applications to protect innovations arising from its research, development, design and marketing, and is currently pursuing thousands of applications around the world. Over time, the Company has accumulated a large portfolio of issued and registered intellectual property rights around the world. No single intellectual property right is solely responsible for protecting the Company’s products and services. The Company believes the duration of its intellectual property rights is adequate relative to the expected lives of its products and services.
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
Apple Inc. | 2022 Form 10-K | 3

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
Human Capital
The Company believes it has a talented, motivated and dedicated team, and works to create an inclusive, safe and supportive environment for all of its team members. As of September 24, 2022, the Company had approximately 164,000 full-time equivalent employees.
Workplace Practices and Policies
The Company is an equal opportunity employer committed to inclusion and diversity and to providing a workplace free of harassment or discrimination.
Compensation and Benefits
The Company believes that compensation should be competitive and equitable, and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, the Company offers a wide variety of benefits for employees around the world and invests in tools and resources that are designed to support employees’ individual growth and development.
Inclusion and Diversity
The Company remains committed to its vision to build and sustain a more inclusive workforce that is representative of the communities it serves. The Company continues to work to increase diverse representation at every level, foster an inclusive culture, and support equitable pay and access to opportunity for all employees.
Engagement
The Company believes that open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company conducts surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity.
Health and Safety
The Company is committed to protecting its team members everywhere it operates. The Company identifies potential workplace risks in order to develop measures to mitigate possible hazards. The Company supports employees with general safety, security and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments. Additionally, the Company works to protect the safety and security of its team members, visitors and customers through its global security team. The Company has also taken additional health and safety measures during the COVID-19 pandemic.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investor.apple.com/investor-relations/sec-filings/default.aspx when such reports are available on the SEC’s website. The Company periodically provides certain information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
Apple Inc. | 2022 Form 10-K | 4

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected.
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
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors.
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
A downturn in the economic environment can also lead to increased credit and collectibility risk on the Company’s trade receivables; the failure of derivative counterparties and other financial institutions; limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair value of the Company’s financial instruments. These and other economic factors can materially adversely affect the Company’s business, results of operations, financial condition and stock price.
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
The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. During the course of the pandemic, certain of the Company’s component suppliers and manufacturing and logistical service providers have experienced disruptions, resulting in supply shortages that affected sales worldwide, and similar disruptions could occur in the future. Public safety measures can also adversely impact consumer demand for the Company’s products and services in affected areas.
Apple Inc. | 2022 Form 10-K | 5

The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products and services. Additional future impacts on the Company may include material adverse effects on demand for the Company’s products and services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, and the Company’s profitability and cost structure.
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
The Company has a large, global business with sales outside the U.S. representing a majority of the Company’s total net sales, and the Company believes that it generally benefits from growth in international trade. Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Asia, including China mainland, India, Japan, South Korea, Taiwan and Vietnam. Trade policies and disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect the Company’s business, particularly if these measures occur in regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. For example, tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from China mainland, as well as other business restrictions. Tariffs increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs can adversely impact the gross margin that the Company earns on its products. Tariffs can also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer its products and services as designed. These measures can require the Company to take various actions, including changing suppliers, restructuring business relationships, and ceasing to offer third-party applications on its platforms. Changing the Company’s operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to the Company’s operations. Such restrictions can be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect the Company’s business. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.
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
Apple Inc. | 2022 Form 10-K | 6

The Company’s operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While the Company’s suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in serious injuries or loss of life, disruption to the Company’s business, and harm to the Company’s reputation. Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, the Company due to their impact on the global economy and demand for consumer products; the imposition of protective public safety measures, such as stringent employee travel restrictions and limitations on freight services and the movement of products between regions; and disruptions in the Company’s supply chain and sales and distribution channels, resulting in interruptions of the supply of current products and delays in production ramps of new products.
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
The Company currently holds a significant number of patents, trademarks and copyrights and has registered, and applied to register, additional patents, trademarks and copyrights. In contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by imitating the Company’s products and infringing on its intellectual property. Effective intellectual property protection is not consistently available in every country in which the Company operates. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if competitors infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be materially adversely affected.
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
Apple Inc. | 2022 Form 10-K | 7

Business Risks
To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products and services.
Due to the highly volatile and competitive nature of the markets and industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors, including timely and successful development, market acceptance, the Company’s ability to manage the risks associated with production ramp-up issues, the availability of application software for the Company’s products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. There can be no assurance the Company will successfully manage future introductions and transitions of products and services.
The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Asia, including China mainland, India, Japan, South Korea, Taiwan and Vietnam, and a significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Changes or additions to the Company’s supply chain require considerable time and resources and involve significant risks and uncertainties. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control has from time to time and may in the future have an adverse effect on the quality or quantity of products manufactured or services provided, or adversely affect the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company generally remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and experiences unanticipated product defect liabilities from time to time. While the Company relies on its partners to adhere to its supplier code of conduct, violations of the supplier code of conduct occur from time to time and can materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company relies on single-source outsourcing partners in the U.S., Asia and Europe to supply and manufacture many components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform can have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, armed conflict, economic, business, labor, environmental, public health or political issues, or international trade disputes.
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
Apple Inc. | 2022 Form 10-K | 8

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
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including health. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, the Company’s services from time to time have not performed as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
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
The Company’s products and services are designed to include intellectual property owned by third parties, which requires licenses from those third parties. In addition, because of technological changes in the industries in which the Company currently competes or in the future may compete, current extensive patent coverage and the rapid rate of issuance of new patents, the Company’s products and services can unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties. Based on experience and industry practice, the Company believes licenses to such third-party intellectual property can generally be obtained on commercially reasonable terms. However, there can be no assurance the necessary licenses can be obtained on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, can preclude the Company from selling certain products or services, or otherwise have a material adverse impact on the Company’s business, results of operations and financial condition.
Apple Inc. | 2022 Form 10-K | 9

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
The Company distributes third-party applications for its products through the App Store. For the vast majority of applications, developers keep all of the revenue they generate on the App Store. The Company only retains a commission from sales of applications and sales of digital services or goods within an application. From time to time, the Company has made changes to its App Store, including actions taken in response to competition, market and legal conditions. The Company may make further business changes in the future. New legislative initiatives, such as the European Union (“EU”) Digital Markets Act, could require further changes. The Company is also subject to litigation and investigations relating to the App Store, which have resulted in changes to the Company’s business practices, and may in the future result in further changes. These changes could include how and to what extent the Company charges developers for access to its platforms and manages distribution of apps outside of the App Store. This could reduce the volume of sales, and the commission that the Company earns on those sales, would decrease. If the rate of the commission that the Company retains on such sales is reduced, or if it is otherwise narrowed in scope or eliminated, the Company’s business, results of operations and financial condition could be materially adversely affected.
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
Apple Inc. | 2022 Form 10-K | 10

The Company’s success depends largely on the talents and efforts of its team members, the continued service and availability of highly skilled employees, including key personnel, and the Company’s ability to nurture its distinctive and inclusive culture.
Much of the Company’s future success depends on the talents and efforts of its team members, the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of the Company’s key personnel are located. In addition to intense competition for talent, workforce dynamics are constantly evolving. If the Company does not manage changing workforce dynamics effectively, it could materially adversely affect the Company’s culture, reputation and operational flexibility.
The Company believes that its distinctive and inclusive culture is a significant driver of its success. If the Company is unable to nurture its culture, it could materially adversely affect the Company’s ability to recruit and retain the highly skilled employees who are critical to its success, and could otherwise materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company depends on the performance of carriers, wholesalers, retailers and other resellers.
The Company distributes its products and certain of its services through cellular network carriers, wholesalers, retailers and resellers, many of which distribute products and services from competitors. The Company also sells its products and services and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and education, enterprise and government customers through its retail and online stores and its direct sales force.
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
Apple Inc. | 2022 Form 10-K | 11

The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks seek to compromise the confidentiality, integrity or availability of confidential information or disrupt normal business operations, and could, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage commercial relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents. In addition, attacks against the Company and its customers can escalate during periods of severe diplomatic or armed conflict.
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
Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business, present risks not originally contemplated and materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions that could delay or prevent the Company from completing a transaction or otherwise limit the Company’s ability to fully realize the anticipated benefits of a transaction. These new ventures are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
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
Apple Inc. | 2022 Form 10-K | 12

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
Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming and disruptive to the Company’s operations. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements can also significantly increase the Company’s cost of sales and operating expenses and require the Company to change its business practices and limit the Company’s ability to offer certain products and services.
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
The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s results of operations and financial condition for that reporting period could be materially adversely affected. Further, such an outcome can result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company, and can require the Company to change its business practices and limit the Company’s ability to offer certain products and services, all of which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.
The Company’s global operations are subject to complex and changing laws and regulations on subjects, including antitrust; privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; financial services and technology; product liability; intellectual property ownership and infringement; digital platforms; internet, telecommunications, and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; tax; and environmental, health and safety, including electronic waste, recycling, and climate change.
Apple Inc. | 2022 Form 10-K | 13

Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product, service or feature to customers, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s supply chain and its business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. These risks and costs may increase as the Company’s products and services are introduced into specialized applications, including health and financial services. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations and financial condition. Regulatory changes and other actions that materially adversely affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. For example, the Company is subject to changing regulations relating to the export and import of its products. Although the Company has programs, policies and procedures in place that are designed to satisfy regulatory requirements, there can be no assurance that such policies and procedures will be effective in preventing a violation or a claim of a violation. As a result, the Company’s products could be delayed or prohibited from importation, either of which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, the Company makes statements about its environmental, social and governance goals and initiatives through its environmental, social and governance report, its other non-financial reports, information provided on its website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside the Company’s control. The Company cannot guarantee that it will achieve its announced environmental, social and governance goals and initiatives. In addition, some stakeholders may disagree with the Company’s goals and initiatives. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to increasing regulation, government investigations, legal actions and penalties.
From time to time, the Company has made changes to its App Store, including actions taken in response to competition, market and legal conditions. The Company may make further business changes in the future. New legislative initiatives, such as the EU Digital Markets Act, or similar laws in other jurisdictions, could require further changes. These changes could include how and to what extent the Company charges developers for access to its platforms and manages distribution of apps outside of the App Store.
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
Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations and financial condition. For example, the Company earns revenue from licensing arrangements with other companies to offer their search services on the Company’s platforms and apps, and certain of these arrangements are currently subject to government investigations and legal proceedings.
Apple Inc. | 2022 Form 10-K | 14

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
In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, the Company is also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data, financial data and biometric data. Health data and financial data are subject to additional privacy, security and breach notification requirements, and the Company is subject to audit by governmental authorities regarding the Company’s compliance with these obligations. If the Company fails to adequately comply with these rules and requirements, or if health data or financial data is handled in a manner not permitted by law or under the Company’s agreements with healthcare or financial institutions, the Company can be subject to litigation or government investigations, and can be liable for associated investigatory expenses, and can also incur significant fees or fines.
Payment card data is also subject to additional requirements. Under payment card rules and obligations, if cardholder information is potentially compromised, the Company can be liable for associated investigatory expenses and can also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Financial Risks
The Company expects its quarterly net sales and results of operations to fluctuate.
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, the gross margins on the Company’s products and services vary significantly and can change over time. The Company’s gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; supply shortages; potential increases in the cost of components, outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; and the introduction of new products or services, including new products or services with higher cost structures. These and other factors could have a materially adverse impact on the Company’s results of operations and financial condition.
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
Apple Inc. | 2022 Form 10-K | 15

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
The Company distributes its products and certain of its services through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products and services directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture subassemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 24, 2022, the Company’s vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
The Company is subject to changes in tax rates, the adoption of new U.S. or international tax legislation and exposure to additional tax liabilities.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. The Company’s effective tax rates are affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretation, including in the U.S. and Ireland. The application of tax laws may be uncertain, require significant judgment and be subject to differing interpretations.
Apple Inc. | 2022 Form 10-K | 16

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s headquarters are located in Cupertino, California. As of September 24, 2022, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
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
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the fourth quarter of 2022 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2022 Form 10-K | 17

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 14, 2022, there were 23,838 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 24, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 26, 2022 to July 30, 2022:
Open market and privately negotiated purchases	41,690	$145.91	41,690

July 31, 2022 to August 27, 2022:
Open market and privately negotiated purchases	54,669	$168.29	54,669

August 28, 2022 to September 24, 2022:
Open market and privately negotiated purchases	63,813	$155.59	63,813
Total	160,172			$60,665
(1)As of September 24, 2022, the Company was authorized by the Board of Directors to purchase up to $405 billion of the Company’s common stock under a share repurchase program most recently announced on April 28, 2022 (the “Program”), of which $344.3 billion had been utilized. The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | 2022 Form 10-K | 18

Company Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index for the five years ended September 24, 2022. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 29, 2017. Past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Apple Inc., the S&P 500 Index, the S&P Information Technology Index
and the Dow Jones U.S. Technology Supersector Index
$500
$400
$300
$200
$100
$0
9/29/17
9/29/18
9/28/19
9/26/20
9/25/21
9/24/22
Apple Inc.
S&P 500 Index
S&P Information Technology Index
Dow Jones U.S. Technology Supersector Index

*$100 invested on September 29, 2017 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and September 30th for indexes.
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	September 2017	September 2018	September 2019	September 2020	September 2021	September 2022
Apple Inc.	$100	$149	$146	$303	$400	$411
S&P 500 Index	$100	$118	$123	$142	$184	$156
S&P Information Technology Index	$100	$131	$143	$210	$271	$217
Dow Jones U.S. Technology Supersector Index	$100	$131	$139	$208	$283	$209
Item 6.    [Reserved]
Apple Inc. | 2022 Form 10-K | 19

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.
Fiscal Year Highlights
Fiscal 2022 Highlights
Total net sales increased 8% or $28.5 billion during 2022 compared to 2021, driven primarily by higher net sales of iPhone, Services and Mac. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on all Products and Services net sales during 2022.
The Company announces new product, service and software offerings at various times during the year. Significant announcements during fiscal 2022 included the following:
First Quarter 2022:
•Updated MacBook Pro 14” and MacBook Pro 16”, powered by the Apple M1 Pro or M1 Max chip; and
•Third generation of AirPods.
Second Quarter 2022:
•Updated iPhone SE with 5G technology;
•All-new Mac Studio, powered by the Apple M1 Max or M1 Ultra chip;
•All-new Studio Display™; and
•Updated iPad Air with 5G technology, powered by the Apple M1 chip.
Third Quarter 2022:
•Updated MacBook Air and MacBook Pro 13”, both powered by the Apple M2 chip;
•iOS 16, macOS Ventura, iPadOS 16 and watchOS 9, updates to the Company’s operating systems; and
•Apple Pay Later, a buy now, pay later service.
Fourth Quarter 2022:
•iPhone 14, iPhone 14 Plus, iPhone 14 Pro and iPhone 14 Pro Max;
•Second generation of AirPods Pro; and
•Apple Watch Series 8, updated Apple Watch SE and all-new Apple Watch Ultra.
In April 2022, the Company announced an increase to its Program authorization from $315 billion to $405 billion and raised its quarterly dividend from $0.22 to $0.23 per share beginning in May 2022. During 2022, the Company repurchased $90.2 billion of its common stock and paid dividends and dividend equivalents of $14.8 billion.
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
Apple Inc. | 2022 Form 10-K | 20

Products and Services Performance
The following table shows net sales by category for 2022, 2021 and 2020 (dollars in millions):

	2022	Change	2021	Change	2020
Net sales by category:
iPhone (1)	$205,489	7%	$191,973	39%	$137,781
Mac (1)	40,177	14%	35,190	23%	28,622
iPad (1)	29,292	(8)%	31,862	34%	23,724
Wearables, Home and Accessories (1)(2)	41,241	7%	38,367	25%	30,620
Services (3)	78,129	14%	68,425	27%	53,768
Total net sales	$394,328	8%	$365,817	33%	$274,515
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
iPhone
iPhone net sales increased during 2022 compared to 2021 due primarily to higher net sales from the Company’s new iPhone models released since the beginning of the fourth quarter of 2021.
Mac
Mac net sales increased during 2022 compared to 2021 due primarily to higher net sales of laptops.
iPad
iPad net sales decreased during 2022 compared to 2021 due primarily to lower net sales of iPad Pro.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during 2022 compared to 2021 due primarily to higher net sales of Apple Watch and AirPods.
Services
Services net sales increased during 2022 compared to 2021 due primarily to higher net sales from advertising, cloud services and the App Store.
Apple Inc. | 2022 Form 10-K | 21

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
The following table shows net sales by reportable segment for 2022, 2021 and 2020 (dollars in millions):

	2022	Change	2021	Change	2020
Net sales by reportable segment:
Americas	$169,658	11%	$153,306	23%	$124,556
Europe	95,118	7%	89,307	30%	68,640
Greater China	74,200	9%	68,366	70%	40,308
Japan	25,977	(9)%	28,482	33%	21,418
Rest of Asia Pacific	29,375	11%	26,356	35%	19,593
Total net sales	$394,328	8%	$365,817	33%	$274,515
Americas
Americas net sales increased during 2022 compared to 2021 due primarily to higher net sales of iPhone, Services and Mac.
Europe
Europe net sales increased during 2022 compared to 2021 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Europe net sales during 2022.
Greater China
Greater China net sales increased during 2022 compared to 2021 due primarily to higher net sales of iPhone and Services. The strength of the renminbi relative to the U.S. dollar had a favorable year-over-year impact on Greater China net sales during 2022.
Japan
Japan net sales decreased during 2022 compared to 2021 due to the weakness of the yen relative to the U.S. dollar.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2022 compared to 2021 due primarily to higher net sales of iPhone, Mac and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on Rest of Asia Pacific net sales during 2022.
Apple Inc. | 2022 Form 10-K | 22

Gross Margin
Products and Services gross margin and gross margin percentage for 2022, 2021 and 2020 were as follows (dollars in millions):

	2022	2021	2020
Gross margin:
Products	$114,728	$105,126	$69,461
Services	56,054	47,710	35,495
Total gross margin	$170,782	$152,836	$104,956

Gross margin percentage:
Products	36.3%	35.3%	31.5%
Services	71.7%	69.7%	66.0%
Total gross margin percentage	43.3%	41.8%	38.2%
Products Gross Margin
Products gross margin increased during 2022 compared to 2021 due primarily to a different Products mix and higher Products volume, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Products gross margin percentage increased during 2022 compared to 2021 due primarily to a different Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during 2022 compared to 2021 due primarily to higher Services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services gross margin percentage increased during 2022 compared to 2021 due primarily to improved leverage and a different Services mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for 2022, 2021 and 2020 were as follows (dollars in millions):

	2022	Change	2021	Change	2020
Research and development	$26,251	20%	$21,914	17%	$18,752
Percentage of total net sales	7%		6%		7%
Selling, general and administrative	$25,094	14%	$21,973	10%	$19,916
Percentage of total net sales	6%		6%		7%
Total operating expenses	$51,345	17%	$43,887	13%	$38,668
Percentage of total net sales	13%		12%		14%
Research and Development
The year-over-year growth in R&D expense in 2022 was driven primarily by increases in headcount-related expenses and engineering program costs.
Selling, General and Administrative
The year-over-year growth in selling, general and administrative expense in 2022 was driven primarily by increases in headcount-related expenses, advertising and professional services.
Apple Inc. | 2022 Form 10-K | 23

Other Income/(Expense), Net
Other income/(expense), net (“OI&E”) for 2022, 2021 and 2020 was as follows (dollars in millions):

	2022	Change	2021	Change	2020
Interest and dividend income	$2,825		$2,843		$3,763
Interest expense	(2,931)		(2,645)		(2,873)
Other income/(expense), net	(228)		60		(87)
Total other income/(expense), net	$(334)	(229)%	$258	(68)%	$803
The decrease in OI&E during 2022 compared to 2021 was due primarily to higher realized losses on debt securities, unfavorable fair value adjustments on equity securities and higher interest expense, partially offset by higher foreign exchange gains.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2022, 2021 and 2020 were as follows (dollars in millions):

	2022	2021	2020
Provision for income taxes	$19,300	$14,527	$9,680
Effective tax rate	16.2%	13.3%	14.4%
Statutory federal income tax rate	21%	21%	21%
The Company’s effective tax rate for 2022 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation and the impact of the U.S. federal R&D credit, partially offset by state income taxes. The Company’s effective tax rate for 2021 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation and foreign-derived intangible income deductions.
The Company’s effective tax rate for 2022 was higher compared to 2021 due primarily to a higher effective tax rate on foreign earnings, including the impact to U.S. foreign tax credits as a result of regulatory guidance issued by the U.S. Department of the Treasury in 2022, and lower tax benefits from foreign-derived intangible income deductions and share-based compensation.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $156.4 billion as of September 24, 2022, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s material cash requirements include the following contractual obligations.
Debt
As of September 24, 2022, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $111.8 billion (collectively the “Notes”), with $11.1 billion payable within 12 months. Future interest payments associated with the Notes total $41.3 billion, with $2.9 billion payable within 12 months.
The Company also issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. As of September 24, 2022, the Company had $10.0 billion of Commercial Paper outstanding, all of which was payable within 12 months.
Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. As of September 24, 2022, the Company had fixed lease payment obligations of $15.3 billion, with $2.0 billion payable within 12 months.
Apple Inc. | 2022 Form 10-K | 24

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of September 24, 2022, the Company had manufacturing purchase obligations of $71.1 billion, with $68.4 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including assets related to product manufacturing, and noncancelable obligations related to internet services and content creation. As of September 24, 2022, the Company had other purchase obligations of $17.8 billion, with $6.8 billion payable within 12 months.
Deemed Repatriation Tax Payable
As of September 24, 2022, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was $22.0 billion, with $5.3 billion expected to be paid within 12 months.
In addition to its contractual cash requirements, the Company has a capital return program authorized by the Board of Directors. The Program does not obligate the Company to acquire a minimum amount of shares. As of September 24, 2022, the Company’s quarterly cash dividend was $0.23 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the Act and matters related to the allocation of international taxation rights between countries. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
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
Apple Inc. | 2022 Form 10-K | 25

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
Interest Rate Risk
The Company’s exposure to changes in interest rates relates primarily to the Company’s investment portfolio and outstanding debt. While the Company is exposed to global interest rate fluctuations, it is most affected by fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities and the fair value of those securities, as well as costs associated with hedging and interest paid on the Company’s debt.
The Company’s investment policy and strategy are focused on the preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 24, 2022 and September 25, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.0 billion and $4.1 billion incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
As of September 24, 2022, the Company had outstanding fixed-rate notes and as of September 25, 2021, the Company had outstanding floating- and fixed-rate notes with varying maturities for an aggregate carrying amount of $110.1 billion and $118.7 billion, respectively. The Company has entered, and in the future may enter, into interest rate swaps to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100 basis point increase in market interest rates would cause interest expense on the Company’s debt as of September 24, 2022 and September 25, 2021 to increase by $201 million and $186 million on an annualized basis, respectively.
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
The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. In addition, the Company has entered, and in the future may enter, into foreign currency contracts to partially offset the foreign currency exchange gains and losses on its foreign currency–denominated debt issuances. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including accounting considerations or the prohibitive economic cost of hedging particular exposures.
Apple Inc. | 2022 Form 10-K | 26

To provide an assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths assuming normal market conditions. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. Forecasted transactions, firm commitments and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence, a maximum one-day loss in fair value of $1.0 billion as of September 24, 2022, compared to a maximum one-day loss in fair value of $550 million as of September 25, 2021. Because the Company uses foreign currency instruments for hedging purposes, the losses in fair value incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.
Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 24, 2022 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.
Apple Inc. | 2022 Form 10-K | 27

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2022 Form 10-K | 28

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net sales:
Products	$316,199	$297,392	$220,747
Services	78,129	68,425	53,768
Total net sales	394,328	365,817	274,515

Cost of sales:
Products	201,471	192,266	151,286
Services	22,075	20,715	18,273
Total cost of sales	223,546	212,981	169,559
Gross margin	170,782	152,836	104,956

Operating expenses:
Research and development	26,251	21,914	18,752
Selling, general and administrative	25,094	21,973	19,916
Total operating expenses	51,345	43,887	38,668

Operating income	119,437	108,949	66,288
Other income/(expense), net	(334)	258	803
Income before provision for income taxes	119,103	109,207	67,091
Provision for income taxes	19,300	14,527	9,680
Net income	$99,803	$94,680	$57,411

Earnings per share:
Basic	$6.15	$5.67	$3.31
Diluted	$6.11	$5.61	$3.28

Shares used in computing earnings per share:
Basic	16,215,963	16,701,272	17,352,119
Diluted	16,325,819	16,864,919	17,528,214
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2022 Form 10-K | 29

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net income	$99,803	$94,680	$57,411
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(1,511)	501	88

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	3,212	32	79
Adjustment for net (gains)/losses realized and included in net income	(1,074)	1,003	(1,264)
Total change in unrealized gains/losses on derivative instruments	2,138	1,035	(1,185)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(12,104)	(694)	1,202
Adjustment for net (gains)/losses realized and included in net income	205	(273)	(63)
Total change in unrealized gains/losses on marketable debt securities	(11,899)	(967)	1,139

Total other comprehensive income/(loss)	(11,272)	569	42
Total comprehensive income	$88,531	$95,249	$57,453
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2022 Form 10-K | 30

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 24, 2022	September 25, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$23,646	$34,940
Marketable securities	24,658	27,699
Accounts receivable, net	28,184	26,278
Inventories	4,946	6,580
Vendor non-trade receivables	32,748	25,228
Other current assets	21,223	14,111
Total current assets	135,405	134,836

Non-current assets:
Marketable securities	120,805	127,877
Property, plant and equipment, net	42,117	39,440
Other non-current assets	54,428	48,849
Total non-current assets	217,350	216,166
Total assets	$352,755	$351,002

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$64,115	$54,763
Other current liabilities	60,845	47,493
Deferred revenue	7,912	7,612
Commercial paper	9,982	6,000
Term debt	11,128	9,613
Total current liabilities	153,982	125,481

Non-current liabilities:
Term debt	98,959	109,106
Other non-current liabilities	49,142	53,325
Total non-current liabilities	148,101	162,431
Total liabilities	302,083	287,912

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,943,425 and 16,426,786 shares issued and outstanding, respectively	64,849	57,365
Retained earnings/(Accumulated deficit)	(3,068)	5,562
Accumulated other comprehensive income/(loss)	(11,109)	163
Total shareholders’ equity	50,672	63,090
Total liabilities and shareholders’ equity	$352,755	$351,002
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2022 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Total shareholders’ equity, beginning balances	$63,090	$65,339	$90,488

Common stock and additional paid-in capital:
Beginning balances	57,365	50,779	45,174
Common stock issued	1,175	1,105	880
Common stock withheld related to net share settlement of equity awards	(2,971)	(2,627)	(2,250)
Share-based compensation	9,280	8,108	6,975
Ending balances	64,849	57,365	50,779

Retained earnings/(Accumulated deficit):
Beginning balances	5,562	14,966	45,898
Net income	99,803	94,680	57,411
Dividends and dividend equivalents declared	(14,793)	(14,431)	(14,087)
Common stock withheld related to net share settlement of equity awards	(3,454)	(4,151)	(1,604)
Common stock repurchased	(90,186)	(85,502)	(72,516)
Cumulative effect of change in accounting principle	—	—	(136)
Ending balances	(3,068)	5,562	14,966

Accumulated other comprehensive income/(loss):
Beginning balances	163	(406)	(584)
Other comprehensive income/(loss)	(11,272)	569	42
Cumulative effect of change in accounting principle	—	—	136
Ending balances	(11,109)	163	(406)

Total shareholders’ equity, ending balances	$50,672	$63,090	$65,339

Dividends and dividend equivalents declared per share or RSU	$0.90	$0.85	$0.795
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2022 Form 10-K | 32

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 24, 2022	September 25, 2021	September 26, 2020
Cash, cash equivalents and restricted cash, beginning balances	$35,929	$39,789	$50,224
Operating activities:
Net income	99,803	94,680	57,411
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,104	11,284	11,056
Share-based compensation expense	9,038	7,906	6,829
Deferred income tax expense/(benefit)	895	(4,774)	(215)
Other	111	(147)	(97)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,823)	(10,125)	6,917
Inventories	1,484	(2,642)	(127)
Vendor non-trade receivables	(7,520)	(3,903)	1,553
Other current and non-current assets	(6,499)	(8,042)	(9,588)
Accounts payable	9,448	12,326	(4,062)
Deferred revenue	478	1,676	2,081
Other current and non-current liabilities	5,632	5,799	8,916
Cash generated by operating activities	122,151	104,038	80,674
Investing activities:
Purchases of marketable securities	(76,923)	(109,558)	(114,938)
Proceeds from maturities of marketable securities	29,917	59,023	69,918
Proceeds from sales of marketable securities	37,446	47,460	50,473
Payments for acquisition of property, plant and equipment	(10,708)	(11,085)	(7,309)
Payments made in connection with business acquisitions, net	(306)	(33)	(1,524)
Other	(1,780)	(352)	(909)
Cash used in investing activities	(22,354)	(14,545)	(4,289)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(6,223)	(6,556)	(3,634)
Payments for dividends and dividend equivalents	(14,841)	(14,467)	(14,081)
Repurchases of common stock	(89,402)	(85,971)	(72,358)
Proceeds from issuance of term debt, net	5,465	20,393	16,091
Repayments of term debt	(9,543)	(8,750)	(12,629)
Proceeds from/(Repayments of) commercial paper, net	3,955	1,022	(963)
Other	(160)	976	754
Cash used in financing activities	(110,749)	(93,353)	(86,820)
Decrease in cash, cash equivalents and restricted cash	(10,952)	(3,860)	(10,435)
Cash, cash equivalents and restricted cash, ending balances	$24,977	$35,929	$39,789
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$19,573	$25,385	$9,501
Cash paid for interest	$2,865	$2,687	$3,002
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2022 Form 10-K | 33

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
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which will occur in the first quarter of the Company’s fiscal year ending September 30, 2023. The Company’s fiscal years 2022, 2021 and 2020 spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
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
For certain long-term service arrangements, the Company has performance obligations for services it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered services. The Company has determined that any unbilled consideration relates entirely to the value of the undelivered services. Accordingly, the Company has not recognized revenue, and does not disclose amounts, related to these undelivered services.
Apple Inc. | 2022 Form 10-K | 34

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store and certain digital content sold through the Company’s other digital content stores, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for such sales on a net basis by recognizing in Services net sales only the commission it retains.
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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2022, 2021 and 2020 (net income in millions and shares in thousands):

	2022	2021	2020
Numerator:
Net income	$99,803	$94,680	$57,411

Denominator:
Weighted-average basic shares outstanding	16,215,963	16,701,272	17,352,119
Effect of dilutive securities	109,856	163,647	176,095
Weighted-average diluted shares	16,325,819	16,864,919	17,528,214

Basic earnings per share	$6.15	$5.67	$3.31
Diluted earnings per share	$6.11	$5.61	$3.28
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
Apple Inc. | 2022 Form 10-K | 35

Restricted Marketable Securities
The Company considers marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted marketable securities as current or non-current marketable securities in the Consolidated Balance Sheets based on the classification of the underlying securities.
Property, Plant and Equipment
Depreciation on property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, which for buildings is the shorter of 40 years or the remaining life of the building; between one and five years for machinery and equipment, including manufacturing equipment; and the shorter of the lease term or useful life for leasehold improvements. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Depreciation and amortization expense on property, plant and equipment was $8.7 billion, $9.5 billion and $9.7 billion during 2022, 2021 and 2020, respectively.
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
Gains and losses arising from amounts that are included in the assessment of fair value hedge effectiveness are recognized in the Consolidated Statements of Operations line item to which the hedge relates along with offsetting losses and gains related to the change in value of the hedged item. For foreign exchange forward contracts designated as fair value hedges, the Company excludes the forward carry component from the assessment of hedge effectiveness and recognizes it in other income/(expense), net (“OI&E”) on a straight-line basis over the life of the hedge. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in OCI.
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
Income Taxes
The Company records certain deferred tax assets and liabilities in connection with the minimum tax on certain foreign earnings created by the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”).
Leases
The Company combines and accounts for lease and nonlease components as a single lease component for leases of corporate, data center and retail facilities. The discount rates related to the Company’s lease liabilities are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
Apple Inc. | 2022 Form 10-K | 36

Segment Reporting
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described elsewhere in this Note 1, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable segments. Costs excluded from segment operating income include various corporate expenses such as research and development (“R&D”), corporate marketing expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.
Note 2 – Revenue
Net sales disaggregated by significant products and services for 2022, 2021 and 2020 were as follows (in millions):

	2022	2021	2020
iPhone (1)	$205,489	$191,973	$137,781
Mac (1)	40,177	35,190	28,622
iPad (1)	29,292	31,862	23,724
Wearables, Home and Accessories (1)(2)	41,241	38,367	30,620
Services (3)	78,129	68,425	53,768
Total net sales (4)	$394,328	$365,817	$274,515
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
(4)Includes $7.5 billion of revenue recognized in 2022 that was included in deferred revenue as of September 25, 2021, $6.7 billion of revenue recognized in 2021 that was included in deferred revenue as of September 26, 2020, and $5.0 billion of revenue recognized in 2020 that was included in deferred revenue as of September 28, 2019.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for 2022, 2021 and 2020, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales in 2022 and 2021.
As of September 24, 2022 and September 25, 2021, the Company had total deferred revenue of $12.4 billion and $11.9 billion, respectively. As of September 24, 2022, the Company expects 64% of total deferred revenue to be realized in less than a year, 27% within one-to-two years, 7% within two-to-three years and 2% in greater than three years.
Apple Inc. | 2022 Form 10-K | 37

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 24, 2022 and September 25, 2021 (in millions):

	2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$18,546	$—	$—	$18,546	$18,546	$—	$—
Level 1 (1):
Money market funds	2,929	—	—	2,929	2,929	—	—
Mutual funds	274	—	(47)	227	—	227	—
Subtotal	3,203	—	(47)	3,156	2,929	227	—
Level 2 (2):
U.S. Treasury securities	25,134	—	(1,725)	23,409	338	5,091	17,980
U.S. agency securities	5,823	—	(655)	5,168	—	240	4,928
Non-U.S. government securities	16,948	2	(1,201)	15,749	—	8,806	6,943
Certificates of deposit and time deposits	2,067	—	—	2,067	1,805	262	—
Commercial paper	718	—	—	718	28	690	—
Corporate debt securities	87,148	9	(7,707)	79,450	—	9,023	70,427
Municipal securities	921	—	(35)	886	—	266	620
Mortgage- and asset-backed securities	22,553	—	(2,593)	19,960	—	53	19,907
Subtotal	161,312	11	(13,916)	147,407	2,171	24,431	120,805
Total (3)	$183,061	$11	$(13,963)	$169,109	$23,646	$24,658	$120,805

	2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,305	$—	$—	$17,305	$17,305	$—	$—
Level 1 (1):
Money market funds	9,608	—	—	9,608	9,608	—	—
Mutual funds	175	11	(1)	185	—	185	—
Subtotal	9,783	11	(1)	9,793	9,608	185	—
Level 2 (2):
Equity securities	1,527	—	(564)	963	—	963	—
U.S. Treasury securities	22,878	102	(77)	22,903	3,596	6,625	12,682
U.S. agency securities	8,949	2	(64)	8,887	1,775	1,930	5,182
Non-U.S. government securities	20,201	211	(101)	20,311	390	3,091	16,830
Certificates of deposit and time deposits	1,300	—	—	1,300	490	810	—
Commercial paper	2,639	—	—	2,639	1,776	863	—
Corporate debt securities	83,883	1,242	(267)	84,858	—	12,327	72,531
Municipal securities	967	14	—	981	—	130	851
Mortgage- and asset-backed securities	20,529	171	(124)	20,576	—	775	19,801
Subtotal	162,873	1,742	(1,197)	163,418	8,027	27,514	127,877
Total (3)	$189,961	$1,753	$(1,198)	$190,516	$34,940	$27,699	$127,877
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
(3)As of September 24, 2022 and September 25, 2021, total marketable securities included $12.7 billion and $17.9 billion, respectively, that were restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
Apple Inc. | 2022 Form 10-K | 38

The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of September 24, 2022 (in millions):

Due after 1 year through 5 years	$87,031
Due after 5 years through 10 years	16,429
Due after 10 years	17,345
Total fair value	$120,805
Derivative Instruments and Hedging
The Company may use derivative instruments to partially offset its business exposure to foreign exchange and interest rate risk. However, the Company may choose not to hedge certain exposures for a variety of reasons including accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange or interest rates.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of September 24, 2022, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 20 years.
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
The notional amounts of the Company’s outstanding derivative instruments as of September 24, 2022 and September 25, 2021 were as follows (in millions):

	2022	2021
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$102,670	$76,475
Interest rate contracts	$20,125	$16,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$185,381	$126,918
Apple Inc. | 2022 Form 10-K | 39

The gross fair values of the Company’s derivative assets and liabilities as of September 24, 2022 were as follows (in millions):

	2022
	Fair Value of Derivatives Designated as Accounting Hedges	Fair Value of Derivatives Not Designated as Accounting Hedges	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$4,317	$2,819	$7,136

Derivative liabilities (2):
Foreign exchange contracts	$2,205	$2,547	$4,752
Interest rate contracts	$1,367	$—	$1,367
(1)Derivative assets are measured using Level 2 fair value inputs and are included in other current assets and other non-current assets in the Consolidated Balance Sheets.
(2)Derivative liabilities are measured using Level 2 fair value inputs and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.
The derivative assets above represent the Company’s gross credit exposure if all counterparties failed to perform. To mitigate credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair values of certain derivatives fluctuate from contractually established thresholds. To further limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of September 24, 2022, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $7.8 billion, resulting in a net derivative asset of $412 million.
The carrying amounts of the Company’s hedged items in fair value hedges as of September 24, 2022 and September 25, 2021 were as follows (in millions):

	2022	2021
Hedged assets/(liabilities):
Current and non-current marketable securities	$13,378	$15,954
Current and non-current term debt	$(18,739)	$(17,857)
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
As of September 24, 2022, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 44% and 42% of total trade receivables as of September 24, 2022 and September 25, 2021, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of September 24, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 13%. As of September 25, 2021, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 52%, 11% and 11%.
Apple Inc. | 2022 Form 10-K | 40

Note 4 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 24, 2022 and September 25, 2021 (in millions):
Property, Plant and Equipment, Net

	2022	2021
Land and buildings	$22,126	$20,041
Machinery, equipment and internal-use software	81,060	78,659
Leasehold improvements	11,271	11,023
Gross property, plant and equipment	114,457	109,723
Accumulated depreciation and amortization	(72,340)	(70,283)
Total property, plant and equipment, net	$42,117	$39,440
Other Non-Current Liabilities

	2022	2021
Long-term taxes payable	$16,657	$24,689
Other non-current liabilities	32,485	28,636
Total other non-current liabilities	$49,142	$53,325
Other Income/(Expense), Net
The following table shows the detail of OI&E for 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Interest and dividend income	$2,825	$2,843	$3,763
Interest expense	(2,931)	(2,645)	(2,873)
Other income/(expense), net	(228)	60	(87)
Total other income/(expense), net	$(334)	$258	$803
Note 5 – Income Taxes
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2022, 2021 and 2020, consisted of the following (in millions):

	2022	2021	2020
Federal:
Current	$7,890	$8,257	$6,306
Deferred	(2,265)	(7,176)	(3,619)
Total	5,625	1,081	2,687
State:
Current	1,519	1,620	455
Deferred	84	(338)	21
Total	1,603	1,282	476
Foreign:
Current	8,996	9,424	3,134
Deferred	3,076	2,740	3,383
Total	12,072	12,164	6,517
Provision for income taxes	$19,300	$14,527	$9,680
The foreign provision for income taxes is based on foreign pretax earnings of $71.3 billion, $68.7 billion and $38.1 billion in 2022, 2021 and 2020, respectively.
Apple Inc. | 2022 Form 10-K | 41

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (21% in 2022, 2021 and 2020) to income before provision for income taxes for 2022, 2021 and 2020, is as follows (dollars in millions):

	2022	2021	2020
Computed expected tax	$25,012	$22,933	$14,089
State taxes, net of federal effect	1,518	1,151	423
Impacts of the Act	542	—	(582)
Earnings of foreign subsidiaries	(4,366)	(4,715)	(2,534)
Foreign-derived intangible income deduction	(296)	(1,372)	(169)
Research and development credit, net	(1,153)	(1,033)	(728)
Excess tax benefits from equity awards	(1,871)	(2,137)	(930)
Other	(86)	(300)	111
Provision for income taxes	$19,300	$14,527	$9,680
Effective tax rate	16.2%	13.3%	14.4%
Deferred Tax Assets and Liabilities
As of September 24, 2022 and September 25, 2021, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2022	2021
Deferred tax assets:
Amortization and depreciation	$1,496	$5,575
Accrued liabilities and other reserves	6,515	5,895
Lease liabilities	2,400	2,406
Deferred revenue	5,742	5,399
Unrealized losses	2,913	53
Tax credit carryforwards	6,962	4,262
Other	1,596	1,639
Total deferred tax assets	27,624	25,229
Less: Valuation allowance	(7,530)	(4,903)
Total deferred tax assets, net	20,094	20,326
Deferred tax liabilities:
Minimum tax on foreign earnings	1,983	4,318
Right-of-use assets	2,163	2,167
Unrealized gains	942	203
Other	469	565
Total deferred tax liabilities	5,557	7,253
Net deferred tax assets	$14,537	$13,073
As of September 24, 2022, the Company had $4.4 billion in foreign tax credit carryforwards in Ireland and $2.5 billion in California R&D credit carryforwards, both of which can be carried forward indefinitely. A valuation allowance has been recorded for the credit carryforwards and a portion of other temporary differences.
Apple Inc. | 2022 Form 10-K | 42

Uncertain Tax Positions
As of September 24, 2022, the total amount of gross unrecognized tax benefits was $16.8 billion, of which $8.0 billion, if recognized, would impact the Company’s effective tax rate. As of September 25, 2021, the total amount of gross unrecognized tax benefits was $15.5 billion, of which $6.6 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2022, 2021 and 2020, is as follows (in millions):

	2022	2021	2020
Beginning balances	$15,477	$16,475	$15,619
Increases related to tax positions taken during a prior year	2,284	816	454
Decreases related to tax positions taken during a prior year	(1,982)	(1,402)	(791)
Increases related to tax positions taken during the current year	1,936	1,607	1,347
Decreases related to settlements with taxing authorities	(28)	(1,838)	(85)
Decreases related to expiration of the statute of limitations	(929)	(181)	(69)
Ending balances	$16,758	$15,477	$16,475
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2017 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination. Although the timing of resolution and/or closure of examinations is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $4.8 billion.
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
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of September 24, 2022, the adjusted recovery amount was €12.7 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 3, “Financial Instruments” for more information.
Note 6 – Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. These leases typically have original terms not exceeding 10 years and generally contain multiyear renewal options, some of which are reasonably certain of exercise.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $1.9 billion, $1.7 billion and $1.5 billion for 2022, 2021 and 2020, respectively. Lease costs associated with variable payments on the Company’s leases were $14.9 billion, $12.9 billion and $9.3 billion for 2022, 2021 and 2020, respectively.
The Company made $1.8 billion, $1.4 billion and $1.5 billion of fixed cash payments related to operating leases in 2022, 2021 and 2020, respectively. Noncash activities involving right-of-use (“ROU”) assets obtained in exchange for lease liabilities were $2.8 billion for 2022, $3.3 billion for 2021 and $10.5 billion for 2020, including the impact of adopting the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-02, Leases (Topic 842) in the first quarter of 2020.
Apple Inc. | 2022 Form 10-K | 43

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 24, 2022 and September 25, 2021 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2022	2021
Right-of-use assets:
Operating leases	Other non-current assets	$10,417	$10,087
Finance leases	Property, plant and equipment, net	952	861
Total right-of-use assets		$11,369	$10,948

Lease liabilities:
Operating leases	Other current liabilities	$1,534	$1,449
	Other non-current liabilities	9,936	9,506
Finance leases	Other current liabilities	129	79
	Other non-current liabilities	812	769
Total lease liabilities		$12,411	$11,803
Lease liability maturities as of September 24, 2022, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	$1,758	$155	$1,913
2024	1,742	130	1,872
2025	1,677	81	1,758
2026	1,382	48	1,430
2027	1,143	34	1,177
Thereafter	5,080	906	5,986
Total undiscounted liabilities	12,782	1,354	14,136
Less: Imputed interest	(1,312)	(413)	(1,725)
Total lease liabilities	$11,470	$941	$12,411
The weighted-average remaining lease term related to the Company’s lease liabilities as of September 24, 2022 and September 25, 2021 was 10.1 years and 10.8 years, respectively. The discount rate related to the Company’s lease liabilities as of September 24, 2022 and September 25, 2021 was 2.3% and 2.0%, respectively.
As of September 24, 2022, the Company had $1.2 billion of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2023 and 2026, with lease terms ranging from less than 1 year to 21 years.
Apple Inc. | 2022 Form 10-K | 44

Note 7 – Debt
Commercial Paper and Repurchase Agreements
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 24, 2022 and September 25, 2021, the Company had $10.0 billion and $6.0 billion of Commercial Paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s Commercial Paper was 2.31% and 0.06% as of September 24, 2022 and September 25, 2021, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$5,264	$(357)	$100

Maturities greater than 90 days:
Proceeds from commercial paper	5,948	7,946	6,185
Repayments of commercial paper	(7,257)	(6,567)	(7,248)
Proceeds from/(Repayments of) commercial paper, net	(1,309)	1,379	(1,063)

Total proceeds from/(repayments of) commercial paper, net	$3,955	$1,022	$(963)
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
Term Debt
The Company has outstanding fixed-rate notes with varying maturities (collectively the “Notes”). The Notes are senior unsecured obligations and interest is payable in arrears. The following table provides a summary of the Company’s term debt as of September 24, 2022 and September 25, 2021:

	Maturities (calendar year)	2022		2021
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2021 debt issuances:
Floating-rate notes		$—		$1,750	0.48% – 0.63%
Fixed-rate 0.000% – 4.650% notes	2022 – 2061	106,324	0.03% – 4.78%	116,313	0.03% – 4.78%

Fourth quarter 2022 debt issuance:
Fixed-rate 3.250% – 4.100% notes	2029 – 2062	5,500	3.27% – 4.12%	—
Total term debt		111,824		118,063

Unamortized premium/(discount) and issuance costs, net		(374)		(380)
Hedge accounting fair value adjustments		(1,363)		1,036
Less: Current portion of term debt		(11,128)		(9,613)
Total non-current portion of term debt		$98,959		$109,106
To manage interest rate risk on certain of its U.S. dollar–denominated fixed-rate notes, the Company has entered into interest rate swaps to effectively convert the fixed interest rates to floating interest rates on a portion of these notes. Additionally, to manage foreign currency risk on certain of its foreign currency–denominated notes, the Company has entered into foreign currency swaps to effectively convert these notes to U.S. dollar–denominated notes.
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $2.8 billion, $2.6 billion and $2.8 billion of interest expense on its term debt for 2022, 2021 and 2020, respectively.
Apple Inc. | 2022 Form 10-K | 45

The future principal payments for the Company’s Notes as of September 24, 2022, are as follows (in millions):

2023	$11,139
2024	9,910
2025	10,645
2026	11,209
2027	9,631
Thereafter	59,290
Total term debt	$111,824
As of September 24, 2022 and September 25, 2021, the fair value of the Company’s Notes, based on Level 2 inputs, was $98.8 billion and $125.3 billion, respectively.
Note 8 – Shareholders’ Equity
Share Repurchase Program
During 2022, the Company repurchased 569 million shares of its common stock for $90.2 billion under a share repurchase program authorized by the Board of Directors (the “Program”). The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Shares of Common Stock
The following table shows the changes in shares of common stock for 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Common stock outstanding, beginning balances	16,426,786	16,976,763	17,772,945
Common stock repurchased	(568,589)	(656,340)	(917,270)
Common stock issued, net of shares withheld for employee taxes	85,228	106,363	121,088
Common stock outstanding, ending balances	15,943,425	16,426,786	16,976,763
Note 9 – Benefit Plans
2022 Employee Stock Plan
In the second quarter of 2022, shareholders approved the Apple Inc. 2022 Employee Stock Plan (the “2022 Plan”), which provides for broad-based equity grants to employees, including executive officers, and permits the granting of restricted stock units (“RSUs”), stock grants, performance-based awards, stock options and stock appreciation rights. RSUs granted under the 2022 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. RSUs granted under the 2022 Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. RSUs canceled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2022 Plan utilizing a factor of two times the number of RSUs canceled or shares withheld. All RSUs granted under the 2022 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the underlying RSUs. A maximum of approximately 1.3 billion shares were authorized for issuance pursuant to 2022 Plan awards at the time the plan was approved on March 4, 2022.
2014 Employee Stock Plan
The Apple Inc. 2014 Employee Stock Plan (the “2014 Plan”) is a shareholder-approved plan that provided for broad-based equity grants to employees, including executive officers. The 2014 Plan permitted the granting of substantially the same types of equity awards with substantially the same terms as the 2022 Plan. The 2014 Plan also permitted the granting of cash bonus awards. In the third quarter of 2022, the Company terminated the authority to grant new awards under the 2014 Plan.
Apple Inc. | 2022 Form 10-K | 46

Apple Inc. Non-Employee Director Stock Plan
The Apple Inc. Non-Employee Director Stock Plan (the “Director Plan”) is a shareholder-approved plan that (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) provides for automatic initial grants of RSUs upon a non-employee director joining the Board of Directors and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board of Directors to prospectively change the value and relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants, in each case within the limits set forth in the Director Plan and without further shareholder approval. RSUs granted under the Director Plan reduce the number of shares available for grant under the plan by a factor of two times the number of RSUs granted. The Director Plan expires on November 12, 2027. All RSUs granted under the Director Plan are entitled to DERs, which are subject to the same vesting and other terms and conditions as the underlying RSUs. A maximum of approximately 45 million shares (split-adjusted) were authorized for issuance pursuant to Director Plan awards at the time the plan was last amended on November 9, 2021.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s eligible compensation and employees may not purchase more than $25,000 of stock during any calendar year. A maximum of approximately 230 million shares (split-adjusted) were authorized for issuance under the Purchase Plan at the time the plan was last amended and restated on March 10, 2015.
401(k) Plan
The Company’s 401(k) Plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum of 6% of the employee’s eligible earnings.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2022, 2021 and 2020, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 28, 2019	326,068	$42.30
RSUs granted	156,800	$59.20
RSUs vested	(157,743)	$40.29
RSUs canceled	(14,347)	$48.07
Balance as of September 26, 2020	310,778	$51.58
RSUs granted	89,363	$116.33
RSUs vested	(145,766)	$50.71
RSUs canceled	(13,948)	$68.95
Balance as of September 25, 2021	240,427	$75.16
RSUs granted	91,674	$150.70
RSUs vested	(115,861)	$72.12
RSUs canceled	(14,739)	$99.77
Balance as of September 24, 2022	201,501	$109.48	$30,312
The fair value as of the respective vesting dates of RSUs was $18.2 billion, $19.0 billion and $10.8 billion for 2022, 2021 and 2020, respectively. The majority of RSUs that vested in 2022, 2021 and 2020 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 41 million, 53 million and 56 million for 2022, 2021 and 2020, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to taxing authorities for employees’ tax obligations were $6.4 billion, $6.8 billion and $3.9 billion in 2022, 2021 and 2020, respectively.
Apple Inc. | 2022 Form 10-K | 47

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Share-based compensation expense	$9,038	$7,906	$6,829
Income tax benefit related to share-based compensation expense	$(4,002)	$(4,056)	$(2,476)
As of September 24, 2022, the total unrecognized compensation cost related to outstanding RSUs and stock options was $16.7 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.
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
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for supplier arrangements, internet services and content creation. Future payments under noncancelable unconditional purchase obligations with a remaining term in excess of one year as of September 24, 2022, are as follows (in millions):

2023	$13,488
2024	4,876
2025	1,418
2026	6,780
2027	312
Thereafter	412
Total	$27,286
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
Apple Inc. | 2022 Form 10-K | 48

Note 11 – Segment Information and Geographic Data
The following table shows information by reportable segment for 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Americas:
Net sales	$169,658	$153,306	$124,556
Operating income	$62,683	$53,382	$37,722

Europe:
Net sales	$95,118	$89,307	$68,640
Operating income	$35,233	$32,505	$22,170

Greater China:
Net sales	$74,200	$68,366	$40,308
Operating income	$31,153	$28,504	$15,261

Japan:
Net sales	$25,977	$28,482	$21,418
Operating income	$12,257	$12,798	$9,279

Rest of Asia Pacific:
Net sales	$29,375	$26,356	$19,593
Operating income	$11,569	$9,817	$6,808
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2022, 2021 and 2020 is as follows (in millions):

	2022	2021	2020
Segment operating income	$152,895	$137,006	$91,240
Research and development expense	(26,251)	(21,914)	(18,752)
Other corporate expenses, net	(7,207)	(6,143)	(6,200)
Total operating income	$119,437	$108,949	$66,288
The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2022, 2021 and 2020. Net sales for 2022, 2021 and 2020 and long-lived assets as of September 24, 2022 and September 25, 2021 were as follows (in millions):

	2022	2021	2020
Net sales:
U.S.	$147,859	$133,803	$109,197
China (1)	74,200	68,366	40,308
Other countries	172,269	163,648	125,010
Total net sales	$394,328	$365,817	$274,515

	2022	2021
Long-lived assets:
U.S.	$31,119	$28,203
China (1)	7,260	7,521
Other countries	3,738	3,716
Total long-lived assets	$42,117	$39,440
(1)China includes Hong Kong and Taiwan. Long-lived assets located in China consist primarily of assets related to product manufacturing, retail stores and related infrastructure.
Apple Inc. | 2022 Form 10-K | 49

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 24, 2022 and September 25, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 24, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apple Inc. at September 24, 2022 and September 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), Apple Inc.’s internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 27, 2022 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 5 to the financial statements, Apple Inc. is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. As of September 24, 2022, the total amount of gross unrecognized tax benefits was $16.8 billion, of which $8.0 billion, if recognized, would impact Apple Inc.’s effective tax rate. In accounting for uncertain tax positions, Apple Inc. uses significant judgment in the interpretation and application of complex domestic and international tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

Apple Inc. | 2022 Form 10-K | 50

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
October 27, 2022
Apple Inc. | 2022 Form 10-K | 51

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of Apple Inc. as of September 24, 2022 and September 25, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 24, 2022, and the related notes and our report dated October 27, 2022 expressed an unqualified opinion thereon.
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
October 27, 2022
Apple Inc. | 2022 Form 10-K | 52

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 24, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 24, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | 2022 Form 10-K | 53

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 24, 2022, Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after September 24, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders (the “2023 Proxy Statement”), and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Apple Inc. | 2022 Form 10-K | 54

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)Documents filed as part of this report
(1)All financial statements
*Ernst & Young LLP, PCAOB Firm ID No. 00042.
(2)Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of August 17, 2022.	8-K	3.2	8/19/22
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
Apple Inc. | 2022 Form 10-K | 55

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.18	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.19	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.20	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.21	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.22	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.23	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.24	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.25	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
4.26	Officer’s Certificate of the Registrant, dated as of August 5, 2021, including forms of global notes representing the 1.400% Notes due 2028, 1.700% Notes due 2031, 2.700% Notes due 2051 and 2.850% Notes due 2061.	8-K	4.1	8/5/21
4.27	Indenture, dated as of October 28, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	10/29/21
4.28	Officer’s Certificate of the Registrant, dated as of August 8, 2022, including forms of global notes representing the 3.250% Notes due 2029, 3.350% Notes due 2032, 3.950% Notes due 2052 and 4.100% Notes due 2062.	8-K	4.1	8/8/22
Apple Inc. | 2022 Form 10-K | 56

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.29*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended November 9, 2021.	10-Q	10.1	12/25/21
10.4*	2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.5*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.6*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.7*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.17	9/29/18
10.8*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.18	9/29/18
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.15	9/28/19
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.16	9/28/19
10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.16	9/26/20
10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.17	9/26/20
10.13*	Form of CEO Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.1	12/26/20
10.14*	Form of CEO Performance Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.2	12/26/20
10.15*	2022 Employee Stock Plan.	8-K	10.1	3/4/22
10.16*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.2	3/4/22
10.17*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.3	3/4/22
10.18*	Apple Inc. Executive Cash Incentive Plan.	8-K	10.1	8/19/22
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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
Apple Inc. | 2022 Form 10-K | 57

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2022	Apple Inc.

	By:	/s/ Luca Maestri
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2022
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 27, 2022
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 27, 2022
CHRIS KONDO

/s/ James A. Bell	Director	October 27, 2022
JAMES A. BELL

/s/ Al Gore	Director	October 27, 2022
AL GORE

/s/ Alex Gorsky	Director	October 27, 2022
ALEX GORSKY

/s/ Andrea Jung	Director	October 27, 2022
ANDREA JUNG

/s/ Arthur D. Levinson	Director and Chair of the Board	October 27, 2022
ARTHUR D. LEVINSON

/s/ Monica Lozano	Director	October 27, 2022
MONICA LOZANO

/s/ Ronald D. Sugar	Director	October 27, 2022
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	October 27, 2022
SUSAN L. WAGNER
Apple Inc. | 2022 Form 10-K | 58