Form 10-Q
period 2022-12-31
Apple Inc.
filed 2023-02-03
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
Yes  ☐     No  ☒
15,821,946,000 shares of common stock were issued and outstanding as of January 20, 2023.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 31, 2022

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	December 31, 2022	December 25, 2021
Net sales:
Products	$96,388	$104,429
Services	20,766	19,516
Total net sales	117,154	123,945

Cost of sales:
Products	60,765	64,309
Services	6,057	5,393
Total cost of sales	66,822	69,702
Gross margin	50,332	54,243

Operating expenses:
Research and development	7,709	6,306
Selling, general and administrative	6,607	6,449
Total operating expenses	14,316	12,755

Operating income	36,016	41,488
Other income/(expense), net	(393)	(247)
Income before provision for income taxes	35,623	41,241
Provision for income taxes	5,625	6,611
Net income	$29,998	$34,630

Earnings per share:
Basic	$1.89	$2.11
Diluted	$1.88	$2.10

Shares used in computing earnings per share:
Basic	15,892,723	16,391,724
Diluted	15,955,718	16,519,291
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2023 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 31, 2022	December 25, 2021
Net income	$29,998	$34,630
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(14)	(360)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	(988)	362
Adjustment for net (gains)/losses realized and included in net income	(1,766)	93
Total change in unrealized gains/losses on derivative instruments	(2,754)	455

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	900	(1,176)
Adjustment for net (gains)/losses realized and included in net income	65	(9)
Total change in unrealized gains/losses on marketable debt securities	965	(1,185)

Total other comprehensive income/(loss)	(1,803)	(1,090)
Total comprehensive income	$28,195	$33,540
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2023 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	December 31, 2022	September 24, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$20,535	$23,646
Marketable securities	30,820	24,658
Accounts receivable, net	23,752	28,184
Inventories	6,820	4,946
Vendor non-trade receivables	30,428	32,748
Other current assets	16,422	21,223
Total current assets	128,777	135,405

Non-current assets:
Marketable securities	114,095	120,805
Property, plant and equipment, net	42,951	42,117
Other non-current assets	60,924	54,428
Total non-current assets	217,970	217,350
Total assets	$346,747	$352,755

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$57,918	$64,115
Other current liabilities	59,893	60,845
Deferred revenue	7,992	7,912
Commercial paper	1,743	9,982
Term debt	9,740	11,128
Total current liabilities	137,286	153,982

Non-current liabilities:
Term debt	99,627	98,959
Other non-current liabilities	53,107	49,142
Total non-current liabilities	152,734	148,101
Total liabilities	290,020	302,083

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,842,407 and 15,943,425 shares issued and outstanding, respectively	66,399	64,849
Retained earnings/(Accumulated deficit)	3,240	(3,068)
Accumulated other comprehensive income/(loss)	(12,912)	(11,109)
Total shareholders’ equity	56,727	50,672
Total liabilities and shareholders’ equity	$346,747	$352,755
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2023 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	December 31, 2022	December 25, 2021
Total shareholders’ equity, beginning balances	$50,672	$63,090

Common stock and additional paid-in capital:
Beginning balances	64,849	57,365
Common stock withheld related to net share settlement of equity awards	(1,434)	(1,263)
Share-based compensation	2,984	2,322
Ending balances	66,399	58,424

Retained earnings/(Accumulated deficit):
Beginning balances	(3,068)	5,562
Net income	29,998	34,630
Dividends and dividend equivalents declared	(3,712)	(3,665)
Common stock withheld related to net share settlement of equity awards	(978)	(1,730)
Common stock repurchased	(19,000)	(20,362)
Ending balances	3,240	14,435

Accumulated other comprehensive income/(loss):
Beginning balances	(11,109)	163
Other comprehensive income/(loss)	(1,803)	(1,090)
Ending balances	(12,912)	(927)

Total shareholders’ equity, ending balances	$56,727	$71,932

Dividends and dividend equivalents declared per share or RSU	$0.23	$0.22
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2023 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 31, 2022	December 25, 2021
Cash, cash equivalents and restricted cash, beginning balances	$24,977	$35,929
Operating activities:
Net income	29,998	34,630
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,916	2,697
Share-based compensation expense	2,905	2,265
Other	(317)	849
Changes in operating assets and liabilities:
Accounts receivable, net	4,275	(3,934)
Inventories	(1,807)	681
Vendor non-trade receivables	2,320	(9,812)
Other current and non-current assets	(4,099)	(4,921)
Accounts payable	(6,075)	19,813
Deferred revenue	131	462
Other current and non-current liabilities	3,758	4,236
Cash generated by operating activities	34,005	46,966
Investing activities:
Purchases of marketable securities	(5,153)	(34,913)
Proceeds from maturities of marketable securities	7,127	11,309
Proceeds from sales of marketable securities	509	10,675
Payments for acquisition of property, plant and equipment	(3,787)	(2,803)
Other	(141)	(374)
Cash used in investing activities	(1,445)	(16,106)
Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,316)	(2,888)
Payments for dividends and dividend equivalents	(3,768)	(3,732)
Repurchases of common stock	(19,475)	(20,478)
Repayments of term debt	(1,401)	—
Repayments of commercial paper, net	(8,214)	(1,000)
Other	(389)	(61)
Cash used in financing activities	(35,563)	(28,159)
Increase/(Decrease) in cash, cash equivalents and restricted cash	(3,003)	2,701
Cash, cash equivalents and restricted cash, ending balances	$21,974	$38,630
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$828	$5,235
Cash paid for interest	$703	$531
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2023 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 24, 2022.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first fiscal quarter of 2023. The Company’s fiscal years 2023 and 2022 span 53 and 52 weeks, respectively. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 31, 2022 and December 25, 2021 (net income in millions and shares in thousands):

	Three Months Ended
	December 31, 2022	December 25, 2021
Numerator:
Net income	$29,998	$34,630

Denominator:
Weighted-average basic shares outstanding	15,892,723	16,391,724
Effect of dilutive securities	62,995	127,567
Weighted-average diluted shares	15,955,718	16,519,291

Basic earnings per share	$1.89	$2.11
Diluted earnings per share	$1.88	$2.10
Approximately 89 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for the three months ended December 31, 2022 because their effect would have been antidilutive.
Apple Inc. | Q1 2023 Form 10-Q | 6

Note 2 – Revenue
Net sales disaggregated by significant products and services for the three months ended December 31, 2022 and December 25, 2021 were as follows (in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
iPhone® (1)	$65,775	$71,628
Mac® (1)	7,735	10,852
iPad® (1)	9,396	7,248
Wearables, Home and Accessories (1)(2)	13,482	14,701
Services (3)	20,766	19,516
Total net sales (4)	$117,154	$123,945
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
(4)Includes $3.4 billion of revenue recognized in the three months ended December 31, 2022 that was included in deferred revenue as of September 24, 2022 and $3.0 billion of revenue recognized in the three months ended December 25, 2021 that was included in deferred revenue as of September 25, 2021.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 9, “Segment Information and Geographic Data” for the three months ended December 31, 2022 and December 25, 2021, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of December 31, 2022 and September 24, 2022, the Company had total deferred revenue of $12.6 billion and $12.4 billion, respectively. As of December 31, 2022, the Company expects 63% of total deferred revenue to be realized in less than a year, 27% within one-to-two years, 8% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q1 2023 Form 10-Q | 7

Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 31, 2022 and September 24, 2022 (in millions):

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$17,908	$—	$—	$17,908	$17,908	$—	$—
Level 1 (1):
Money market funds	818	—	—	818	818	—	—
Mutual funds	330	2	(40)	292	—	292	—
Subtotal	1,148	2	(40)	1,110	818	292	—
Level 2 (2):
U.S. Treasury securities	24,128	1	(1,576)	22,553	13	9,105	13,435
U.S. agency securities	5,743	—	(643)	5,100	—	310	4,790
Non-U.S. government securities	17,778	14	(1,029)	16,763	—	9,907	6,856
Certificates of deposit and time deposits	2,025	—	—	2,025	1,795	230	—
Commercial paper	237	—	—	237	—	237	—
Corporate debt securities	85,895	14	(7,039)	78,870	1	10,377	68,492
Municipal securities	864	—	(26)	838	—	278	560
Mortgage- and asset-backed securities	22,448	3	(2,405)	20,046	—	84	19,962
Subtotal	159,118	32	(12,718)	146,432	1,809	30,528	114,095
Total (3)	$178,174	$34	$(12,758)	$165,450	$20,535	$30,820	$114,095

	September 24, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$18,546	$—	$—	$18,546	$18,546	$—	$—
Level 1 (1):
Money market funds	2,929	—	—	2,929	2,929	—	—
Mutual funds	274	—	(47)	227	—	227	—
Subtotal	3,203	—	(47)	3,156	2,929	227	—
Level 2 (2):
U.S. Treasury securities	25,134	—	(1,725)	23,409	338	5,091	17,980
U.S. agency securities	5,823	—	(655)	5,168	—	240	4,928
Non-U.S. government securities	16,948	2	(1,201)	15,749	—	8,806	6,943
Certificates of deposit and time deposits	2,067	—	—	2,067	1,805	262	—
Commercial paper	718	—	—	718	28	690	—
Corporate debt securities	87,148	9	(7,707)	79,450	—	9,023	70,427
Municipal securities	921	—	(35)	886	—	266	620
Mortgage- and asset-backed securities	22,553	—	(2,593)	19,960	—	53	19,907
Subtotal	161,312	11	(13,916)	147,407	2,171	24,431	120,805
Total (3)	$183,061	$11	$(13,963)	$169,109	$23,646	$24,658	$120,805
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
(3)As of December 31, 2022 and September 24, 2022, total marketable securities included $13.6 billion and $12.7 billion, respectively, that were restricted from general use, related to the European Commission decision finding that Ireland granted state aid to the Company, and other agreements.
Apple Inc. | Q1 2023 Form 10-Q | 8

The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of December 31, 2022 (in millions):

Due after 1 year through 5 years	$82,497
Due after 5 years through 10 years	14,243
Due after 10 years	17,355
Total fair value	$114,095
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of December 31, 2022, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 20 years.
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
The notional amounts of the Company’s outstanding derivative instruments as of December 31, 2022 and September 24, 2022 were as follows (in millions):

	December 31, 2022	September 24, 2022
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$66,054	$102,670
Interest rate contracts	$20,125	$20,125

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$134,971	$185,381
Apple Inc. | Q1 2023 Form 10-Q | 9

The gross fair values of the Company’s derivative assets and liabilities as of September 24, 2022 were as follows (in millions):

	September 24, 2022
	Fair Value of Derivatives Designated as Accounting Hedges	Fair Value of Derivatives Not Designated as Accounting Hedges	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$4,317	$2,819	$7,136

Derivative liabilities (2):
Foreign exchange contracts	$2,205	$2,547	$4,752
Interest rate contracts	$1,367	$—	$1,367
(1)Derivative assets are measured using Level 2 fair value inputs and are included in other current assets and other non-current assets in the Condensed Consolidated Balance Sheet.
(2)Derivative liabilities are measured using Level 2 fair value inputs and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet.
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
The carrying amounts of the Company’s hedged items in fair value hedges as of December 31, 2022 and September 24, 2022 were as follows (in millions):

	December 31, 2022	September 24, 2022
Hedged assets/(liabilities):
Current and non-current marketable securities	$14,311	$13,378
Current and non-current term debt	$(18,731)	$(18,739)
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
As of both December 31, 2022 and September 24, 2022, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 11% and 10%, respectively. The Company’s cellular network carriers accounted for 43% and 44% of total trade receivables as of December 31, 2022 and September 24, 2022, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of December 31, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 16%. As of September 24, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 13%.
Apple Inc. | Q1 2023 Form 10-Q | 10

Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 31, 2022 and September 24, 2022 (in millions):
Inventories

	December 31, 2022	September 24, 2022
Components	$2,513	$1,637
Finished goods	4,307	3,309
Total inventories	$6,820	$4,946
Property, Plant and Equipment, Net

	December 31, 2022	September 24, 2022
Gross property, plant and equipment	$110,995	$114,457
Accumulated depreciation and amortization	(68,044)	(72,340)
Total property, plant and equipment, net	$42,951	$42,117
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Interest and dividend income	$868	$650
Interest expense	(1,003)	(694)
Other expense, net	(258)	(203)
Total other income/(expense), net	$(393)	$(247)
Note 5 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 31, 2022 and September 24, 2022, the Company had $1.7 billion and $10.0 billion of Commercial Paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the three months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(5,569)	$1,339

Maturities greater than 90 days:
Proceeds from commercial paper	—	1,191
Repayments of commercial paper	(2,645)	(3,530)
Repayments of commercial paper, net	(2,645)	(2,339)

Total repayments of commercial paper, net	$(8,214)	$(1,000)
Apple Inc. | Q1 2023 Form 10-Q | 11

Term Debt
As of December 31, 2022 and September 24, 2022, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $109.4 billion and $110.1 billion, respectively (collectively the “Notes”). As of December 31, 2022 and September 24, 2022, the fair value of the Company’s Notes, based on Level 2 inputs, was $98.0 billion and $98.8 billion, respectively.
Note 6 – Shareholders’ Equity
Share Repurchase Program
During the three months ended December 31, 2022, the Company repurchased 133 million shares of its common stock for $19.0 billion under a share repurchase program authorized by the Board of Directors (the “Program”). The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Note 7 – Benefit Plans
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 31, 2022 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 24, 2022	201,501	$109.48
RSUs granted	82,123	$149.85
RSUs vested	(47,298)	$84.46
RSUs canceled	(2,958)	$120.26
Balance as of December 31, 2022	233,368	$128.62	$30,322
The fair value as of the respective vesting dates of RSUs was $6.8 billion and $8.5 billion for the three months ended December 31, 2022 and December 25, 2021, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Share-based compensation expense	$2,905	$2,265
Income tax benefit related to share-based compensation expense	$(1,178)	$(1,536)
As of December 31, 2022, the total unrecognized compensation cost related to outstanding RSUs and stock options was $25.5 billion, which the Company expects to recognize over a weighted-average period of 3.0 years.
Apple Inc. | Q1 2023 Form 10-Q | 12

Note 8 – Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed content and distribution rights. Future payments under noncancelable unconditional purchase obligations with a remaining term in excess of one year as of December 31, 2022, are as follows (in millions):

2023 (remaining nine months)	$2,899
2024	2,897
2025	1,584
2026	6,554
2027	348
Thereafter	444
Total	$14,726
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
Note 9 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Americas:
Net sales	$49,278	$51,496
Operating income	$17,864	$19,585

Europe:
Net sales	$27,681	$29,749
Operating income	$10,017	$11,545

Greater China:
Net sales	$23,905	$25,783
Operating income	$10,437	$11,183

Japan:
Net sales	$6,755	$7,107
Operating income	$3,236	$3,349

Rest of Asia Pacific:
Net sales	$9,535	$9,810
Operating income	$3,851	$3,995
Apple Inc. | Q1 2023 Form 10-Q | 13

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and December 25, 2021 is as follows (in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Segment operating income	$45,405	$49,657
Research and development expense	(7,709)	(6,306)
Other corporate expenses, net	(1,680)	(1,863)
Total operating income	$36,016	$41,488
Apple Inc. | Q1 2023 Form 10-Q | 14

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022 (the “2022 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
The following discussion should be read in conjunction with the 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
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
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first quarter of 2023. The Company’s fiscal years 2023 and 2022 span 53 and 52 weeks, respectively.
Quarterly Highlights
Total net sales decreased 5% or $6.8 billion during the first quarter of 2023 compared to the same quarter in 2022 due to the weakness in foreign currencies relative to the U.S. dollar. The weakness in foreign currencies contributed to lower net sales of iPhone and Mac, which was partially offset by higher net sales of iPad.
During the first quarter of 2023, the Company announced a new iPad, a new iPad Pro® powered by the Apple M2 chip, and a new Apple TV 4K.
The Company repurchased $19.0 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion during the first quarter of 2023.
Apple Inc. | Q1 2023 Form 10-Q | 15

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
Certain of the Company’s outsourcing partners, component suppliers and logistical service providers have experienced, and could in the future experience, disruptions related to the COVID-19 pandemic, resulting in supply shortages. During the first quarter of 2023, COVID-related impacts temporarily affected the Company’s primary iPhone 14 Pro and iPhone 14 Pro Max assembly facility located in Zhengzhou, China. The facility operated at significantly reduced capacity, impacting iPhone 14 Pro and iPhone Pro Max shipments.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, rising interest rates and currency fluctuations, have direct and indirect impacts on the Company’s business. The Company believes these factors have impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
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
The following table shows net sales by reportable segment for the three months ended December 31, 2022 and December 25, 2021 (dollars in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
Net sales by reportable segment:
Americas	$49,278	$51,496	(4)%
Europe	27,681	29,749	(7)%
Greater China	23,905	25,783	(7)%
Japan	6,755	7,107	(5)%
Rest of Asia Pacific	9,535	9,810	(3)%
Total net sales	$117,154	$123,945	(5)%
Americas
Americas net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to lower net sales of iPhone and Mac, partially offset by higher net sales of Services and iPad. The weakness of the Canadian dollar relative to the U.S. dollar had an unfavorable year-over-year impact on Americas net sales during the first quarter of 2023.
Europe
Europe net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due to the weakness in foreign currencies relative to the U.S. dollar, which contributed to lower net sales of iPhone and Mac.
Apple Inc. | Q1 2023 Form 10-Q | 16

Greater China
Greater China net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due to the weakness of the renminbi relative to the U.S. dollar. The weakness of the renminbi contributed to lower net sales of iPhone, which was partially offset by higher net sales of iPad.
Japan
Japan net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due to the weakness of the yen relative to the U.S. dollar, which contributed to lower net sales of Services and Mac.
Rest of Asia Pacific
Rest of Asia Pacific net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due to the weakness in foreign currencies relative to the U.S. dollar. The weakness in foreign currencies contributed to lower net sales of iPhone and Mac, which was partially offset by higher net sales of Services and iPad.
Products and Services Performance
The following table shows net sales by category for the three months ended December 31, 2022 and December 25, 2021 (dollars in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021	Change
Net sales by category:
iPhone (1)	$65,775	$71,628	(8)%
Mac (1)	7,735	10,852	(29)%
iPad (1)	9,396	7,248	30%
Wearables, Home and Accessories (1)(2)	13,482	14,701	(8)%
Services (3)	20,766	19,516	6%
Total net sales	$117,154	$123,945	(5)%
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
iPhone
iPhone net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to lower net sales from the Company’s new iPhone models launched in the fourth quarter of 2022.
Mac
Mac net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to lower net sales of MacBook Pro®.
iPad
iPad net sales increased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to higher net sales of iPad and iPad Air®.
Apple Inc. | Q1 2023 Form 10-Q | 17

Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to lower net sales of AirPods, partially offset by higher net sales of Watch.
Services
Services net sales increased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to higher net sales from cloud services, the App Store® and music.
Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 31, 2022 and December 25, 2021 were as follows (dollars in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Gross margin:
Products	$35,623	$40,120
Services	14,709	14,123
Total gross margin	$50,332	$54,243

Gross margin percentage:
Products	37.0%	38.4%
Services	70.8%	72.4%
Total gross margin percentage	43.0%	43.8%
Products Gross Margin
Products gross margin decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to the weakness in foreign currencies relative to the U.S. dollar and lower Products volume.
Products gross margin percentage decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to higher Services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services gross margin percentage decreased during the first quarter of 2023 compared to the same quarter in 2022 due primarily to the weakness in foreign currencies relative to the U.S. dollar and higher Services costs, partially offset by improved leverage.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q1 2023 Form 10-Q | 18

Operating Expenses
Operating expenses for the three months ended December 31, 2022 and December 25, 2021 were as follows (dollars in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Research and development	$7,709	$6,306
Percentage of total net sales	7%	5%
Selling, general and administrative	$6,607	$6,449
Percentage of total net sales	6%	5%
Total operating expenses	$14,316	$12,755
Percentage of total net sales	12%	10%
Research and Development
The growth in research and development (“R&D”) expense during the first quarter of 2023 compared to the same quarter in 2022 was driven primarily by increases in headcount-related expenses.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2023 compared to the same quarter in 2022 was driven primarily by increases in headcount-related expenses.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 31, 2022 and December 25, 2021 were as follows (dollars in millions):

	Three Months Ended
	December 31, 2022	December 25, 2021
Provision for income taxes	$5,625	$6,611
Effective tax rate	15.8%	16.0%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2023 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation, and the U.S. federal R&D credit, partially offset by state income taxes.
The Company’s effective tax rate for the first quarter of 2023 was lower compared to the same quarter in 2022 due primarily to a higher U.S. federal R&D credit, lower state income taxes and a lower effective tax rate on foreign earnings, largely offset by lower tax benefits from share-based compensation.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2022 Form 10-K, except for commercial paper and manufacturing purchase obligations.
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. As of December 31, 2022, the Company had $1.7 billion of Commercial Paper outstanding, all of which was payable within 12 months.
Apple Inc. | Q1 2023 Form 10-Q | 19

Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of December 31, 2022, the Company had manufacturing purchase obligations of $55.1 billion, with $54.8 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
In addition to its contractual cash requirements, the Company has a capital return program authorized by the Board of Directors. The share repurchase program (the “Program”) does not obligate the Company to acquire a minimum amount of shares. As of December 31, 2022, the Company’s quarterly cash dividend was $0.23 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2022 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q1 2023 Form 10-Q | 20

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
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the first quarter of 2023 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 25, 2022 to October 29, 2022:
Open market and privately negotiated purchases	69,169	$144.57	69,169

October 30, 2022 to November 26, 2022:
Open market and privately negotiated purchases	23,113	$149.26	23,113

November 27, 2022 to December 31, 2022:
Open market and privately negotiated purchases	40,557	$136.85	40,557
Total	132,839			$41,665
(1)On April 28, 2022, the Board of Directors authorized the purchase of an additional $90 billion of the Company’s common stock under the Program. As of December 31, 2022, total utilization under the April 2022 authorization was $48.3 billion. The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Apple Inc. | Q1 2023 Form 10-Q | 21

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2022, Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.
10.2*	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.
Apple Inc. | Q1 2023 Form 10-Q | 22

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2023	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q1 2023 Form 10-Q | 23