Form 10-Q
period 2023-04-01
Apple Inc.
filed 2023-05-05
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
or
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
Yes  ☐     No  ☒
15,728,702,000 shares of common stock were issued and outstanding as of April 21, 2023.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended April 1, 2023

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Net sales:
Products	$73,929	$77,457	$170,317	$181,886
Services	20,907	19,821	41,673	39,337
Total net sales	94,836	97,278	211,990	221,223

Cost of sales:
Products	46,795	49,290	107,560	113,599
Services	6,065	5,429	12,122	10,822
Total cost of sales	52,860	54,719	119,682	124,421
Gross margin	41,976	42,559	92,308	96,802

Operating expenses:
Research and development	7,457	6,387	15,166	12,693
Selling, general and administrative	6,201	6,193	12,808	12,642
Total operating expenses	13,658	12,580	27,974	25,335

Operating income	28,318	29,979	64,334	71,467
Other income/(expense), net	64	160	(329)	(87)
Income before provision for income taxes	28,382	30,139	64,005	71,380
Provision for income taxes	4,222	5,129	9,847	11,740
Net income	$24,160	$25,010	$54,158	$59,640

Earnings per share:
Basic	$1.53	$1.54	$3.42	$3.65
Diluted	$1.52	$1.52	$3.41	$3.62

Shares used in computing earnings per share:
Basic	15,787,154	16,278,802	15,839,939	16,335,263
Diluted	15,847,050	16,403,316	15,901,384	16,461,304
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2023 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Net income	$24,160	$25,010	$54,158	$59,640
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(95)	(21)	(109)	(381)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	(13)	334	(1,001)	696
Adjustment for net (gains)/losses realized and included in net income	(191)	(301)	(1,957)	(208)
Total change in unrealized gains/losses on derivative instruments	(204)	33	(2,958)	488

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	1,403	(5,633)	2,303	(6,809)
Adjustment for net (gains)/losses realized and included in net income	62	54	127	45
Total change in unrealized gains/losses on marketable debt securities	1,465	(5,579)	2,430	(6,764)

Total other comprehensive income/(loss)	1,166	(5,567)	(637)	(6,657)
Total comprehensive income	$25,326	$19,443	$53,521	$52,983
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2023 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	April 1, 2023	September 24, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$24,687	$23,646
Marketable securities	31,185	24,658
Accounts receivable, net	17,936	28,184
Inventories	7,482	4,946
Vendor non-trade receivables	17,963	32,748
Other current assets	13,660	21,223
Total current assets	112,913	135,405

Non-current assets:
Marketable securities	110,461	120,805
Property, plant and equipment, net	43,398	42,117
Other non-current assets	65,388	54,428
Total non-current assets	219,247	217,350
Total assets	$332,160	$352,755

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$42,945	$64,115
Other current liabilities	56,425	60,845
Deferred revenue	8,131	7,912
Commercial paper	1,996	9,982
Term debt	10,578	11,128
Total current liabilities	120,075	153,982

Non-current liabilities:
Term debt	97,041	98,959
Other non-current liabilities	52,886	49,142
Total non-current liabilities	149,927	148,101
Total liabilities	270,002	302,083

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,723,406 and 15,943,425 shares issued and outstanding, respectively	69,568	64,849
Retained earnings/(Accumulated deficit)	4,336	(3,068)
Accumulated other comprehensive income/(loss)	(11,746)	(11,109)
Total shareholders’ equity	62,158	50,672
Total liabilities and shareholders’ equity	$332,160	$352,755
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2023 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Total shareholders’ equity, beginning balances	$56,727	$71,932	$50,672	$63,090

Common stock and additional paid-in capital:
Beginning balances	66,399	58,424	64,849	57,365
Common stock issued	690	593	690	593
Common stock withheld related to net share settlement of equity awards	(281)	(149)	(1,715)	(1,412)
Share-based compensation	2,760	2,313	5,744	4,635
Ending balances	69,568	61,181	69,568	61,181

Retained earnings/(Accumulated deficit):
Beginning balances	3,240	14,435	(3,068)	5,562
Net income	24,160	25,010	54,158	59,640
Dividends and dividend equivalents declared	(3,684)	(3,633)	(7,396)	(7,298)
Common stock withheld related to net share settlement of equity awards	(152)	(190)	(1,130)	(1,920)
Common stock repurchased	(19,228)	(22,910)	(38,228)	(43,272)
Ending balances	4,336	12,712	4,336	12,712

Accumulated other comprehensive income/(loss):
Beginning balances	(12,912)	(927)	(11,109)	163
Other comprehensive income/(loss)	1,166	(5,567)	(637)	(6,657)
Ending balances	(11,746)	(6,494)	(11,746)	(6,494)

Total shareholders’ equity, ending balances	$62,158	$67,399	$62,158	$67,399

Dividends and dividend equivalents declared per share or RSU	$0.23	$0.22	$0.46	$0.44
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2023 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	April 1, 2023	March 26, 2022
Cash, cash equivalents and restricted cash, beginning balances	$24,977	$35,929

Operating activities:
Net income	54,158	59,640
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,814	5,434
Share-based compensation expense	5,591	4,517
Other	(1,732)	1,068
Changes in operating assets and liabilities:
Accounts receivable, net	9,596	5,542
Inventories	(2,548)	1,065
Vendor non-trade receivables	14,785	643
Other current and non-current assets	(4,092)	(3,542)
Accounts payable	(20,764)	(1,750)
Other current and non-current liabilities	1,757	2,515
Cash generated by operating activities	62,565	75,132

Investing activities:
Purchases of marketable securities	(11,197)	(61,987)
Proceeds from maturities of marketable securities	17,124	18,000
Proceeds from sales of marketable securities	1,897	24,668
Payments for acquisition of property, plant and equipment	(6,703)	(5,317)
Other	(247)	(735)
Cash generated by/(used in) investing activities	874	(25,371)

Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,734)	(3,218)
Payments for dividends and dividend equivalents	(7,418)	(7,327)
Repurchases of common stock	(39,069)	(43,109)
Repayments of term debt	(3,651)	(3,750)
Proceeds from/(Repayments of) commercial paper, net	(7,960)	999
Other	(455)	(105)
Cash used in financing activities	(61,287)	(56,510)

Increase/(Decrease) in cash, cash equivalents and restricted cash	2,152	(6,749)
Cash, cash equivalents and restricted cash, ending balances	$27,129	$29,180

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$4,894	$9,301
Cash paid for interest	$1,873	$1,406
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2023 Form 10-Q | 5

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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended April 1, 2023 and March 26, 2022 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Numerator:
Net income	$24,160	$25,010	$54,158	$59,640

Denominator:
Weighted-average basic shares outstanding	15,787,154	16,278,802	15,839,939	16,335,263
Effect of dilutive securities	59,896	124,514	61,445	126,041
Weighted-average diluted shares	15,847,050	16,403,316	15,901,384	16,461,304

Basic earnings per share	$1.53	$1.54	$3.42	$3.65
Diluted earnings per share	$1.52	$1.52	$3.41	$3.62
Approximately 48 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for the six months ended April 1, 2023 because their effect would have been antidilutive.
Apple Inc. | Q2 2023 Form 10-Q | 6

Note 2 – Revenue
Net sales disaggregated by significant products and services for the three- and six-month periods ended April 1, 2023 and March 26, 2022 were as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
iPhone®	$51,334	$50,570	$117,109	$122,198
Mac®	7,168	10,435	14,903	21,287
iPad®	6,670	7,646	16,066	14,894
Wearables, Home and Accessories	8,757	8,806	22,239	23,507
Services	20,907	19,821	41,673	39,337
Total net sales	$94,836	$97,278	$211,990	$221,223
Total net sales include $3.5 billion of revenue recognized in the three months ended April 1, 2023 that was included in deferred revenue as of December 31, 2022, $3.0 billion of revenue recognized in the three months ended March 26, 2022 that was included in deferred revenue as of December 25, 2021, $5.5 billion of revenue recognized in the six months ended April 1, 2023 that was included in deferred revenue as of September 24, 2022, and $4.8 billion of revenue recognized in the six months ended March 26, 2022 that was included in deferred revenue as of September 25, 2021.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three- and six-month periods ended April 1, 2023 and March 26, 2022, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of April 1, 2023 and September 24, 2022, the Company had total deferred revenue of $12.5 billion and $12.4 billion, respectively. As of April 1, 2023, the Company expects 65% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 7% within two-to-three years and 2% in greater than three years.
Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of April 1, 2023 and September 24, 2022 (in millions):

	April 1, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$20,050	$—	$—	$20,050	$20,050	$—	$—
Level 1 (1):
Money market funds	1,656	—	—	1,656	1,656	—	—
Mutual funds	345	5	(26)	324	—	324	—
Subtotal	2,001	5	(26)	1,980	1,656	324	—
Level 2 (2):
U.S. Treasury securities	22,754	1	(1,262)	21,493	9	8,002	13,482
U.S. agency securities	5,743	—	(538)	5,205	—	199	5,006
Non-U.S. government securities	17,380	20	(961)	16,439	—	10,222	6,217
Certificates of deposit and time deposits	2,999	—	—	2,999	2,881	118	—
Commercial paper	271	—	—	271	—	271	—
Corporate debt securities	82,802	32	(6,049)	76,785	91	11,676	65,018
Municipal securities	790	—	(20)	770	—	257	513
Mortgage- and asset-backed securities	22,438	9	(2,106)	20,341	—	116	20,225
Subtotal	155,177	62	(10,936)	144,303	2,981	30,861	110,461
Total (3)	$177,228	$67	$(10,962)	$166,333	$24,687	$31,185	$110,461
Apple Inc. | Q2 2023 Form 10-Q | 7

	September 24, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$18,546	$—	$—	$18,546	$18,546	$—	$—
Level 1 (1):
Money market funds	2,929	—	—	2,929	2,929	—	—
Mutual funds	274	—	(47)	227	—	227	—
Subtotal	3,203	—	(47)	3,156	2,929	227	—
Level 2 (2):
U.S. Treasury securities	25,134	—	(1,725)	23,409	338	5,091	17,980
U.S. agency securities	5,823	—	(655)	5,168	—	240	4,928
Non-U.S. government securities	16,948	2	(1,201)	15,749	—	8,806	6,943
Certificates of deposit and time deposits	2,067	—	—	2,067	1,805	262	—
Commercial paper	718	—	—	718	28	690	—
Corporate debt securities	87,148	9	(7,707)	79,450	—	9,023	70,427
Municipal securities	921	—	(35)	886	—	266	620
Mortgage- and asset-backed securities	22,553	—	(2,593)	19,960	—	53	19,907
Subtotal	161,312	11	(13,916)	147,407	2,171	24,431	120,805
Total (3)	$183,061	$11	$(13,963)	$169,109	$23,646	$24,658	$120,805
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
(3)As of April 1, 2023 and September 24, 2022, total marketable securities included $13.1 billion and $12.7 billion, respectively, that were restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of April 1, 2023 (in millions):

Due after 1 year through 5 years	$81,352
Due after 5 years through 10 years	11,928
Due after 10 years	17,181
Total fair value	$110,461
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of April 1, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 19 years.
Apple Inc. | Q2 2023 Form 10-Q | 8

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
The notional amounts of the Company’s outstanding derivative instruments as of April 1, 2023 and September 24, 2022 were as follows (in millions):

	April 1, 2023	September 24, 2022
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$51,119	$102,670
Interest rate contracts	$19,375	$20,125

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$111,696	$185,381
The gross fair values of the Company’s derivative assets and liabilities as of September 24, 2022 were as follows (in millions):

	September 24, 2022
	Fair Value of Derivatives Designated as Accounting Hedges	Fair Value of Derivatives Not Designated as Accounting Hedges	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$4,317	$2,819	$7,136

Derivative liabilities (2):
Foreign exchange contracts	$2,205	$2,547	$4,752
Interest rate contracts	$1,367	$—	$1,367
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
The carrying amounts of the Company’s hedged items in fair value hedges as of April 1, 2023 and September 24, 2022 were as follows (in millions):

	April 1, 2023	September 24, 2022
Hedged assets/(liabilities):
Current and non-current marketable securities	$14,651	$13,378
Current and non-current term debt	$(18,249)	$(18,739)
Apple Inc. | Q2 2023 Form 10-Q | 9

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
As of both April 1, 2023 and September 24, 2022, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 32% and 44% of total trade receivables as of April 1, 2023 and September 24, 2022, respectively.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of April 1, 2023, the Company had three vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 43%, 19% and 13%. As of September 24, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 13%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of April 1, 2023 and September 24, 2022 (in millions):
Inventories

	April 1, 2023	September 24, 2022
Components	$3,379	$1,637
Finished goods	4,103	3,309
Total inventories	$7,482	$4,946
Property, Plant and Equipment, Net

	April 1, 2023	September 24, 2022
Gross property, plant and equipment	$113,066	$114,457
Accumulated depreciation and amortization	(69,668)	(72,340)
Total property, plant and equipment, net	$43,398	$42,117
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and six-month periods ended April 1, 2023 and March 26, 2022 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Interest and dividend income	$918	$700	$1,786	$1,350
Interest expense	(930)	(691)	(1,933)	(1,385)
Other income/(expense), net	76	151	(182)	(52)
Total other income/(expense), net	$64	$160	$(329)	$(87)
Apple Inc. | Q2 2023 Form 10-Q | 10

Note 5 – Income Taxes
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the European Commission appealed the General Court’s decision to the European Court of Justice and a hearing has been scheduled for May 23, 2023. The Company believes it would be eligible to claim a U.S. foreign tax credit for a portion of any incremental Irish corporate income taxes potentially due related to the State Aid Decision.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of April 1, 2023 and September 24, 2022, the Company had $2.0 billion and $10.0 billion of Commercial Paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the six months ended April 1, 2023 and March 26, 2022 (in millions):

	Six Months Ended
	April 1, 2023	March 26, 2022
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(5,315)	$4,952

Maturities greater than 90 days:
Proceeds from commercial paper	—	1,191
Repayments of commercial paper	(2,645)	(5,144)
Repayments of commercial paper, net	(2,645)	(3,953)

Total proceeds from/(repayments of) commercial paper, net	$(7,960)	$999
Term Debt
As of April 1, 2023 and September 24, 2022, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $107.6 billion and $110.1 billion, respectively (collectively the “Notes”). As of April 1, 2023 and September 24, 2022, the fair value of the Company’s Notes, based on Level 2 inputs, was $98.4 billion and $98.8 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the six months ended April 1, 2023, the Company repurchased 262 million shares of its common stock under an authorized share repurchase program for $38.1 billion, excluding excise tax due under the Inflation Reduction Act of 2022. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Apple Inc. | Q2 2023 Form 10-Q | 11

Note 8 – Benefit Plans
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended April 1, 2023 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 24, 2022	201,501	$109.48
RSUs granted	84,902	$149.73
RSUs vested	(54,795)	$86.72
RSUs canceled	(4,671)	$122.79
Balance as of April 1, 2023	226,937	$129.76	$37,422
The fair value as of the respective vesting dates of RSUs was $1.1 billion and $8.0 billion for the three- and six-month periods ended April 1, 2023, respectively, and was $1.0 billion and $9.5 billion for the three- and six-month periods ended March 26, 2022, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended April 1, 2023 and March 26, 2022 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Share-based compensation expense	$2,686	$2,252	$5,591	$4,517
Income tax benefit related to share-based compensation expense	$(620)	$(649)	$(1,798)	$(2,185)
As of April 1, 2023, the total unrecognized compensation cost related to outstanding RSUs and stock options was $23.2 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 9 – Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed content and distribution rights. Future payments under noncancelable unconditional purchase obligations with a remaining term in excess of one year as of April 1, 2023, are as follows (in millions):

2023 (remaining six months)	$2,263
2024	2,716
2025	2,028
2026	2,602
2027	571
Thereafter	5,897
Total	$16,077
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
Apple Inc. | Q2 2023 Form 10-Q | 12

Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and six-month periods ended April 1, 2023 and March 26, 2022 (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Americas:
Net sales	$37,784	$40,882	$87,062	$92,378
Operating income	$13,927	$15,279	$31,791	$34,864

Europe:
Net sales	$23,945	$23,287	$51,626	$53,036
Operating income	$9,368	$8,505	$19,385	$20,050

Greater China:
Net sales	$17,812	$18,343	$41,717	$44,126
Operating income	$7,531	$8,112	$17,968	$19,295

Japan:
Net sales	$7,176	$7,724	$13,931	$14,831
Operating income	$3,394	$3,496	$6,630	$6,845

Rest of Asia Pacific:
Net sales	$8,119	$7,042	$17,654	$16,852
Operating income	$3,268	$2,823	$7,119	$6,818
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended April 1, 2023 and March 26, 2022 is as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Segment operating income	$37,488	$38,215	$82,893	$87,872
Research and development expense	(7,457)	(6,387)	(15,166)	(12,693)
Other corporate expenses, net	(1,713)	(1,849)	(3,393)	(3,712)
Total operating income	$28,318	$29,979	$64,334	$71,467
Apple Inc. | Q2 2023 Form 10-Q | 13

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022 (the “2022 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Quarterly Highlights
Weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on the Company’s total net sales, which decreased 3% or $2.4 billion during the second quarter of 2023 compared to the same quarter in 2022. The year-over-year net sales decrease consisted primarily of lower net sales of Mac, partially offset by higher net sales of Services.
During the second quarter of 2023, the Company announced the following new products:
•MacBook Pro® 14” and MacBook Pro 16”, powered by the Apple M2 Pro and M2 Max chip;
•Mac mini®, powered by the Apple M2 and M2 Pro chip; and
•Second-generation HomePod®.
The Company repurchased $19.1 billion of its common stock and paid dividends and dividend equivalents of $3.7 billion during the second quarter of 2023.
Apple Inc. | Q2 2023 Form 10-Q | 14

Macroeconomic Conditions
Macroeconomic conditions, including inflation, changes in interest rates, and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Segment Operating Performance
The following table shows net sales by reportable segment for the three- and six-month periods ended April 1, 2023 and March 26, 2022 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2023	March 26, 2022	Change	April 1, 2023	March 26, 2022	Change
Net sales by reportable segment:
Americas	$37,784	$40,882	(8)%	$87,062	$92,378	(6)%
Europe	23,945	23,287	3%	51,626	53,036	(3)%
Greater China	17,812	18,343	(3)%	41,717	44,126	(5)%
Japan	7,176	7,724	(7)%	13,931	14,831	(6)%
Rest of Asia Pacific	8,119	7,042	15%	17,654	16,852	5%
Total net sales	$94,836	$97,278	(3)%	$211,990	$221,223	(4)%
Americas
Americas net sales decreased during the second quarter and first six months of 2023 compared to the same periods in 2022 due primarily to lower net sales of iPhone and Mac, partially offset by higher net sales of Services.
Europe
The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Europe net sales during the second quarter and first six months of 2023. During the second quarter of 2023, the Europe net sales increase consisted primarily of higher net sales of iPhone, partially offset by lower net sales of Mac. During the first six months of 2023, the Europe net sales decrease consisted primarily of lower net sales of Mac, partially offset by higher net sales of iPhone.
Greater China
The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during the second quarter and first six months of 2023. During the second quarter and first six months of 2023, the Greater China net sales decrease consisted primarily of lower net sales of iPhone and Mac.
Japan
The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the second quarter and first six months of 2023. During the second quarter of 2023, the Japan net sales decrease consisted primarily of lower net sales of iPad, Services and iPhone. During the first six months of 2023, the Japan net sales decrease consisted primarily of lower net sales of Services, Wearables, Home and Accessories and Mac.
Rest of Asia Pacific
The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on Rest of Asia Pacific net sales during the second quarter and first six months of 2023. During the second quarter and first six months of 2023, the Rest of Asia Pacific net sales increase consisted primarily of higher net sales of iPhone, partially offset by lower net sales of Mac.
Apple Inc. | Q2 2023 Form 10-Q | 15

Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended April 1, 2023 and March 26, 2022 (dollars in millions):

	Three Months Ended			Six Months Ended
	April 1, 2023	March 26, 2022	Change	April 1, 2023	March 26, 2022	Change
Net sales by category:
iPhone	$51,334	$50,570	2%	$117,109	$122,198	(4)%
Mac	7,168	10,435	(31)%	14,903	21,287	(30)%
iPad	6,670	7,646	(13)%	16,066	14,894	8%
Wearables, Home and Accessories	8,757	8,806	(1)%	22,239	23,507	(5)%
Services	20,907	19,821	5%	41,673	39,337	6%
Total net sales	$94,836	$97,278	(3)%	$211,990	$221,223	(4)%
iPhone
iPhone net sales were relatively flat during the second quarter of 2023 compared to the second quarter of 2022. Year-over-year iPhone net sales decreased during the first six months of 2023 due primarily to lower net sales from the Company’s new iPhone models launched in the fourth quarter of 2022.
Mac
Mac net sales decreased during the second quarter and first six months of 2023 compared to the same periods in 2022 due primarily to lower net sales of MacBook Pro.
iPad
iPad net sales decreased during the second quarter of 2023 compared to the second quarter of 2022 due primarily to lower net sales of iPad Pro® and iPad Air®. Year-over-year iPad net sales increased during the first six months of 2023 due primarily to higher net sales of iPad, partially offset by lower net sales of iPad mini®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales were relatively flat during the second quarter of 2023 compared to the second quarter of 2022. Year-over-year Wearables, Home and Accessories net sales decreased during the first six months of 2023 due primarily to lower net sales of AirPods®.
Services
Services net sales increased during the second quarter and first six months of 2023 compared to the same periods in 2022 due primarily to higher net sales from cloud services, music and advertising.
Apple Inc. | Q2 2023 Form 10-Q | 16

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended April 1, 2023 and March 26, 2022 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Gross margin:
Products	$27,134	$28,167	$62,757	$68,287
Services	14,842	14,392	29,551	28,515
Total gross margin	$41,976	$42,559	$92,308	$96,802

Gross margin percentage:
Products	36.7%	36.4%	36.8%	37.5%
Services	71.0%	72.6%	70.9%	72.5%
Total gross margin percentage	44.3%	43.7%	43.5%	43.8%
Products Gross Margin
Products gross margin decreased during the second quarter and first six months of 2023 compared to the same periods in 2022 due primarily to lower Products volume and the weakness in foreign currencies relative to the U.S. dollar, partially offset by a different Products mix.
Products gross margin percentage increased during the second quarter of 2023 compared to the second quarter of 2022 due primarily to a different Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar. Year-over-year Products gross margin percentage decreased during the first six months of 2023 due primarily to the weakness in foreign currencies relative to the U.S. dollar, partially offset by a different Products mix.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2023 compared to the same periods in 2022 due primarily to higher Services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar and higher Services costs.
Services gross margin percentage decreased during the second quarter and first six months of 2023 compared to the same periods in 2022 due primarily to the weakness in foreign currencies relative to the U.S. dollar and higher Services costs, partially offset by improved leverage.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q2 2023 Form 10-Q | 17

Operating Expenses
Operating expenses for the three- and six-month periods ended April 1, 2023 and March 26, 2022 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Research and development	$7,457	$6,387	$15,166	$12,693
Percentage of total net sales	8%	7%	7%	6%
Selling, general and administrative	$6,201	$6,193	$12,808	$12,642
Percentage of total net sales	7%	6%	6%	6%
Total operating expenses	$13,658	$12,580	$27,974	$25,335
Percentage of total net sales	14%	13%	13%	11%
Research and Development
The growth in research and development (“R&D”) expense during the second quarter and first six months of 2023 compared to the same periods in 2022 was driven primarily by increases in headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense was relatively flat during the second quarter and first six months of 2023 compared to the same periods in 2022.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended April 1, 2023 and March 26, 2022 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Provision for income taxes	$4,222	$5,129	$9,847	$11,740
Effective tax rate	14.9%	17.0%	15.4%	16.4%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter of 2023 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings and the U.S. federal R&D credit, partially offset by state income taxes. The Company’s effective tax rate for the first six months of 2023 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, the U.S. federal R&D credit and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for the second quarter of 2023 was lower compared to the second quarter of 2022 due primarily to the impact of U.S. foreign tax credit regulations issued by the U.S. Department of the Treasury in 2022 and a higher U.S. federal R&D credit. The Company’s effective tax rate for the first six months of 2023 was lower compared to the same period in 2022 due primarily to the impact of U.S. foreign tax credit regulations issued by the U.S. Department of the Treasury in 2022 and a higher U.S. federal R&D credit, partially offset by lower tax benefits from share-based compensation.
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
Apple Inc. | Q2 2023 Form 10-Q | 18

Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. As of April 1, 2023, the Company had $2.0 billion of Commercial Paper outstanding, all of which was payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of April 1, 2023, the Company had manufacturing purchase obligations of $40.5 billion, with $40.1 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program, under which the remaining availability was $22.6 billion as of April 1, 2023. On May 4, 2023, the Company announced the Board of Directors had authorized an additional program to repurchase up to $90 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares.
On May 4, 2023, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.23 to $0.24 per share, beginning with the dividend to be paid during the third quarter of 2023. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of April 1, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q2 2023 Form 10-Q | 19

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “Northern California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store®. The Company filed a counterclaim for breach of contract. On September 10, 2021, the Northern California District Court ruled in favor of the Company with respect to nine out of the ten counts included in Epic’s claim, and in favor of the Company with respect to the Company’s claims for breach of contract. The Northern California District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction. On April 24, 2023, the U.S. Court of Appeals for the Ninth Circuit affirmed the Northern California District Court’s ruling. The Company is considering further review of the decision.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the second quarter of 2023 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended April 1, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to February 4, 2023:
Open market and privately negotiated purchases	36,980	$135.21	36,980

February 5, 2023 to March 4, 2023:
Open market and privately negotiated purchases	49,168	$150.33	49,168

March 5, 2023 to April 1, 2023:
Open market and privately negotiated purchases	43,164	$155.32	43,164
Total	129,312			$22,570
(1)On April 28, 2022, the Board of Directors authorized the purchase of an additional $90 billion of the Company’s common stock under a share repurchase program. As of April 1, 2023, total utilization under the April 2022 authorization was $67.4 billion. On May 4, 2023, the Company announced the Board of Directors had authorized an additional program to repurchase up to $90 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | Q2 2023 Form 10-Q | 20

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended April 1, 2023, Katherine L. Adams, Timothy D. Cook, Luca Maestri, Deirdre O’Brien and Jeffrey Williams, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
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
Apple Inc. | Q2 2023 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2023	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q2 2023 Form 10-Q | 22