Form 10-Q
period 2023-07-01
Apple Inc.
filed 2023-08-04
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
or
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
Yes  ☐     No  ☒
15,634,232,000 shares of common stock were issued and outstanding as of July 21, 2023.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended July 1, 2023

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales:
Products	$60,584	$63,355	$230,901	$245,241
Services	21,213	19,604	62,886	58,941
Total net sales	81,797	82,959	293,787	304,182

Cost of sales:
Products	39,136	41,485	146,696	155,084
Services	6,248	5,589	18,370	16,411
Total cost of sales	45,384	47,074	165,066	171,495
Gross margin	36,413	35,885	128,721	132,687

Operating expenses:
Research and development	7,442	6,797	22,608	19,490
Selling, general and administrative	5,973	6,012	18,781	18,654
Total operating expenses	13,415	12,809	41,389	38,144

Operating income	22,998	23,076	87,332	94,543
Other income/(expense), net	(265)	(10)	(594)	(97)
Income before provision for income taxes	22,733	23,066	86,738	94,446
Provision for income taxes	2,852	3,624	12,699	15,364
Net income	$19,881	$19,442	$74,039	$79,082

Earnings per share:
Basic	$1.27	$1.20	$4.69	$4.86
Diluted	$1.26	$1.20	$4.67	$4.82

Shares used in computing earnings per share:
Basic	15,697,614	16,162,945	15,792,497	16,277,824
Diluted	15,775,021	16,262,203	15,859,263	16,394,937
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2023 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$19,881	$19,442	$74,039	$79,082
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(385)	(721)	(494)	(1,102)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	509	852	(492)	1,548
Adjustment for net (gains)/losses realized and included in net income	103	121	(1,854)	(87)
Total change in unrealized gains/losses on derivative instruments	612	973	(2,346)	1,461

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(340)	(3,150)	1,963	(9,959)
Adjustment for net (gains)/losses realized and included in net income	58	95	185	140
Total change in unrealized gains/losses on marketable debt securities	(282)	(3,055)	2,148	(9,819)

Total other comprehensive income/(loss)	(55)	(2,803)	(692)	(9,460)
Total comprehensive income	$19,826	$16,639	$73,347	$69,622
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2023 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares which are reflected in thousands and par value)

	July 1, 2023	September 24, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$28,408	$23,646
Marketable securities	34,074	24,658
Accounts receivable, net	19,549	28,184
Inventories	7,351	4,946
Vendor non-trade receivables	19,637	32,748
Other current assets	13,640	21,223
Total current assets	122,659	135,405

Non-current assets:
Marketable securities	104,061	120,805
Property, plant and equipment, net	43,550	42,117
Other non-current assets	64,768	54,428
Total non-current assets	212,379	217,350
Total assets	$335,038	$352,755

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$46,699	$64,115
Other current liabilities	58,897	60,845
Deferred revenue	8,158	7,912
Commercial paper	3,993	9,982
Term debt	7,216	11,128
Total current liabilities	124,963	153,982

Non-current liabilities:
Term debt	98,071	98,959
Other non-current liabilities	51,730	49,142
Total non-current liabilities	149,801	148,101
Total liabilities	274,764	302,083

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,647,868 and 15,943,425 shares issued and outstanding, respectively	70,667	64,849
Retained earnings/(Accumulated deficit)	1,408	(3,068)
Accumulated other comprehensive income/(loss)	(11,801)	(11,109)
Total shareholders’ equity	60,274	50,672
Total liabilities and shareholders’ equity	$335,038	$352,755
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2023 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Total shareholders’ equity, beginning balances	$62,158	$67,399	$50,672	$63,090

Common stock and additional paid-in capital:
Beginning balances	69,568	61,181	64,849	57,365
Common stock issued	—	—	690	593
Common stock withheld related to net share settlement of equity awards	(1,595)	(1,371)	(3,310)	(2,783)
Share-based compensation	2,694	2,305	8,438	6,940
Ending balances	70,667	62,115	70,667	62,115

Retained earnings/(Accumulated deficit):
Beginning balances	4,336	12,712	(3,068)	5,562
Net income	19,881	19,442	74,039	79,082
Dividends and dividend equivalents declared	(3,811)	(3,760)	(11,207)	(11,058)
Common stock withheld related to net share settlement of equity awards	(858)	(1,403)	(1,988)	(3,323)
Common stock repurchased	(18,140)	(21,702)	(56,368)	(64,974)
Ending balances	1,408	5,289	1,408	5,289

Accumulated other comprehensive income/(loss):
Beginning balances	(11,746)	(6,494)	(11,109)	163
Other comprehensive income/(loss)	(55)	(2,803)	(692)	(9,460)
Ending balances	(11,801)	(9,297)	(11,801)	(9,297)

Total shareholders’ equity, ending balances	$60,274	$58,107	$60,274	$58,107

Dividends and dividend equivalents declared per share or RSU	$0.24	$0.23	$0.70	$0.67
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2023 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	July 1, 2023	June 25, 2022
Cash, cash equivalents and restricted cash, beginning balances	$24,977	$35,929

Operating activities:
Net income	74,039	79,082
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,866	8,239
Share-based compensation expense	8,208	6,760
Other	(1,651)	2,695
Changes in operating assets and liabilities:
Accounts receivable, net	7,609	4,561
Inventories	(2,570)	1,049
Vendor non-trade receivables	13,111	4,789
Other current and non-current assets	(4,863)	(3,289)
Accounts payable	(16,790)	(6,108)
Other current and non-current liabilities	2,986	246
Cash generated by operating activities	88,945	98,024

Investing activities:
Purchases of marketable securities	(20,956)	(70,178)
Proceeds from maturities of marketable securities	27,857	24,203
Proceeds from sales of marketable securities	3,959	33,609
Payments for acquisition of property, plant and equipment	(8,796)	(7,419)
Other	(753)	(1,352)
Cash generated by/(used in) investing activities	1,311	(21,137)

Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,119)	(5,915)
Payments for dividends and dividend equivalents	(11,267)	(11,138)
Repurchases of common stock	(56,547)	(64,974)
Proceeds from issuance of term debt, net	5,228	—
Repayments of term debt	(11,151)	(6,750)
Proceeds from/(Repayments of) commercial paper, net	(5,971)	4,970
Other	(508)	(148)
Cash used in financing activities	(85,335)	(83,955)

Increase/(Decrease) in cash, cash equivalents and restricted cash	4,921	(7,068)
Cash, cash equivalents and restricted cash, ending balances	$29,898	$28,861

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,020	$12,251
Cash paid for interest	$2,590	$1,910
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2023 Form 10-Q | 5

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
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Numerator:
Net income	$19,881	$19,442	$74,039	$79,082

Denominator:
Weighted-average basic shares outstanding	15,697,614	16,162,945	15,792,497	16,277,824
Effect of dilutive securities	77,407	99,258	66,766	117,113
Weighted-average diluted shares	15,775,021	16,262,203	15,859,263	16,394,937

Basic earnings per share	$1.27	$1.20	$4.69	$4.86
Diluted earnings per share	$1.26	$1.20	$4.67	$4.82
Approximately 32 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for the nine months ended July 1, 2023 because their effect would have been antidilutive.
Apple Inc. | Q3 2023 Form 10-Q | 6

Note 2 – Revenue
Net sales disaggregated by significant products and services for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
iPhone®	$39,669	$40,665	$156,778	$162,863
Mac®	6,840	7,382	21,743	28,669
iPad®	5,791	7,224	21,857	22,118
Wearables, Home and Accessories	8,284	8,084	30,523	31,591
Services	21,213	19,604	62,886	58,941
Total net sales	$81,797	$82,959	$293,787	$304,182
Total net sales include $3.3 billion of revenue recognized in the three months ended July 1, 2023 that was included in deferred revenue as of April 1, 2023, $3.1 billion of revenue recognized in the three months ended June 25, 2022 that was included in deferred revenue as of March 26, 2022, $7.0 billion of revenue recognized in the nine months ended July 1, 2023 that was included in deferred revenue as of September 24, 2022, and $6.3 billion of revenue recognized in the nine months ended June 25, 2022 that was included in deferred revenue as of September 25, 2021.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three- and nine-month periods ended July 1, 2023 and June 25, 2022, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of July 1, 2023 and September 24, 2022, the Company had total deferred revenue of $12.2 billion and $12.4 billion, respectively. As of July 1, 2023, the Company expects 67% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 6% within two-to-three years and 1% in greater than three years.
Note 3 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of July 1, 2023 and September 24, 2022 (in millions):

	July 1, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$25,337	$—	$—	$25,337	$25,337	$—	$—
Level 1 (1):
Money market funds	1,108	—	—	1,108	1,108	—	—
Mutual funds	366	15	(19)	362	—	362	—
Subtotal	1,474	15	(19)	1,470	1,108	362	—
Level 2 (2):
U.S. Treasury securities	22,274	—	(1,354)	20,920	—	8,076	12,844
U.S. agency securities	5,709	—	(594)	5,115	3	272	4,840
Non-U.S. government securities	17,588	19	(927)	16,680	—	11,262	5,418
Certificates of deposit and time deposits	2,315	—	—	2,315	1,960	355	—
Commercial paper	364	—	—	364	—	364	—
Corporate debt securities	79,621	22	(6,079)	73,564	—	13,005	60,559
Municipal securities	713	—	(23)	690	—	213	477
Mortgage- and asset-backed securities	22,383	4	(2,299)	20,088	—	165	19,923
Subtotal	150,967	45	(11,276)	139,736	1,963	33,712	104,061
Total (3)	$177,778	$60	$(11,295)	$166,543	$28,408	$34,074	$104,061
Apple Inc. | Q3 2023 Form 10-Q | 7

	September 24, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$18,546	$—	$—	$18,546	$18,546	$—	$—
Level 1 (1):
Money market funds	2,929	—	—	2,929	2,929	—	—
Mutual funds	274	—	(47)	227	—	227	—
Subtotal	3,203	—	(47)	3,156	2,929	227	—
Level 2 (2):
U.S. Treasury securities	25,134	—	(1,725)	23,409	338	5,091	17,980
U.S. agency securities	5,823	—	(655)	5,168	—	240	4,928
Non-U.S. government securities	16,948	2	(1,201)	15,749	—	8,806	6,943
Certificates of deposit and time deposits	2,067	—	—	2,067	1,805	262	—
Commercial paper	718	—	—	718	28	690	—
Corporate debt securities	87,148	9	(7,707)	79,450	—	9,023	70,427
Municipal securities	921	—	(35)	886	—	266	620
Mortgage- and asset-backed securities	22,553	—	(2,593)	19,960	—	53	19,907
Subtotal	161,312	11	(13,916)	147,407	2,171	24,431	120,805
Total (3)	$183,061	$11	$(13,963)	$169,109	$23,646	$24,658	$120,805
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
(3)As of July 1, 2023 and September 24, 2022, total marketable securities included $14.1 billion and $12.7 billion, respectively, that were restricted from general use, related to the State Aid Decision (refer to Note 5, “Income Taxes”) and other agreements.
The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of July 1, 2023 (in millions):

Due after 1 year through 5 years	$76,267
Due after 5 years through 10 years	11,148
Due after 10 years	16,646
Total fair value	$104,061
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of July 1, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 19 years.
Apple Inc. | Q3 2023 Form 10-Q | 8

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
The notional amounts of the Company’s outstanding derivative instruments as of July 1, 2023 and September 24, 2022 were as follows (in millions):

	July 1, 2023	September 24, 2022
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$45,425	$102,670
Interest rate contracts	$19,375	$20,125

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$90,977	$185,381
The gross fair values of the Company’s derivative assets and liabilities as of September 24, 2022 were as follows (in millions):

	September 24, 2022
	Fair Value of Derivatives Designated as Accounting Hedges	Fair Value of Derivatives Not Designated as Accounting Hedges	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$4,317	$2,819	$7,136

Derivative liabilities (2):
Foreign exchange contracts	$2,205	$2,547	$4,752
Interest rate contracts	$1,367	$—	$1,367
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
The carrying amounts of the Company’s hedged items in fair value hedges as of July 1, 2023 and September 24, 2022 were as follows (in millions):

	July 1, 2023	September 24, 2022
Hedged assets/(liabilities):
Current and non-current marketable securities	$14,863	$13,378
Current and non-current term debt	$(17,986)	$(18,739)
Apple Inc. | Q3 2023 Form 10-Q | 9

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
As of September 24, 2022, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s cellular network carriers accounted for 44% of total trade receivables as of September 24, 2022.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. As of July 1, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 14%. As of September 24, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 13%.
Note 4 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of July 1, 2023 and September 24, 2022 (in millions):
Inventories

	July 1, 2023	September 24, 2022
Components	$3,788	$1,637
Finished goods	3,563	3,309
Total inventories	$7,351	$4,946
Property, Plant and Equipment, Net

	July 1, 2023	September 24, 2022
Gross property, plant and equipment	$114,337	$114,457
Accumulated depreciation and amortization	(70,787)	(72,340)
Total property, plant and equipment, net	$43,550	$42,117
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Interest and dividend income	$980	$722	$2,766	$2,072
Interest expense	(998)	(719)	(2,931)	(2,104)
Other expense, net	(247)	(13)	(429)	(65)
Total other income/(expense), net	$(265)	$(10)	$(594)	$(97)
Apple Inc. | Q3 2023 Form 10-Q | 10

Note 5 – Income Taxes
European Commission State Aid Decision
On August 30, 2016, the European Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the European Commission appealed the General Court’s decision to the European Court of Justice (the “ECJ”) and a hearing was held on May 23, 2023. A decision from the ECJ is expected in calendar year 2024. The Company believes it would be eligible to claim a U.S. foreign tax credit for a portion of any incremental Irish corporate income taxes potentially due related to the State Aid Decision.
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of July 1, 2023 and September 24, 2022, the Company had $4.0 billion and $10.0 billion of Commercial Paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of Commercial Paper for the nine months ended July 1, 2023 and June 25, 2022 (in millions):

	Nine Months Ended
	July 1, 2023	June 25, 2022
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(3,326)	$4,383

Maturities greater than 90 days:
Proceeds from commercial paper	—	5,731
Repayments of commercial paper	(2,645)	(5,144)
Proceeds from/(Repayments of) commercial paper, net	(2,645)	587

Total proceeds from/(repayments of) commercial paper, net	$(5,971)	$4,970
Term Debt
As of July 1, 2023 and September 24, 2022, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $105.3 billion and $110.1 billion, respectively (collectively the “Notes”). As of July 1, 2023 and September 24, 2022, the fair value of the Company’s Notes, based on Level 2 inputs, was $95.3 billion and $98.8 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the nine months ended July 1, 2023, the Company repurchased 365 million shares of its common stock for $56.1 billion, excluding excise tax due under the Inflation Reduction Act of 2022. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Apple Inc. | Q3 2023 Form 10-Q | 11

Note 8 – Benefit Plans
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended July 1, 2023 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 24, 2022	201,501	$109.48
RSUs granted	86,896	$150.23
RSUs vested	(96,681)	$95.97
RSUs canceled	(7,000)	$126.48
Balance as of July 1, 2023	184,716	$135.08	$35,829
The fair value as of the respective vesting dates of RSUs was $7.0 billion and $14.9 billion for the three- and nine-month periods ended July 1, 2023, respectively, and was $7.8 billion and $17.3 billion for the three- and nine-month periods ended June 25, 2022, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Share-based compensation expense	$2,617	$2,243	$8,208	$6,760
Income tax benefit related to share-based compensation expense	$(993)	$(1,231)	$(2,791)	$(3,416)
As of July 1, 2023, the total unrecognized compensation cost related to outstanding RSUs and stock options was $20.9 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
Note 9 – Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed intellectual property and content, and distribution rights. Future payments under noncancelable unconditional purchase obligations with a remaining term in excess of one year as of July 1, 2023, are as follows (in millions):

2023 (remaining three months)	$1,260
2024	3,417
2025	1,990
2026	3,079
2027	1,013
Thereafter	8,198
Total	$18,957
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
Apple Inc. | Q3 2023 Form 10-Q | 12

Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Americas:
Net sales	$35,383	$37,472	$122,445	$129,850
Operating income	$13,117	$13,914	$44,908	$48,778

Europe:
Net sales	$20,205	$19,287	$71,831	$72,323
Operating income	$7,995	$7,124	$27,380	$27,174

Greater China:
Net sales	$15,758	$14,604	$57,475	$58,730
Operating income	$6,207	$5,760	$24,175	$25,055

Japan:
Net sales	$4,821	$5,446	$18,752	$20,277
Operating income	$2,443	$2,418	$9,073	$9,263

Rest of Asia Pacific:
Net sales	$5,630	$6,150	$23,284	$23,002
Operating income	$2,328	$2,367	$9,447	$9,185
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Segment operating income	$32,090	$31,583	$114,983	$119,455
Research and development expense	(7,442)	(6,797)	(22,608)	(19,490)
Other corporate expenses, net	(1,650)	(1,710)	(5,043)	(5,422)
Total operating income	$22,998	$23,076	$87,332	$94,543
Apple Inc. | Q3 2023 Form 10-Q | 13

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
Quarterly Highlights
Weakness in foreign currencies relative to the U.S. dollar had an unfavorable impact on the Company’s total net sales, which decreased 1% or $1.2 billion during the third quarter of 2023 compared to the same quarter in 2022. The year-over-year net sales decrease consisted primarily of lower net sales of iPad and iPhone, partially offset by higher net sales of Services.
During the third quarter of 2023, the Company announced the following new products:
•15-inch MacBook Air®, powered by the M2 chip;
•Mac Studio™, powered by the M2 Max chip and the new M2 Ultra chip;
•Mac Pro®, powered by the new M2 Ultra chip; and
•Apple Vision Pro™, the Company’s first spatial computer featuring its new visionOS™, expected to be available in early calendar year 2024.
The Company also announced iOS 17, macOS® Sonoma, iPadOS® 17, tvOS® 17 and watchOS® 10, updates to its operating systems that are expected to be available in the fall of 2023.
Apple Inc. | Q3 2023 Form 10-Q | 14

The Company repurchased $18.0 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion during the third quarter of 2023.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, changes in interest rates, and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Segment Operating Performance
The following table shows net sales by reportable segment for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2023	June 25, 2022	Change	July 1, 2023	June 25, 2022	Change
Net sales by reportable segment:
Americas	$35,383	$37,472	(6)%	$122,445	$129,850	(6)%
Europe	20,205	19,287	5%	71,831	72,323	(1)%
Greater China	15,758	14,604	8%	57,475	58,730	(2)%
Japan	4,821	5,446	(11)%	18,752	20,277	(8)%
Rest of Asia Pacific	5,630	6,150	(8)%	23,284	23,002	1%
Total net sales	$81,797	$82,959	(1)%	$293,787	$304,182	(3)%
Americas
Americas net sales decreased during the third quarter and first nine months of 2023 compared to the same periods in 2022 due primarily to lower net sales of iPhone and Mac, partially offset by higher net sales of Services.
Europe
The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Europe net sales during the third quarter and first nine months of 2023. During the third quarter of 2023, the Europe net sales increase consisted primarily of higher net sales of iPhone. During the first nine months of 2023, the Europe net sales decrease consisted primarily of lower net sales of Mac, partially offset by higher net sales of iPhone.
Greater China
The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during the third quarter and first nine months of 2023. During the third quarter of 2023, the Greater China net sales increase consisted primarily of higher net sales of iPhone. During the first nine months of 2023, the Greater China net sales decrease consisted primarily of lower net sales of iPhone.
Japan
The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the third quarter and first nine months of 2023. During the third quarter of 2023, the Japan net sales decrease consisted primarily of lower net sales of iPhone. During the first nine months of 2023, the Japan net sales decrease consisted primarily of lower net sales of iPhone, Services and Wearables, Home and Accessories.
Rest of Asia Pacific
The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2023. During the third quarter of 2023, the Rest of Asia Pacific net sales decrease consisted primarily of lower net sales of iPhone and iPad. During the first nine months of 2023, the Rest of Asia Pacific net sales increase consisted primarily of higher net sales of iPhone, partially offset by lower net sales of Mac.
Apple Inc. | Q3 2023 Form 10-Q | 15

Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 (dollars in millions):

	Three Months Ended			Nine Months Ended
	July 1, 2023	June 25, 2022	Change	July 1, 2023	June 25, 2022	Change
Net sales by category:
iPhone	$39,669	$40,665	(2)%	$156,778	$162,863	(4)%
Mac	6,840	7,382	(7)%	21,743	28,669	(24)%
iPad	5,791	7,224	(20)%	21,857	22,118	(1)%
Wearables, Home and Accessories	8,284	8,084	2%	30,523	31,591	(3)%
Services	21,213	19,604	8%	62,886	58,941	7%
Total net sales	$81,797	$82,959	(1)%	$293,787	$304,182	(3)%
iPhone
iPhone net sales decreased during the third quarter and first nine months of 2023 compared to the same periods in 2022 due primarily to lower net sales from certain iPhone models, partially offset by higher net sales of iPhone 14 Pro models.
Mac
Mac net sales decreased during the third quarter and first nine months of 2023 compared to the same periods in 2022 due primarily to lower net sales of laptops.
iPad
iPad net sales decreased during the third quarter of 2023 compared to the third quarter of 2022 due primarily to lower net sales across most iPad models. Year-over-year iPad net sales were relatively flat during the first nine months of 2023.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the third quarter of 2023 compared to the third quarter of 2022 due primarily to higher net sales of Wearables, which includes AirPods®, Apple Watch® and Beats® products, partially offset by lower net sales of accessories. Year-over-year Wearables, Home and Accessories net sales decreased during the first nine months of 2023 due primarily to lower net sales of Wearables and accessories.
Services
Services net sales increased during the third quarter of 2023 compared to the third quarter of 2022 due primarily to higher net sales from advertising, cloud services and the App Store®. Year-over-year Services net sales increased during the first nine months of 2023 due primarily to higher net sales from cloud services, advertising and music.
Apple Inc. | Q3 2023 Form 10-Q | 16

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Gross margin:
Products	$21,448	$21,870	$84,205	$90,157
Services	14,965	14,015	44,516	42,530
Total gross margin	$36,413	$35,885	$128,721	$132,687

Gross margin percentage:
Products	35.4%	34.5%	36.5%	36.8%
Services	70.5%	71.5%	70.8%	72.2%
Total gross margin percentage	44.5%	43.3%	43.8%	43.6%
Products Gross Margin
Products gross margin decreased during the third quarter and first nine months of 2023 compared to the same periods in 2022 due primarily to the weakness in foreign currencies relative to the U.S. dollar and lower Products volume, partially offset by cost savings and a different Products mix.
Products gross margin percentage increased during the third quarter of 2023 compared to the third quarter of 2022 due primarily to cost savings and a different Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar and decreased leverage. Year-over-year Products gross margin percentage decreased during the first nine months of 2023 due primarily to the weakness in foreign currencies relative to the U.S. dollar and decreased leverage, partially offset by cost savings and a different Products mix.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2023 compared to the same periods in 2022 due primarily to higher Services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar and higher Services costs.
Services gross margin percentage decreased during the third quarter of 2023 compared to the third quarter of 2022 due primarily to higher Services costs, partially offset by improved leverage. Year-over-year Services gross margin percentage decreased during the first nine months of 2023 due primarily to higher Services costs and the weakness in foreign currencies relative to the U.S. dollar, partially offset by improved leverage.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q3 2023 Form 10-Q | 17

Operating Expenses
Operating expenses for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Research and development	$7,442	$6,797	$22,608	$19,490
Percentage of total net sales	9%	8%	8%	6%
Selling, general and administrative	$5,973	$6,012	$18,781	$18,654
Percentage of total net sales	7%	7%	6%	6%
Total operating expenses	$13,415	$12,809	$41,389	$38,144
Percentage of total net sales	16%	15%	14%	13%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter and first nine months of 2023 compared to the same periods in 2022 was driven primarily by increases in headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense was relatively flat during the third quarter and first nine months of 2023 compared to the same periods in 2022.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended July 1, 2023 and June 25, 2022 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Provision for income taxes	$2,852	$3,624	$12,699	$15,364
Effective tax rate	12.5%	15.7%	14.6%	16.3%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter and first nine months of 2023 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, including the favorable impact of changes in unrecognized tax benefits, tax benefits from share-based compensation, and the U.S. federal R&D credit, partially offset by state income taxes.
The Company’s effective tax rate for the third quarter of 2023 was lower compared to the third quarter of 2022 due primarily to a lower effective tax rate on foreign earnings, including the favorable impact of changes in unrecognized tax benefits, partially offset by lower tax benefits from share-based compensation. The Company’s effective tax rate for the first nine months of 2023 was lower compared to the same period in 2022 due primarily to a lower effective tax rate on foreign earnings and the impact of U.S. foreign tax credit regulations issued by the U.S. Department of the Treasury in 2022, partially offset by lower tax benefits from share-based compensation.
Apple Inc. | Q3 2023 Form 10-Q | 18

Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2022 Form 10-K, except for manufacturing purchase obligations.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. As of July 1, 2023, the Company had manufacturing purchase obligations of $38.4 billion, with $38.1 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
Capital Return Program
In addition to its contractual cash requirements, the Company had authorized share repurchase programs as of July 1, 2023. The programs do not obligate the Company to acquire a minimum amount of shares. As of July 1, 2023, the Company’s quarterly cash dividend was $0.24 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of July 1, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q3 2023 Form 10-Q | 19

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. On September 10, 2021, the District Court ruled in favor of the Company with respect to nine out of the ten counts included in Epic’s claim. The District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction enjoining the Company from prohibiting developers from including in their apps external links that direct customers to purchasing mechanisms other than Apple in-app purchasing. The injunction applies to apps on the U.S. storefront of the iOS and iPadOS App Store. On April 24, 2023, the U.S. Court of Appeals for the Ninth Circuit (the “Circuit Court”) affirmed the District Court’s ruling. On June 7, 2023, the Company and Epic filed petitions with the Circuit Court requesting further review of the decision. On June 30, 2023, the Circuit Court denied both petitions. On July 17, 2023, the Circuit Court granted Apple’s motion to stay enforcement of the injunction pending appeal to the U.S. Supreme Court. Epic has appealed the Circuit Court’s stay of the injunction. If the U.S. Supreme Court reverses the Circuit Court’s stay of the injunction or declines Apple’s petition, the injunction will take effect.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the third quarter of 2023 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
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
Apple Inc. | Q3 2023 Form 10-Q | 20

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended July 1, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2023 to May 6, 2023:
Open market and privately negotiated purchases	38,121	$165.46	38,121

May 7, 2023 to June 3, 2023:
Open market and privately negotiated purchases	21,876	$174.91	21,876

June 4, 2023 to July 1, 2023:
Open market and privately negotiated purchases	42,676	$184.34	42,676
Total	102,673			$94,569
(1)On April 28, 2022, the Board of Directors authorized the purchase of an additional $90 billion of the Company’s common stock under a share repurchase program. As of July 1, 2023, remaining availability under the April 2022 authorization was $4.6 billion. On May 4, 2023, the Board of Directors authorized an additional program to repurchase up to $90 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Apple Inc. | Q3 2023 Form 10-Q | 21

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of May 10, 2023, including forms of global notes representing the 4.421% Notes due 2026, 4.000% Notes due 2028, 4.150% Notes due 2030, 4.300% Notes due 2033 and 4.850% Notes due 2053.	8-K	4.1	5/10/23
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.
Apple Inc. | Q3 2023 Form 10-Q | 22

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2023	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2023 Form 10-Q | 23