Form 10-K
period 2023-09-30
Apple Inc.
filed 2023-11-03
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,591,165,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
15,552,752,000 shares of common stock were issued and outstanding as of October 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 30, 2023

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 1 of this Form 10-K under the heading “Business” and Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-K regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. The iPhone line includes iPhone 15 Pro, iPhone 15, iPhone 14, iPhone 13 and iPhone SE®.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. The Mac line includes laptops MacBook Air® and MacBook Pro®, as well as desktops iMac®, Mac mini®, Mac Studio® and Mac Pro®.
iPad
iPad® is the Company’s line of multipurpose tablets based on its iPadOS® operating system. The iPad line includes iPad Pro®, iPad Air®, iPad and iPad mini®.
Wearables, Home and Accessories
Wearables includes smartwatches and wireless headphones. The Company’s line of smartwatches, based on its watchOS® operating system, includes Apple Watch Ultra™ 2, Apple Watch® Series 9 and Apple Watch SE®. The Company’s line of wireless headphones includes AirPods®, AirPods Pro®, AirPods Max™ and Beats® products.
Home includes Apple TV®, the Company’s media streaming and gaming device based on its tvOS® operating system, and HomePod® and HomePod mini®, high-fidelity wireless smart speakers.
Accessories includes Apple-branded and third-party accessories.
Apple Inc. | 2023 Form 10-K | 1

Services
Advertising
The Company’s advertising services include third-party licensing arrangements and the Company’s own advertising platforms.
AppleCare
The Company offers a portfolio of fee-based service and support products under the AppleCare® brand. The offerings provide priority access to Apple technical support, access to the global Apple authorized service network for repair and replacement services, and in many cases additional coverage for instances of accidental damage or theft and loss, depending on the country and type of product.
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
Segments
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
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to customers through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2023, the Company’s net sales through its direct and indirect distribution channels accounted for 37% and 63%, respectively, of total net sales.
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
Apple Inc. | 2023 Form 10-K | 2

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
Apple Inc. | 2023 Form 10-K | 3

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
Human Capital
The Company believes it has a talented, motivated and dedicated team, and works to create an inclusive, safe and supportive environment for all of its team members. As of September 30, 2023, the Company had approximately 161,000 full-time equivalent employees.
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
Inclusion and Diversity
The Company is committed to its vision to build and sustain a more inclusive workforce that is representative of the communities it serves. The Company continues to work to increase diverse representation at every level, foster an inclusive culture, and support equitable pay and access to opportunity for all employees.
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
Apple Inc. | 2023 Form 10-K | 4

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
Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors.
In addition to an adverse impact on demand for the Company’s products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.
Adverse economic conditions can also lead to increased credit and collectibility risk on the Company’s trade receivables; the failure of derivative counterparties and other financial institutions; limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair values of the Company’s financial instruments. These and other impacts can materially adversely affect the Company’s business, results of operations, financial condition and stock price.
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
Apple Inc. | 2023 Form 10-K | 5

The Company has a large, global business with sales outside the U.S. representing a majority of the Company’s total net sales, and the Company believes that it generally benefits from growth in international trade. Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s operations and supply chain and limit the Company’s ability to offer and distribute its products and services to customers. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. Restrictive measures can require the Company to take various actions, including changing suppliers, restructuring business relationships, and ceasing to offer third-party applications on its platforms. Changing the Company’s operations in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s operations. Such restrictions can be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. For example, tensions between governments, including the U.S. and China, have in the past led to tariffs and other restrictions being imposed on the Company’s business. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect the Company’s business. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.
Many of the Company’s operations and facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters, such as droughts, floods, hurricanes and wildfires, occurring more frequently or with more intense effects. Such events can make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, and result in slowdowns and outages to the Company’s service offerings, and negatively impact consumer spending and demand in affected areas. Following an interruption to its business, the Company can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
The Company’s operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While the Company’s suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in serious injuries or loss of life, disruption to the Company’s business, and harm to the Company’s reputation. Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, the Company due to their impact on the global economy and demand for consumer products; the imposition of protective public safety measures, such as stringent employee travel restrictions and limitations on freight services and the movement of products between regions; and disruptions in the Company’s operations, supply chain and sales and distribution channels, resulting in interruptions to the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.
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
Apple Inc. | 2023 Form 10-K | 6

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
Due to the highly volatile and competitive nature of the markets and industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors, including timely and successful development, market acceptance, the Company’s ability to manage the risks associated with new technologies and production ramp-up issues, the availability of application software for the Company’s products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. There can be no assurance the Company will successfully manage future introductions and transitions of products and services.
The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam, and a significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. Changes or additions to the Company’s supply chain require considerable time and resources and involve significant risks and uncertainties. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control has from time to time and may in the future have an adverse effect on the quality or quantity of products manufactured or services provided, or adversely affect the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company generally remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and experiences unanticipated product defect liabilities from time to time. While the Company relies on its partners to adhere to its supplier code of conduct, violations of the supplier code of conduct occur from time to time and can materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Apple Inc. | 2023 Form 10-K | 7

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
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect the Company’s business, results of operations and financial condition. For example, the global semiconductor industry has in the past experienced high demand and shortages of supply, which adversely affected the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms or at all. Such disruptions could occur in the future. While the Company has entered into agreements for the supply of many components, there can be no assurance the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms or at all. The effects of global or regional economic conditions on the Company’s suppliers, described in “The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect the Company’s business, results of operations and financial condition,” above, can also affect the Company’s ability to obtain components. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its business, results of operations and financial condition.
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
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products and services. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including health. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, from time to time the Company’s services have not performed as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products and services. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
Apple Inc. | 2023 Form 10-K | 8

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
The Company relies on the continued availability and development of compelling and innovative software applications for its products. The Company’s products and operating systems are subject to rapid technological change, and when third-party developers are unable to or choose not to keep up with this pace of change, their applications can fail to take advantage of these changes to deliver improved customer experiences, can operate incorrectly, and can result in dissatisfied customers and lower customer demand for the Company’s products.
Apple Inc. | 2023 Form 10-K | 9

The Company distributes third-party applications for its products through the App Store. For the vast majority of applications, developers keep all of the revenue they generate on the App Store. The Company retains a commission from sales of applications and sales of digital services or goods initiated within an application. From time to time, the Company has made changes to its App Store, including actions taken in response to competition, market conditions and legal and regulatory requirements. The Company expects to make further business changes in the future, including as a result of legislative initiatives impacting the App Store, such as the European Union (“EU”) Digital Markets Act, which the Company is required to comply with by March 2024. The Company is also subject to litigation and investigations relating to the App Store, which have resulted in changes to the Company’s business practices, and may in the future result in further changes. Changes have included how developers communicate with consumers outside the App Store regarding alternative purchasing mechanisms. Future changes could also affect what the Company charges developers for access to its platforms, how it manages distribution of apps outside of the App Store, and how and to what extent it allows developers to communicate with consumers inside the App Store regarding alternative purchasing mechanisms. This could reduce the volume of sales, and the commission that the Company earns on those sales, would decrease. If the rate of the commission that the Company retains on such sales is reduced, or if it is otherwise narrowed in scope or eliminated, the Company’s business, results of operations and financial condition could be materially adversely affected.
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
Much of the Company’s future success depends on the talents and efforts of its team members and the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of the Company’s key personnel are located. In addition to intense competition for talent, workforce dynamics are constantly evolving. If the Company does not manage changing workforce dynamics effectively, it could materially adversely affect the Company’s culture, reputation and operational flexibility.
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
Apple Inc. | 2023 Form 10-K | 10

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
The Company and its global supply chain are dependent on complex information technology systems and are exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. System upgrades, redundancy and other continuity measures may be ineffective or inadequate, and the Company’s or its vendors’ business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact the Company’s business by, among other things, preventing access to the Company’s online services, interfering with customer transactions or impeding the manufacturing and shipping of the Company’s products. These events could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
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
The Company’s business also requires it to share confidential information with suppliers and other third parties. The Company relies on global suppliers that are also exposed to ransomware and other malicious attacks that can disrupt business operations. Although the Company takes steps to secure confidential information that is provided to or accessible by third parties working on the Company’s behalf, such measures are not always effective and losses or unauthorized access to, or releases of, confidential information occur. Such incidents and other malicious attacks could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks seek to compromise the confidentiality, integrity or availability of confidential information or disrupt normal business operations, and can, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage commercial relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents. In addition, attacks against the Company and its customers can escalate during periods of severe diplomatic or armed conflict.
Although malicious attacks perpetrated to gain access to confidential information, including personal information, affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the value of the confidential information it creates, owns, manages, stores and processes.
The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, and mitigate the impact of unauthorized access, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties can fraudulently induce the Company’s or its vendors’ employees or customers into disclosing usernames, passwords or other sensitive information, which can, in turn, be used for unauthorized access to the Company’s or its vendors’ systems and services. To help protect customers and the Company, the Company deploys and makes available technologies like multifactor authentication, monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, can result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
Apple Inc. | 2023 Form 10-K | 11

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
The Company’s retail stores are subject to numerous risks and uncertainties.
The Company’s retail operations are subject to many factors that pose risks and uncertainties and could adversely impact the Company’s business, results of operations and financial condition, including macroeconomic factors that could have an adverse effect on general retail activity. Other factors include the Company’s ability to: manage costs associated with retail store construction and operation; manage relationships with existing retail partners; manage costs associated with fluctuations in the value of retail inventory; and obtain and renew leases in quality retail locations at a reasonable cost.
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
The Company has faced and continues to face a significant number of patent claims relating to its cellular-enabled products, and new claims may arise in the future, including as a result of new legal or regulatory frameworks. For example, technology and other patent-holding companies frequently assert their patents and seek royalties and often enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company is vigorously defending infringement actions in courts in several U.S. jurisdictions, as well as internationally in various countries. The plaintiffs in these actions frequently seek injunctions and substantial damages.
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
Except as described in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 12, “Commitments, Contingencies and Supply Concentrations” under the heading “Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s results of operations and financial condition for that reporting period could be materially adversely affected. Further, such an outcome can result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company, and has from time to time required, and can in the future require, the Company to change its business practices and limit the Company’s ability to offer certain products and services, all of which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
Apple Inc. | 2023 Form 10-K | 12

The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.
The Company’s global operations are subject to complex and changing laws and regulations on subjects, including antitrust; privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; financial services and technology; product liability; intellectual property ownership and infringement; digital platforms; machine learning and artificial intelligence; internet, telecommunications and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; tax; and environmental, health and safety, including electronic waste, recycling, product design and climate change.
Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product, service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s supply chain and its business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. These risks and costs may increase as the Company’s products and services are introduced into specialized applications, including health and financial services. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations and financial condition. Regulatory changes and other actions that materially adversely affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. For example, the Company is subject to changing regulations relating to the export and import of its products. Although the Company has programs, policies and procedures in place that are designed to satisfy regulatory requirements, there can be no assurance that such policies and procedures will be effective in preventing a violation or a claim of a violation. As a result, the Company’s products could be banned, delayed or prohibited from importation, which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Expectations relating to environmental, social and governance considerations and related reporting obligations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, the Company makes statements about its goals and initiatives through its various non-financial reports, information provided on its website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside the Company’s control. The Company cannot guarantee that it will achieve its announced environmental, social and governance goals and initiatives. In addition, some stakeholders may disagree with the Company’s goals and initiatives. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to increasing regulation, government investigations, legal actions and penalties.
From time to time, the Company has made changes to its App Store, including actions taken in response to litigation, competition, market conditions and legal and regulatory requirements. The Company expects to make further business changes in the future, including as a result of legislative initiatives impacting the App Store, such as the EU Digital Markets Act, which the Company is required to comply with by March 2024, or similar laws in other jurisdictions. Changes have included how developers communicate with consumers outside the App Store regarding alternative purchasing mechanisms. Future changes could also affect what the Company charges developers for access to its platforms, how it manages distribution of apps outside of the App Store, and how and to what extent it allows developers to communicate with consumers inside the App Store regarding alternative purchasing mechanisms.
Apple Inc. | 2023 Form 10-K | 13

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
Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations and financial condition. For example, the Company earns revenue from licensing arrangements with other companies to offer their search services on the Company’s platforms and applications, and certain of these arrangements are currently subject to government investigations and legal proceedings.
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
The Company is subject to an increasing number of federal, state and international laws relating to the collection, use, retention, security and transfer of various types of personal information. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Noncompliance could result in significant penalties or legal liability.
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
Apple Inc. | 2023 Form 10-K | 14

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
The Company’s primary exposure to movements in foreign exchange rates relates to non–U.S. dollar–denominated sales, cost of sales and operating expenses worldwide. Gross margins on the Company’s products in foreign countries and on products that include components obtained from foreign suppliers have in the past been adversely affected and could in the future be materially adversely affected by foreign exchange rate fluctuations.
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
Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency–denominated sales and earnings, could cause the Company to reduce international pricing or incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.
The Company uses derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign exchange rates. The use of such hedging activities may not be effective to offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.
The Company is exposed to credit risk and fluctuations in the values of its investment portfolio.
The Company’s investments can be negatively affected by changes in liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s results of operations and financial condition.
Apple Inc. | 2023 Form 10-K | 15

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products and certain of its services through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products and services directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture subassemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 30, 2023, the Company’s vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
The Company is subject to changes in tax rates, the adoption of new U.S. or international tax legislation and exposure to additional tax liabilities.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland and Singapore, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. For example, the Organisation for Economic Co-operation and Development continues to advance proposals for modernizing international tax rules, including the introduction of global minimum tax standards. The Company’s effective tax rates are affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, and changes in tax laws or their interpretation. The application of tax laws may be uncertain, require significant judgment and be subject to differing interpretations.
The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s business, results of operations and financial condition could be materially adversely affected.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Not applicable.
Apple Inc. | 2023 Form 10-K | 16

Item 2.    Properties
The Company’s headquarters is located in Cupertino, California. As of September 30, 2023, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
Item 3.    Legal Proceedings
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. On September 10, 2021, the District Court ruled in favor of the Company with respect to nine out of the ten counts included in Epic’s claim. The District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction enjoining the Company from prohibiting developers from including in their apps external links that direct customers to purchasing mechanisms other than Apple in-app purchasing. The injunction applies to apps on the U.S. storefront of the iOS and iPadOS App Store. On April 24, 2023, the U.S. Court of Appeals for the Ninth Circuit (the “Circuit Court”) affirmed the District Court’s ruling. On June 7, 2023, the Company and Epic filed petitions with the Circuit Court requesting further review of the decision. On June 30, 2023, the Circuit Court denied both petitions. On July 17, 2023, the Circuit Court granted Apple’s motion to stay enforcement of the injunction pending appeal to the U.S. Supreme Court. If the U.S. Supreme Court denies Apple’s petition, the stay of the injunction will expire.
Masimo
Masimo Corporation and Cercacor Laboratories, Inc. (together, “Masimo”) filed a complaint before the U.S. International Trade Commission (the “ITC”) alleging infringement by the Company of five patents relating to the functionality of the blood oxygen feature in Apple Watch Series 6 and 7. In its complaint, Masimo sought a permanent exclusion order prohibiting importation to the United States of certain Apple Watch models that include blood oxygen sensing functionality. On October 26, 2023, the ITC entered a limited exclusion order (the “Order”) prohibiting importation and sales in the United States of Apple Watch models with blood oxygen sensing functionality, which includes Apple Watch Series 9 and Ultra 2. The Order will not go into effect until the end of the administrative review period, which is currently expected to end on December 25, 2023. The Company intends to appeal the Order and seek a stay pending the appeal.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the fourth quarter of 2023 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2023 Form 10-K | 17

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 20, 2023, there were 23,763 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2023 to August 5, 2023:
Open market and privately negotiated purchases	33,864		$191.62	33,864

August 6, 2023 to September 2, 2023:
August 2023 ASRs	22,085	(2)	(2)	22,085	(2)
Open market and privately negotiated purchases	30,299		$178.99	30,299

September 3, 2023 to September 30, 2023:
Open market and privately negotiated purchases	20,347		$176.31	20,347
Total	106,595					$74,069
(1)As of September 30, 2023, the Company was authorized by the Board of Directors to purchase up to $90 billion of the Company’s common stock under a share repurchase program announced on May 4, 2023, of which $15.9 billion had been utilized. During the fourth quarter of 2023, the Company also utilized the final $4.6 billion under its previous repurchase program, which was most recently authorized in April 2022. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In August 2023, the Company entered into new accelerated share repurchase agreements (“ASRs”). Under the terms of the ASRs, two financial institutions committed to deliver shares of the Company’s common stock during the purchase periods in exchange for up-front payments totaling $5.0 billion. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the ASRs’ purchase periods, which end in the first quarter of 2024.
Apple Inc. | 2023 Form 10-K | 18

Company Stock Performance
The following graph shows a comparison of five-year cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the Dow Jones U.S. Technology Supersector Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 28, 2018. Past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Apple Inc., the S&P 500 Index and the Dow Jones U.S. Technology Supersector Index
$400
$300
$200
$100
$0
9/28/18
9/28/19
9/26/20
9/25/21
9/24/22
9/30/23
Apple Inc.
S&P 500 Index
Dow Jones U.S. Technology Supersector Index

	September 2018	September 2019	September 2020	September 2021	September 2022	September 2023
Apple Inc.	$100	$98	$204	$269	$277	$317
S&P 500 Index	$100	$104	$118	$161	$136	$160
Dow Jones U.S. Technology Supersector Index	$100	$105	$154	$227	$164	$226
Item 6.    [Reserved]
Apple Inc. | 2023 Form 10-K | 19

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022.
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first quarter of 2023. The Company’s fiscal year 2023 spanned 53 weeks, whereas fiscal years 2022 and 2021 spanned 52 weeks each.
Fiscal Year Highlights
The Company’s total net sales were $383.3 billion and net income was $97.0 billion during 2023.
The Company’s total net sales decreased 3% or $11.0 billion during 2023 compared to 2022. The weakness in foreign currencies relative to the U.S. dollar accounted for more than the entire year-over-year decrease in total net sales, which consisted primarily of lower net sales of Mac and iPhone, partially offset by higher net sales of Services.
The Company announces new product, service and software offerings at various times during the year. Significant announcements during fiscal year 2023 included the following:
First Quarter 2023:
•iPad and iPad Pro;
•Next-generation Apple TV 4K; and
•MLS Season Pass, a Major League Soccer subscription streaming service.
Second Quarter 2023:
•MacBook Pro 14”, MacBook Pro 16” and Mac mini; and
•Second-generation HomePod.
Third Quarter 2023:
•MacBook Air 15”, Mac Studio and Mac Pro;
•Apple Vision Pro™, the Company’s first spatial computer featuring its new visionOS™, expected to be available in early calendar year 2024; and
•iOS 17, macOS Sonoma, iPadOS 17, tvOS 17 and watchOS 10, updates to the Company’s operating systems.
Fourth Quarter 2023:
•iPhone 15, iPhone 15 Plus, iPhone 15 Pro and iPhone 15 Pro Max; and
•Apple Watch Series 9 and Apple Watch Ultra 2.
In May 2023, the Company announced a new share repurchase program of up to $90 billion and raised its quarterly dividend from $0.23 to $0.24 per share beginning in May 2023. During 2023, the Company repurchased $76.6 billion of its common stock and paid dividends and dividend equivalents of $15.0 billion.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, changes in interest rates, and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | 2023 Form 10-K | 20

Segment Operating Performance
The following table shows net sales by reportable segment for 2023, 2022 and 2021 (dollars in millions):

	2023	Change	2022	Change	2021
Net sales by reportable segment:
Americas	$162,560	(4)%	$169,658	11%	$153,306
Europe	94,294	(1)%	95,118	7%	89,307
Greater China	72,559	(2)%	74,200	9%	68,366
Japan	24,257	(7)%	25,977	(9)%	28,482
Rest of Asia Pacific	29,615	1%	29,375	11%	26,356
Total net sales	$383,285	(3)%	$394,328	8%	$365,817
Americas
Americas net sales decreased 4% or $7.1 billion during 2023 compared to 2022 due to lower net sales of iPhone and Mac, partially offset by higher net sales of Services.
Europe
Europe net sales decreased 1% or $824 million during 2023 compared to 2022. The weakness in foreign currencies relative to the U.S. dollar accounted for more than the entire year-over-year decrease in Europe net sales, which consisted primarily of lower net sales of Mac and Wearables, Home and Accessories, partially offset by higher net sales of iPhone and Services.
Greater China
Greater China net sales decreased 2% or $1.6 billion during 2023 compared to 2022. The weakness in the renminbi relative to the U.S. dollar accounted for more than the entire year-over-year decrease in Greater China net sales, which consisted primarily of lower net sales of Mac and iPhone.
Japan
Japan net sales decreased 7% or $1.7 billion during 2023 compared to 2022. The weakness in the yen relative to the U.S. dollar accounted for more than the entire year-over-year decrease in Japan net sales, which consisted primarily of lower net sales of iPhone, Wearables, Home and Accessories and Mac.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased 1% or $240 million during 2023 compared to 2022. The weakness in foreign currencies relative to the U.S. dollar had a significantly unfavorable year-over-year impact on Rest of Asia Pacific net sales. The net sales increase consisted of higher net sales of iPhone and Services, partially offset by lower net sales of Mac and iPad.
Apple Inc. | 2023 Form 10-K | 21

Products and Services Performance
The following table shows net sales by category for 2023, 2022 and 2021 (dollars in millions):

	2023	Change	2022	Change	2021
Net sales by category:
iPhone (1)	$200,583	(2)%	$205,489	7%	$191,973
Mac (1)	29,357	(27)%	40,177	14%	35,190
iPad (1)	28,300	(3)%	29,292	(8)%	31,862
Wearables, Home and Accessories (1)	39,845	(3)%	41,241	7%	38,367
Services (2)	85,200	9%	78,129	14%	68,425
Total net sales	$383,285	(3)%	$394,328	8%	$365,817
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales decreased 2% or $4.9 billion during 2023 compared to 2022 due to lower net sales of non-Pro iPhone models, partially offset by higher net sales of Pro iPhone models.
Mac
Mac net sales decreased 27% or $10.8 billion during 2023 compared to 2022 due primarily to lower net sales of laptops.
iPad
iPad net sales decreased 3% or $1.0 billion during 2023 compared to 2022 due primarily to lower net sales of iPad mini and iPad Air, partially offset by the combined net sales of iPad 9th and 10th generation.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased 3% or $1.4 billion during 2023 compared to 2022 due primarily to lower net sales of Wearables and Accessories.
Services
Services net sales increased 9% or $7.1 billion during 2023 compared to 2022 due to higher net sales across all lines of business.
Apple Inc. | 2023 Form 10-K | 22

Gross Margin
Products and Services gross margin and gross margin percentage for 2023, 2022 and 2021 were as follows (dollars in millions):

	2023	2022	2021
Gross margin:
Products	$108,803	$114,728	$105,126
Services	60,345	56,054	47,710
Total gross margin	$169,148	$170,782	$152,836

Gross margin percentage:
Products	36.5%	36.3%	35.3%
Services	70.8%	71.7%	69.7%
Total gross margin percentage	44.1%	43.3%	41.8%
Products Gross Margin
Products gross margin decreased during 2023 compared to 2022 due to the weakness in foreign currencies relative to the U.S. dollar and lower Products volume, partially offset by cost savings and a different Products mix.
Products gross margin percentage increased during 2023 compared to 2022 due to cost savings and a different Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar and decreased leverage.
Services Gross Margin
Services gross margin increased during 2023 compared to 2022 due primarily to higher Services net sales, partially offset by the weakness in foreign currencies relative to the U.S. dollar and higher Services costs.
Services gross margin percentage decreased during 2023 compared to 2022 due to higher Services costs and the weakness in foreign currencies relative to the U.S. dollar, partially offset by a different Services mix.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for 2023, 2022 and 2021 were as follows (dollars in millions):

	2023	Change	2022	Change	2021
Research and development	$29,915	14%	$26,251	20%	$21,914
Percentage of total net sales	8%		7%		6%
Selling, general and administrative	$24,932	(1)%	$25,094	14%	$21,973
Percentage of total net sales	7%		6%		6%
Total operating expenses	$54,847	7%	$51,345	17%	$43,887
Percentage of total net sales	14%		13%		12%
Research and Development
The year-over-year growth in R&D expense in 2023 was driven primarily by increases in headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense was relatively flat in 2023 compared to 2022.
Apple Inc. | 2023 Form 10-K | 23

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2023, 2022 and 2021 were as follows (dollars in millions):

	2023	2022	2021
Provision for income taxes	$16,741	$19,300	$14,527
Effective tax rate	14.7%	16.2%	13.3%
Statutory federal income tax rate	21%	21%	21%
The Company’s effective tax rate for 2023 and 2022 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for 2023 was lower compared to 2022 due primarily to a lower effective tax rate on foreign earnings and the impact of U.S. foreign tax credit regulations issued by the U.S. Department of the Treasury in 2022, partially offset by lower tax benefits from share-based compensation.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $148.3 billion as of September 30, 2023, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s material cash requirements include the following contractual obligations:
Debt
As of September 30, 2023, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $106.6 billion (collectively the “Notes”), with $9.9 billion payable within 12 months. Future interest payments associated with the Notes total $41.1 billion, with $2.9 billion payable within 12 months.
The Company also issues unsecured short-term promissory notes pursuant to a commercial paper program. As of September 30, 2023, the Company had $6.0 billion of commercial paper outstanding, all of which was payable within 12 months.
Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. As of September 30, 2023, the Company had fixed lease payment obligations of $15.8 billion, with $2.0 billion payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of September 30, 2023, the Company had manufacturing purchase obligations of $53.1 billion, with $52.9 billion payable within 12 months. The Company’s manufacturing purchase obligations are primarily noncancelable.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including assets related to product manufacturing, and noncancelable obligations related to supplier arrangements, licensed intellectual property and content, and distribution rights. As of September 30, 2023, the Company had other purchase obligations of $21.9 billion, with $5.6 billion payable within 12 months.
Deemed Repatriation Tax Payable
As of September 30, 2023, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was $22.0 billion, with $6.5 billion expected to be paid within 12 months.
Apple Inc. | 2023 Form 10-K | 24

Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program. The program does not obligate the Company to acquire a minimum amount of shares. As of September 30, 2023, the Company’s quarterly cash dividend was $0.24 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
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
Apple Inc. | 2023 Form 10-K | 25

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to economic risk from interest rates and foreign exchange rates. The Company uses various strategies to manage these risks; however, they may still impact the Company’s consolidated financial statements.
Interest Rate Risk
The Company is primarily exposed to fluctuations in U.S. interest rates and their impact on the Company’s investment portfolio and term debt. Increases in interest rates will negatively affect the fair value of the Company’s investment portfolio and increase the interest expense on the Company’s term debt. To protect against interest rate risk, the Company may use derivative instruments, offset interest rate–sensitive assets and liabilities, or control duration of the investment and term debt portfolios.
The following table sets forth potential impacts on the Company’s investment portfolio and term debt, including the effects of any associated derivatives, that would result from a hypothetical increase in relevant interest rates as of September 30, 2023 and September 24, 2022 (dollars in millions):

Interest Rate Sensitive Instrument	Hypothetical Interest Rate Increase	Potential Impact	2023	2022
Investment portfolio	100 basis points, all tenors	Decline in fair value	$3,089	$4,022
Term debt	100 basis points, all tenors	Increase in annual interest expense	$194	$201
Foreign Exchange Rate Risk
The Company’s exposure to foreign exchange rate risk relates primarily to the Company being a net receiver of currencies other than the U.S. dollar. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. Fluctuations in exchange rates may also affect the fair values of certain of the Company’s assets and liabilities. To protect against foreign exchange rate risk, the Company may use derivative instruments, offset exposures, or adjust local currency pricing of its products and services. However, the Company may choose to not hedge certain foreign currency exposures for a variety of reasons, including accounting considerations or prohibitive cost.
The Company applied a value-at-risk (“VAR”) model to its foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VAR model used a Monte Carlo simulation. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. Based on the results of the model, the Company estimates, with 95% confidence, a maximum one-day loss in fair value of $669 million and $1.0 billion as of September 30, 2023 and September 24, 2022, respectively. Changes in the Company’s underlying foreign currency exposures, which were excluded from the assessment, generally offset changes in the fair values of the Company’s foreign currency derivatives.
Apple Inc. | 2023 Form 10-K | 26

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2023 Form 10-K | 27

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Net sales:
Products	$298,085	$316,199	$297,392
Services	85,200	78,129	68,425
Total net sales	383,285	394,328	365,817

Cost of sales:
Products	189,282	201,471	192,266
Services	24,855	22,075	20,715
Total cost of sales	214,137	223,546	212,981
Gross margin	169,148	170,782	152,836

Operating expenses:
Research and development	29,915	26,251	21,914
Selling, general and administrative	24,932	25,094	21,973
Total operating expenses	54,847	51,345	43,887

Operating income	114,301	119,437	108,949
Other income/(expense), net	(565)	(334)	258
Income before provision for income taxes	113,736	119,103	109,207
Provision for income taxes	16,741	19,300	14,527
Net income	$96,995	$99,803	$94,680

Earnings per share:
Basic	$6.16	$6.15	$5.67
Diluted	$6.13	$6.11	$5.61

Shares used in computing earnings per share:
Basic	15,744,231	16,215,963	16,701,272
Diluted	15,812,547	16,325,819	16,864,919
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2023 Form 10-K | 28

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Net income	$96,995	$99,803	$94,680
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(765)	(1,511)	501

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	323	3,212	32
Adjustment for net (gains)/losses realized and included in net income	(1,717)	(1,074)	1,003
Total change in unrealized gains/losses on derivative instruments	(1,394)	2,138	1,035

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	1,563	(12,104)	(694)
Adjustment for net (gains)/losses realized and included in net income	253	205	(273)
Total change in unrealized gains/losses on marketable debt securities	1,816	(11,899)	(967)

Total other comprehensive income/(loss)	(343)	(11,272)	569
Total comprehensive income	$96,652	$88,531	$95,249
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2023 Form 10-K | 29

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2023	September 24, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$29,965	$23,646
Marketable securities	31,590	24,658
Accounts receivable, net	29,508	28,184
Vendor non-trade receivables	31,477	32,748
Inventories	6,331	4,946
Other current assets	14,695	21,223
Total current assets	143,566	135,405

Non-current assets:
Marketable securities	100,544	120,805
Property, plant and equipment, net	43,715	42,117
Other non-current assets	64,758	54,428
Total non-current assets	209,017	217,350
Total assets	$352,583	$352,755

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$62,611	$64,115
Other current liabilities	58,829	60,845
Deferred revenue	8,061	7,912
Commercial paper	5,985	9,982
Term debt	9,822	11,128
Total current liabilities	145,308	153,982

Non-current liabilities:
Term debt	95,281	98,959
Other non-current liabilities	49,848	49,142
Total non-current liabilities	145,129	148,101
Total liabilities	290,437	302,083

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,550,061 and 15,943,425 shares issued and outstanding, respectively	73,812	64,849
Accumulated deficit	(214)	(3,068)
Accumulated other comprehensive loss	(11,452)	(11,109)
Total shareholders’ equity	62,146	50,672
Total liabilities and shareholders’ equity	$352,583	$352,755
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2023 Form 10-K | 30

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per-share amounts)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Total shareholders’ equity, beginning balances	$50,672	$63,090	$65,339

Common stock and additional paid-in capital:
Beginning balances	64,849	57,365	50,779
Common stock issued	1,346	1,175	1,105
Common stock withheld related to net share settlement of equity awards	(3,521)	(2,971)	(2,627)
Share-based compensation	11,138	9,280	8,108
Ending balances	73,812	64,849	57,365

Retained earnings/(Accumulated deficit):
Beginning balances	(3,068)	5,562	14,966
Net income	96,995	99,803	94,680
Dividends and dividend equivalents declared	(14,996)	(14,793)	(14,431)
Common stock withheld related to net share settlement of equity awards	(2,099)	(3,454)	(4,151)
Common stock repurchased	(77,046)	(90,186)	(85,502)
Ending balances	(214)	(3,068)	5,562

Accumulated other comprehensive income/(loss):
Beginning balances	(11,109)	163	(406)
Other comprehensive income/(loss)	(343)	(11,272)	569
Ending balances	(11,452)	(11,109)	163

Total shareholders’ equity, ending balances	$62,146	$50,672	$63,090

Dividends and dividend equivalents declared per share or RSU	$0.94	$0.90	$0.85
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2023 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 30, 2023	September 24, 2022	September 25, 2021
Cash, cash equivalents and restricted cash, beginning balances	$24,977	$35,929	$39,789

Operating activities:
Net income	96,995	99,803	94,680
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,519	11,104	11,284
Share-based compensation expense	10,833	9,038	7,906
Other	(2,227)	1,006	(4,921)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,688)	(1,823)	(10,125)
Vendor non-trade receivables	1,271	(7,520)	(3,903)
Inventories	(1,618)	1,484	(2,642)
Other current and non-current assets	(5,684)	(6,499)	(8,042)
Accounts payable	(1,889)	9,448	12,326
Other current and non-current liabilities	3,031	6,110	7,475
Cash generated by operating activities	110,543	122,151	104,038

Investing activities:
Purchases of marketable securities	(29,513)	(76,923)	(109,558)
Proceeds from maturities of marketable securities	39,686	29,917	59,023
Proceeds from sales of marketable securities	5,828	37,446	47,460
Payments for acquisition of property, plant and equipment	(10,959)	(10,708)	(11,085)
Other	(1,337)	(2,086)	(385)
Cash generated by/(used in) investing activities	3,705	(22,354)	(14,545)

Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,431)	(6,223)	(6,556)
Payments for dividends and dividend equivalents	(15,025)	(14,841)	(14,467)
Repurchases of common stock	(77,550)	(89,402)	(85,971)
Proceeds from issuance of term debt, net	5,228	5,465	20,393
Repayments of term debt	(11,151)	(9,543)	(8,750)
Proceeds from/(Repayments of) commercial paper, net	(3,978)	3,955	1,022
Other	(581)	(160)	976
Cash used in financing activities	(108,488)	(110,749)	(93,353)

Increase/(Decrease) in cash, cash equivalents and restricted cash	5,760	(10,952)	(3,860)
Cash, cash equivalents and restricted cash, ending balances	$30,737	$24,977	$35,929

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$18,679	$19,573	$25,385
Cash paid for interest	$3,803	$2,865	$2,687
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2023 Form 10-K | 32

Apple Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries. The preparation of these consolidated financial statements and accompanying notes in conformity with GAAP requires the use of management estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first fiscal quarter of 2023. The Company’s fiscal year 2023 spanned 53 weeks, whereas fiscal years 2022 and 2021 spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Revenue
The Company records revenue net of taxes collected from customers that are remitted to governmental authorities.
Share-Based Compensation
The Company recognizes share-based compensation expense on a straight-line basis for its estimate of equity awards that will ultimately vest.
Cash Equivalents
All highly liquid investments with maturities of three months or less at the date of purchase are treated as cash equivalents.
Marketable Securities
The cost of securities sold is determined using the specific identification method.
Inventories
Inventories are measured using the first-in, first-out method.
Property, Plant and Equipment
Depreciation on property, plant and equipment is recognized on a straight-line basis.
Derivative Instruments
The Company presents derivative assets and liabilities at their gross fair values in the Consolidated Balance Sheets.
Income Taxes
The Company records certain deferred tax assets and liabilities in connection with the minimum tax on certain foreign earnings created by the Act.
Leases
The Company combines and accounts for lease and nonlease components as a single lease component for leases of corporate, data center and retail facilities.
Apple Inc. | 2023 Form 10-K | 33

Note 2 – Revenue
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
For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. For third-party applications sold through the App Store, the Company does not obtain control of the product before transferring it to the customer. Therefore, the Company accounts for all third-party application–related sales on a net basis by recognizing in Services net sales only the commission it retains.
Apple Inc. | 2023 Form 10-K | 34

Net sales disaggregated by significant products and services for 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
iPhone (1)	$200,583	$205,489	$191,973
Mac (1)	29,357	40,177	35,190
iPad (1)	28,300	29,292	31,862
Wearables, Home and Accessories (1)	39,845	41,241	38,367
Services (2)	85,200	78,129	68,425
Total net sales	$383,285	$394,328	$365,817
(1)Products net sales include amortization of the deferred value of unspecified software upgrade rights, which are bundled in the sales price of the respective product.
(2)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
Total net sales include $8.2 billion of revenue recognized in 2023 that was included in deferred revenue as of September 24, 2022, $7.5 billion of revenue recognized in 2022 that was included in deferred revenue as of September 25, 2021, and $6.7 billion of revenue recognized in 2021 that was included in deferred revenue as of September 26, 2020.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 13, “Segment Information and Geographic Data” for 2023, 2022 and 2021, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of September 30, 2023 and September 24, 2022, the Company had total deferred revenue of $12.1 billion and $12.4 billion, respectively. As of September 30, 2023, the Company expects 67% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 7% within two-to-three years and 1% in greater than three years.
Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2023, 2022 and 2021 (net income in millions and shares in thousands):

	2023	2022	2021
Numerator:
Net income	$96,995	$99,803	$94,680

Denominator:
Weighted-average basic shares outstanding	15,744,231	16,215,963	16,701,272
Effect of dilutive share-based awards	68,316	109,856	163,647
Weighted-average diluted shares	15,812,547	16,325,819	16,864,919

Basic earnings per share	$6.16	$6.15	$5.67
Diluted earnings per share	$6.13	$6.11	$5.61
Approximately 24 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for 2023 because their effect would have been antidilutive.
Apple Inc. | 2023 Form 10-K | 35

Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 30, 2023 and September 24, 2022 (in millions):

	2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,359	$—	$—	$28,359	$28,359	$—	$—
Level 1:
Money market funds	481	—	—	481	481	—	—
Mutual funds and equity securities	442	12	(26)	428	—	428	—
Subtotal	923	12	(26)	909	481	428	—
Level 2 (1):
U.S. Treasury securities	19,406	—	(1,292)	18,114	35	5,468	12,611
U.S. agency securities	5,736	—	(600)	5,136	36	271	4,829
Non-U.S. government securities	17,533	6	(1,048)	16,491	—	11,332	5,159
Certificates of deposit and time deposits	1,354	—	—	1,354	1,034	320	—
Commercial paper	608	—	—	608	—	608	—
Corporate debt securities	76,840	6	(5,956)	70,890	20	12,627	58,243
Municipal securities	628	—	(26)	602	—	192	410
Mortgage- and asset-backed securities	22,365	6	(2,735)	19,636	—	344	19,292
Subtotal	144,470	18	(11,657)	132,831	1,125	31,162	100,544
Total (2)	$173,752	$30	$(11,683)	$162,099	$29,965	$31,590	$100,544

	2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$18,546	$—	$—	$18,546	$18,546	$—	$—
Level 1:
Money market funds	2,929	—	—	2,929	2,929	—	—
Mutual funds	274	—	(47)	227	—	227	—
Subtotal	3,203	—	(47)	3,156	2,929	227	—
Level 2 (1):
U.S. Treasury securities	25,134	—	(1,725)	23,409	338	5,091	17,980
U.S. agency securities	5,823	—	(655)	5,168	—	240	4,928
Non-U.S. government securities	16,948	2	(1,201)	15,749	—	8,806	6,943
Certificates of deposit and time deposits	2,067	—	—	2,067	1,805	262	—
Commercial paper	718	—	—	718	28	690	—
Corporate debt securities	87,148	9	(7,707)	79,450	—	9,023	70,427
Municipal securities	921	—	(35)	886	—	266	620
Mortgage- and asset-backed securities	22,553	—	(2,593)	19,960	—	53	19,907
Subtotal	161,312	11	(13,916)	147,407	2,171	24,431	120,805
Total (2)	$183,061	$11	$(13,963)	$169,109	$23,646	$24,658	$120,805
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of September 30, 2023 and September 24, 2022, total marketable securities included $13.8 billion and $12.7 billion, respectively, that were restricted from general use, related to the State Aid Decision (refer to Note 7, “Income Taxes”) and other agreements.
Apple Inc. | 2023 Form 10-K | 36

The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of September 30, 2023 (in millions):

Due after 1 year through 5 years	$74,427
Due after 5 years through 10 years	9,964
Due after 10 years	16,153
Total fair value	$100,544
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies marketable debt securities as either current or non-current based solely on each instrument’s underlying contractual maturity date.
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
The Company classifies cash flows related to derivative instruments in the same section of the Consolidated Statements of Cash Flows as the items being hedged, which are generally classified as operating activities.
Foreign Exchange Rate Risk
To protect gross margins from fluctuations in foreign exchange rates, the Company may use forwards, options or other instruments, and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months.
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of September 30, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 19 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of September 30, 2023 and September 24, 2022 were as follows (in millions):

	2023	2022
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$74,730	$102,670
Interest rate contracts	$19,375	$20,125

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$104,777	$185,381
Apple Inc. | 2023 Form 10-K | 37

The gross fair values of the Company’s derivative assets and liabilities as of September 24, 2022 were as follows (in millions):

	2022
	Fair Value of Derivatives Designated as Accounting Hedges	Fair Value of Derivatives Not Designated as Accounting Hedges	Total Fair Value
Derivative assets (1):
Foreign exchange contracts	$4,317	$2,819	$7,136

Derivative liabilities (2):
Foreign exchange contracts	$2,205	$2,547	$4,752
Interest rate contracts	$1,367	$—	$1,367
(1)Derivative assets are measured using Level 2 fair value inputs and are included in other current assets and other non-current assets in the Consolidated Balance Sheet.
(2)Derivative liabilities are measured using Level 2 fair value inputs and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheet.
The derivative assets above represent the Company’s gross credit exposure if all counterparties failed to perform. To mitigate credit risk, the Company generally uses collateral security arrangements that provide for collateral to be received or posted when the net fair values of certain derivatives fluctuate from contractually established thresholds. To further limit credit risk, the Company generally uses master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of September 24, 2022, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be a reduction to both derivative assets and derivative liabilities of $7.8 billion, resulting in a net derivative asset of $412 million.
The carrying amounts of the Company’s hedged items in fair value hedges as of September 30, 2023 and September 24, 2022 were as follows (in millions):

	2023	2022
Hedged assets/(liabilities):
Current and non-current marketable securities	$14,433	$13,378
Current and non-current term debt	$(18,247)	$(18,739)
Accounts Receivable
Trade Receivables
As of September 24, 2022, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 10%. The Company’s third-party cellular network carriers accounted for 41% and 44% of total trade receivables as of September 30, 2023 and September 24, 2022, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of September 30, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 48% and 23%. As of September 24, 2022, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 54% and 13%.
Apple Inc. | 2023 Form 10-K | 38

Note 5 – Property, Plant and Equipment
The following table shows the Company’s gross property, plant and equipment by major asset class and accumulated depreciation as of September 30, 2023 and September 24, 2022 (in millions):

	2023	2022
Land and buildings	$23,446	$22,126
Machinery, equipment and internal-use software	78,314	81,060
Leasehold improvements	12,839	11,271
Gross property, plant and equipment	114,599	114,457
Accumulated depreciation	(70,884)	(72,340)
Total property, plant and equipment, net	$43,715	$42,117
Depreciation expense on property, plant and equipment was $8.5 billion, $8.7 billion and $9.5 billion during 2023, 2022 and 2021, respectively.
Note 6 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 30, 2023 and September 24, 2022 (in millions):
Other Non-Current Assets

	2023	2022
Deferred tax assets	$17,852	$15,375
Other non-current assets	46,906	39,053
Total other non-current assets	$64,758	$54,428
Other Current Liabilities

	2023	2022
Income taxes payable	$8,819	$6,552
Other current liabilities	50,010	54,293
Total other current liabilities	$58,829	$60,845
Other Non-Current Liabilities

	2023	2022
Long-term taxes payable	$15,457	$16,657
Other non-current liabilities	34,391	32,485
Total other non-current liabilities	$49,848	$49,142
Other Income/(Expense), Net
The following table shows the detail of other income/(expense), net for 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Interest and dividend income	$3,750	$2,825	$2,843
Interest expense	(3,933)	(2,931)	(2,645)
Other income/(expense), net	(382)	(228)	60
Total other income/(expense), net	$(565)	$(334)	$258
Apple Inc. | 2023 Form 10-K | 39

Note 7 – Income Taxes
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2023, 2022 and 2021, consisted of the following (in millions):

	2023	2022	2021
Federal:
Current	$9,445	$7,890	$8,257
Deferred	(3,644)	(2,265)	(7,176)
Total	5,801	5,625	1,081
State:
Current	1,570	1,519	1,620
Deferred	(49)	84	(338)
Total	1,521	1,603	1,282
Foreign:
Current	8,750	8,996	9,424
Deferred	669	3,076	2,740
Total	9,419	12,072	12,164
Provision for income taxes	$16,741	$19,300	$14,527
The foreign provision for income taxes is based on foreign pretax earnings of $72.9 billion, $71.3 billion and $68.7 billion in 2023, 2022 and 2021, respectively.
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (21% in 2023, 2022 and 2021) to income before provision for income taxes for 2023, 2022 and 2021, is as follows (dollars in millions):

	2023	2022	2021
Computed expected tax	$23,885	$25,012	$22,933
State taxes, net of federal effect	1,124	1,518	1,151
Earnings of foreign subsidiaries	(5,744)	(4,366)	(4,715)
Research and development credit, net	(1,212)	(1,153)	(1,033)
Excess tax benefits from equity awards	(1,120)	(1,871)	(2,137)
Foreign-derived intangible income deduction	—	(296)	(1,372)
Other	(192)	456	(300)
Provision for income taxes	$16,741	$19,300	$14,527
Effective tax rate	14.7%	16.2%	13.3%
Apple Inc. | 2023 Form 10-K | 40

Deferred Tax Assets and Liabilities
As of September 30, 2023 and September 24, 2022, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2023	2022
Deferred tax assets:
Tax credit carryforwards	$8,302	$6,962
Accrued liabilities and other reserves	6,365	6,515
Capitalized research and development	6,294	1,267
Deferred revenue	4,571	5,742
Unrealized losses	2,447	2,913
Lease liabilities	2,421	2,400
Other	2,343	3,407
Total deferred tax assets	32,743	29,206
Less: Valuation allowance	(8,374)	(7,530)
Total deferred tax assets, net	24,369	21,676
Deferred tax liabilities:
Right-of-use assets	2,179	2,163
Depreciation	1,998	1,582
Minimum tax on foreign earnings	1,940	1,983
Unrealized gains	511	942
Other	490	469
Total deferred tax liabilities	7,118	7,139
Net deferred tax assets	$17,251	$14,537
As of September 30, 2023, the Company had $5.2 billion in foreign tax credit carryforwards in Ireland and $3.0 billion in California R&D credit carryforwards, both of which can be carried forward indefinitely. A valuation allowance has been recorded for the credit carryforwards and a portion of other temporary differences.
Uncertain Tax Positions
As of September 30, 2023, the total amount of gross unrecognized tax benefits was $19.5 billion, of which $9.5 billion, if recognized, would impact the Company’s effective tax rate. As of September 24, 2022, the total amount of gross unrecognized tax benefits was $16.8 billion, of which $8.0 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2023, 2022 and 2021, is as follows (in millions):

	2023	2022	2021
Beginning balances	$16,758	$15,477	$16,475
Increases related to tax positions taken during a prior year	2,044	2,284	816
Decreases related to tax positions taken during a prior year	(1,463)	(1,982)	(1,402)
Increases related to tax positions taken during the current year	2,628	1,936	1,607
Decreases related to settlements with taxing authorities	(19)	(28)	(1,838)
Decreases related to expiration of the statute of limitations	(494)	(929)	(181)
Ending balances	$19,454	$16,758	$15,477
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2017 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination. Although the timing of resolution or closure of examinations is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months by as much as $4.5 billion.
Apple Inc. | 2023 Form 10-K | 41

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
On an annual basis, the Company may request approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of September 30, 2023, the adjusted recovery amount was €12.7 billion, excluding interest. The adjusted recovery amount plus interest is funded into escrow, where it will remain restricted from general use pending the conclusion of all legal proceedings. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 4, “Financial Instruments” for more information.
Note 8 – Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. These leases typically have original terms not exceeding 10 years and generally contain multiyear renewal options, some of which are reasonably certain of exercise.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $2.0 billion, $1.9 billion and $1.7 billion for 2023, 2022 and 2021, respectively. Lease costs associated with variable payments on the Company’s leases were $13.9 billion, $14.9 billion and $12.9 billion for 2023, 2022 and 2021, respectively.
The Company made $1.9 billion, $1.8 billion and $1.4 billion of fixed cash payments related to operating leases in 2023, 2022 and 2021, respectively. Noncash activities involving right-of-use (“ROU”) assets obtained in exchange for lease liabilities were $2.1 billion, $2.8 billion and $3.3 billion for 2023, 2022 and 2021, respectively.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 30, 2023 and September 24, 2022 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2023	2022
Right-of-use assets:
Operating leases	Other non-current assets	$10,661	$10,417
Finance leases	Property, plant and equipment, net	1,015	952
Total right-of-use assets		$11,676	$11,369

Lease liabilities:
Operating leases	Other current liabilities	$1,410	$1,534
	Other non-current liabilities	10,408	9,936
Finance leases	Other current liabilities	165	129
	Other non-current liabilities	859	812
Total lease liabilities		$12,842	$12,411
Apple Inc. | 2023 Form 10-K | 42

Lease liability maturities as of September 30, 2023, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$1,719	$196	$1,915
2025	1,875	151	2,026
2026	1,732	120	1,852
2027	1,351	52	1,403
2028	1,181	34	1,215
Thereafter	5,983	872	6,855
Total undiscounted liabilities	13,841	1,425	15,266
Less: Imputed interest	(2,023)	(401)	(2,424)
Total lease liabilities	$11,818	$1,024	$12,842
The weighted-average remaining lease term related to the Company’s lease liabilities as of September 30, 2023 and September 24, 2022 was 10.6 years and 10.1 years, respectively. The discount rate related to the Company’s lease liabilities as of September 30, 2023 and September 24, 2022 was 3.0% and 2.3%, respectively. The discount rates related to the Company’s lease liabilities are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of September 30, 2023, the Company had $544 million of future payments under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2024 and 2026, with lease terms ranging from 1 year to 21 years.
Note 9 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 30, 2023 and September 24, 2022, the Company had $6.0 billion and $10.0 billion of commercial paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s commercial paper was 5.28% and 2.31% as of September 30, 2023 and September 24, 2022, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of commercial paper for 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(1,333)	$5,264	$(357)

Maturities greater than 90 days:
Proceeds from commercial paper	—	5,948	7,946
Repayments of commercial paper	(2,645)	(7,257)	(6,567)
Proceeds from/(Repayments of) commercial paper, net	(2,645)	(1,309)	1,379

Total proceeds from/(repayments of) commercial paper, net	$(3,978)	$3,955	$1,022
Apple Inc. | 2023 Form 10-K | 43

Term Debt
The Company has outstanding Notes, which are senior unsecured obligations with interest payable in arrears. The following table provides a summary of the Company’s term debt as of September 30, 2023 and September 24, 2022:

	Maturities (calendar year)	2023		2022
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2022 debt issuances:
Fixed-rate 0.000% – 4.650% notes	2024 – 2062	$101,322	0.03% – 6.72%	$111,824	0.03% – 4.78%

Third quarter 2023 debt issuance:
Fixed-rate 4.000% – 4.850% notes	2026 – 2053	5,250	4.04% – 4.88%	—
Total term debt principal		106,572		111,824

Unamortized premium/(discount) and issuance costs, net		(356)		(374)
Hedge accounting fair value adjustments		(1,113)		(1,363)
Total term debt		105,103		110,087
Less: Current portion of term debt		(9,822)		(11,128)
Total non-current portion of term debt		$95,281		$98,959
To manage interest rate risk on certain of its U.S. dollar–denominated fixed-rate notes, the Company uses interest rate swaps to effectively convert the fixed interest rates to floating interest rates on a portion of these notes. Additionally, to manage foreign exchange rate risk on certain of its foreign currency–denominated notes, the Company uses cross-currency swaps to effectively convert these notes to U.S. dollar–denominated notes.
The effective interest rates for the Notes include the interest on the Notes, amortization of the discount or premium and, if applicable, adjustments related to hedging. The Company recognized $3.7 billion, $2.8 billion and $2.6 billion of interest expense on its term debt for 2023, 2022 and 2021, respectively.
The future principal payments for the Company’s Notes as of September 30, 2023, are as follows (in millions):

2024	$9,943
2025	10,775
2026	12,265
2027	9,786
2028	7,800
Thereafter	56,003
Total term debt principal	$106,572
As of September 30, 2023 and September 24, 2022, the fair value of the Company’s Notes, based on Level 2 inputs, was $90.8 billion and $98.8 billion, respectively.
Note 10 – Shareholders’ Equity
Share Repurchase Program
During 2023, the Company repurchased 471 million shares of its common stock for $76.6 billion, excluding excise tax due under the Inflation Reduction Act of 2022. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | 2023 Form 10-K | 44

Shares of Common Stock
The following table shows the changes in shares of common stock for 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Common stock outstanding, beginning balances	15,943,425	16,426,786	16,976,763
Common stock repurchased	(471,419)	(568,589)	(656,340)
Common stock issued, net of shares withheld for employee taxes	78,055	85,228	106,363
Common stock outstanding, ending balances	15,550,061	15,943,425	16,426,786
Note 11 – Share-Based Compensation
2022 Employee Stock Plan
The Apple Inc. 2022 Employee Stock Plan (the “2022 Plan”) is a shareholder-approved plan that provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights. RSUs granted under the 2022 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. All RSUs granted under the 2022 Plan have dividend equivalent rights, which entitle holders of RSUs to the same dividend value per share as holders of common stock. A maximum of approximately 1.3 billion shares were authorized for issuance pursuant to 2022 Plan awards at the time the plan was approved on March 4, 2022.
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
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2023, 2022 and 2021, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 26, 2020	310,778	$51.58
RSUs granted	89,363	$116.33
RSUs vested	(145,766)	$50.71
RSUs canceled	(13,948)	$68.95
Balance as of September 25, 2021	240,427	$75.16
RSUs granted	91,674	$150.70
RSUs vested	(115,861)	$72.12
RSUs canceled	(14,739)	$99.77
Balance as of September 24, 2022	201,501	$109.48
RSUs granted	88,768	$150.87
RSUs vested	(101,878)	$97.31
RSUs canceled	(8,144)	$127.98
Balance as of September 30, 2023	180,247	$135.91	$30,860
The fair value as of the respective vesting dates of RSUs was $15.9 billion, $18.2 billion and $19.0 billion for 2023, 2022 and 2021, respectively. The majority of RSUs that vested in 2023, 2022 and 2021 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 37 million, 41 million and 53 million for 2023, 2022 and 2021, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to taxing authorities for employees’ tax obligations were $5.6 billion, $6.4 billion and $6.8 billion in 2023, 2022 and 2021, respectively.
Apple Inc. | 2023 Form 10-K | 45

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Share-based compensation expense	$10,833	$9,038	$7,906
Income tax benefit related to share-based compensation expense	$(3,421)	$(4,002)	$(4,056)
As of September 30, 2023, the total unrecognized compensation cost related to outstanding RSUs was $18.6 billion, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 12 – Commitments, Contingencies and Supply Concentrations
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed intellectual property and content, and distribution rights. Future payments under noncancelable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2023, are as follows (in millions):

2024	$4,258
2025	2,674
2026	3,434
2027	1,277
2028	5,878
Thereafter	3,215
Total	$20,736
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
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam.
Apple Inc. | 2023 Form 10-K | 46

Note 13 – Segment Information and Geographic Data
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
The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment consists of net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. The information provided to the Company’s chief operating decision maker for purposes of making decisions and assessing segment performance excludes asset information.
The following table shows information by reportable segment for 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Americas:
Net sales	$162,560	$169,658	$153,306
Operating income	$60,508	$62,683	$53,382

Europe:
Net sales	$94,294	$95,118	$89,307
Operating income	$36,098	$35,233	$32,505

Greater China:
Net sales	$72,559	$74,200	$68,366
Operating income	$30,328	$31,153	$28,504

Japan:
Net sales	$24,257	$25,977	$28,482
Operating income	$11,888	$12,257	$12,798

Rest of Asia Pacific:
Net sales	$29,615	$29,375	$26,356
Operating income	$12,066	$11,569	$9,817
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2023, 2022 and 2021 is as follows (in millions):

	2023	2022	2021
Segment operating income	$150,888	$152,895	$137,006
Research and development expense	(29,915)	(26,251)	(21,914)
Other corporate expenses, net (1)	(6,672)	(7,207)	(6,143)
Total operating income	$114,301	$119,437	$108,949
(1)Includes corporate marketing expenses, certain share-based compensation expenses, various nonrecurring charges, and other separately managed general and administrative costs.
Apple Inc. | 2023 Form 10-K | 47

The U.S. and China were the only countries that accounted for more than 10% of the Company’s net sales in 2023, 2022 and 2021. Net sales for 2023, 2022 and 2021 and long-lived assets as of September 30, 2023 and September 24, 2022 were as follows (in millions):

	2023	2022	2021
Net sales:
U.S.	$138,573	$147,859	$133,803
China (1)	72,559	74,200	68,366
Other countries	172,153	172,269	163,648
Total net sales	$383,285	$394,328	$365,817

	2023	2022
Long-lived assets:
U.S.	$33,276	$31,119
China (1)	5,778	7,260
Other countries	4,661	3,738
Total long-lived assets	$43,715	$42,117
(1)China includes Hong Kong and Taiwan.
Apple Inc. | 2023 Form 10-K | 48

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 30, 2023 and September 24, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apple Inc. at September 30, 2023 and September 24, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), Apple Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 2, 2023 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the financial statements, Apple Inc. is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. As of September 30, 2023, the total amount of gross unrecognized tax benefits was $19.5 billion, of which $9.5 billion, if recognized, would impact Apple Inc.’s effective tax rate. In accounting for some of the uncertain tax positions, Apple Inc. uses significant judgment in the interpretation and application of complex domestic and international tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

Apple Inc. | 2023 Form 10-K | 49

How We Addressed the Matter in Our Audit
We tested controls relating to the evaluation of uncertain tax positions, including controls over management’s assessment as to whether tax positions are more likely than not to be sustained, management’s process to measure the benefit of its tax positions, and the development of the related disclosures.
To evaluate Apple Inc.’s assessment of which tax positions are more likely than not to be sustained, our audit procedures included, among others, reading and evaluating management’s assumptions and analysis, and, as applicable, Apple Inc.’s communications with taxing authorities, that detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter resources in assessing the technical merits of certain of Apple Inc.’s tax positions based on our knowledge of relevant tax laws and experience with related taxing authorities. For certain tax positions, we also received external legal counsel confirmation letters and discussed the matters with external advisors and Apple Inc. tax personnel. In addition, we evaluated Apple Inc.’s disclosure in relation to these matters included in Note 7 to the financial statements.

/s/ Ernst & Young LLP
We have served as Apple Inc.’s auditor since 2009.

San Jose, California
November 2, 2023
Apple Inc. | 2023 Form 10-K | 50

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of Apple Inc. as of September 30, 2023 and September 24, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 2, 2023 expressed an unqualified opinion thereon.
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
November 2, 2023
Apple Inc. | 2023 Form 10-K | 51

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | 2023 Form 10-K | 52

Item 9B.    Other Information
Insider Trading Arrangements
On August 30, 2023, Deirdre O’Brien, the Company’s Senior Vice President, Retail, and Jeff Williams, the Company’s Chief Operating Officer, each entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plans provide for the sale of all shares vested during the duration of the plans pursuant to certain equity awards granted to Ms. O’Brien and Mr. Williams, respectively, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Ms. O’Brien’s plan will expire on October 15, 2024, and Mr. Williams’ plan will expire on December 15, 2024, subject to early termination for certain specified events set forth in the plans.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after September 30, 2023, in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders (the “2024 Proxy Statement”), and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Apple Inc. | 2023 Form 10-K | 53

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
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of August 17, 2022.	8-K	3.2	8/19/22
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
Apple Inc. | 2023 Form 10-K | 54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of August 18, 2017, including form of global note representing the 2.513% Notes due 2024.	8-K	4.1	8/18/17
4.18	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.19	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.20	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.21	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.22	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.23	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.24	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.25	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
4.26	Officer’s Certificate of the Registrant, dated as of August 5, 2021, including forms of global notes representing the 1.400% Notes due 2028, 1.700% Notes due 2031, 2.700% Notes due 2051 and 2.850% Notes due 2061.	8-K	4.1	8/5/21
4.27	Indenture, dated as of October 28, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	10/29/21
4.28	Officer’s Certificate of the Registrant, dated as of August 8, 2022, including forms of global notes representing the 3.250% Notes due 2029, 3.350% Notes due 2032, 3.950% Notes due 2052 and 4.100% Notes due 2062.	8-K	4.1	8/8/22
Apple Inc. | 2023 Form 10-K | 55

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.29	Officer’s Certificate of the Registrant, dated as of May 10, 2023, including forms of global notes representing the 4.421% Notes due 2026, 4.000% Notes due 2028, 4.150% Notes due 2030, 4.300% Notes due 2033 and 4.850% Notes due 2053.	8-K	4.1	5/10/23
4.30*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Apple Inc. Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended November 9, 2021.	10-Q	10.1	12/25/21
10.4*	Apple Inc. 2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.5*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.6*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.7*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.17	9/29/18
10.8*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.18	9/29/18
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.15	9/28/19
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.16	9/28/19
10.11*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.16	9/26/20
10.12*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.17	9/26/20
10.13*	Form of CEO Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.1	12/26/20
10.14*	Form of CEO Performance Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.2	12/26/20
10.15*	Apple Inc. 2022 Employee Stock Plan.	8-K	10.1	3/4/22
10.16*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.2	3/4/22
10.17*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.3	3/4/22
10.18*	Apple Inc. Executive Cash Incentive Plan.	8-K	10.1	8/19/22
10.19*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.1	12/31/22
10.20*	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.2	12/31/22
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Apple Inc. | 2023 Form 10-K | 56

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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
Apple Inc. | 2023 Form 10-K | 57

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2023	Apple Inc.

	By:	/s/ Luca Maestri
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	November 2, 2023
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 2, 2023
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	November 2, 2023
CHRIS KONDO

/s/ James A. Bell	Director	November 2, 2023
JAMES A. BELL

/s/ Al Gore	Director	November 2, 2023
AL GORE

/s/ Alex Gorsky	Director	November 2, 2023
ALEX GORSKY

/s/ Andrea Jung	Director	November 2, 2023
ANDREA JUNG

/s/ Arthur D. Levinson	Director and Chair of the Board	November 2, 2023
ARTHUR D. LEVINSON

/s/ Monica Lozano	Director	November 2, 2023
MONICA LOZANO

/s/ Ronald D. Sugar	Director	November 2, 2023
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	November 2, 2023
SUSAN L. WAGNER
Apple Inc. | 2023 Form 10-K | 58