Form 10-Q
period 2023-12-30
Apple Inc.
filed 2024-02-02
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
or
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
Yes  ☐     No  ☒
15,441,881,000 shares of common stock were issued and outstanding as of January 19, 2024.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 30, 2023

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales:
Products	$96,458	$96,388
Services	23,117	20,766
Total net sales	119,575	117,154

Cost of sales:
Products	58,440	60,765
Services	6,280	6,057
Total cost of sales	64,720	66,822
Gross margin	54,855	50,332

Operating expenses:
Research and development	7,696	7,709
Selling, general and administrative	6,786	6,607
Total operating expenses	14,482	14,316

Operating income	40,373	36,016
Other income/(expense), net	(50)	(393)
Income before provision for income taxes	40,323	35,623
Provision for income taxes	6,407	5,625
Net income	$33,916	$29,998

Earnings per share:
Basic	$2.19	$1.89
Diluted	$2.18	$1.88

Shares used in computing earnings per share:
Basic	15,509,763	15,892,723
Diluted	15,576,641	15,955,718
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2024 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net income	$33,916	$29,998
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	308	(14)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	(531)	(988)
Adjustment for net (gains)/losses realized and included in net income	(823)	(1,766)
Total change in unrealized gains/losses on derivative instruments	(1,354)	(2,754)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	3,045	900
Adjustment for net (gains)/losses realized and included in net income	75	65
Total change in unrealized gains/losses on marketable debt securities	3,120	965

Total other comprehensive income/(loss)	2,074	(1,803)
Total comprehensive income	$35,990	$28,195
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2024 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 30, 2023	September 30, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$40,760	$29,965
Marketable securities	32,340	31,590
Accounts receivable, net	23,194	29,508
Vendor non-trade receivables	26,908	31,477
Inventories	6,511	6,331
Other current assets	13,979	14,695
Total current assets	143,692	143,566

Non-current assets:
Marketable securities	99,475	100,544
Property, plant and equipment, net	43,666	43,715
Other non-current assets	66,681	64,758
Total non-current assets	209,822	209,017
Total assets	$353,514	$352,583

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$58,146	$62,611
Other current liabilities	54,611	58,829
Deferred revenue	8,264	8,061
Commercial paper	1,998	5,985
Term debt	10,954	9,822
Total current liabilities	133,973	145,308

Non-current liabilities:
Term debt	95,088	95,281
Other non-current liabilities	50,353	49,848
Total non-current liabilities	145,441	145,129
Total liabilities	279,414	290,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,460,223 and 15,550,061 shares issued and outstanding, respectively	75,236	73,812
Retained earnings/(Accumulated deficit)	8,242	(214)
Accumulated other comprehensive loss	(9,378)	(11,452)
Total shareholders’ equity	74,100	62,146
Total liabilities and shareholders’ equity	$353,514	$352,583
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2024 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended
	December 30, 2023	December 31, 2022
Total shareholders’ equity, beginning balances	$62,146	$50,672

Common stock and additional paid-in capital:
Beginning balances	73,812	64,849
Common stock withheld related to net share settlement of equity awards	(1,660)	(1,434)
Share-based compensation	3,084	2,984
Ending balances	75,236	66,399

Retained earnings/(Accumulated deficit):
Beginning balances	(214)	(3,068)
Net income	33,916	29,998
Dividends and dividend equivalents declared	(3,774)	(3,712)
Common stock withheld related to net share settlement of equity awards	(1,018)	(978)
Common stock repurchased	(20,668)	(19,000)
Ending balances	8,242	3,240

Accumulated other comprehensive income/(loss):
Beginning balances	(11,452)	(11,109)
Other comprehensive income/(loss)	2,074	(1,803)
Ending balances	(9,378)	(12,912)

Total shareholders’ equity, ending balances	$74,100	$56,727

Dividends and dividend equivalents declared per share or RSU	$0.24	$0.23
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2024 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash, beginning balances	$30,737	$24,977

Operating activities:
Net income	33,916	29,998
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	2,848	2,916
Share-based compensation expense	2,997	2,905
Other	(989)	(317)
Changes in operating assets and liabilities:
Accounts receivable, net	6,555	4,275
Vendor non-trade receivables	4,569	2,320
Inventories	(137)	(1,807)
Other current and non-current assets	(1,457)	(4,099)
Accounts payable	(4,542)	(6,075)
Other current and non-current liabilities	(3,865)	3,889
Cash generated by operating activities	39,895	34,005

Investing activities:
Purchases of marketable securities	(9,780)	(5,153)
Proceeds from maturities of marketable securities	13,046	7,127
Proceeds from sales of marketable securities	1,337	509
Payments for acquisition of property, plant and equipment	(2,392)	(3,787)
Other	(284)	(141)
Cash generated by/(used in) investing activities	1,927	(1,445)

Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,591)	(2,316)
Payments for dividends and dividend equivalents	(3,825)	(3,768)
Repurchases of common stock	(20,139)	(19,475)
Repayments of term debt	—	(1,401)
Repayments of commercial paper, net	(3,984)	(8,214)
Other	(46)	(389)
Cash used in financing activities	(30,585)	(35,563)

Increase/(Decrease) in cash, cash equivalents and restricted cash	11,237	(3,003)
Cash, cash equivalents and restricted cash, ending balances	$41,974	$21,974

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,255	$828
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2024 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first fiscal quarter of 2023. The Company’s fiscal years 2024 and 2023 span 52 and 53 weeks, respectively. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Note 2 – Revenue
Net sales disaggregated by significant products and services for the three months ended December 30, 2023 and December 31, 2022 were as follows (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
iPhone®	$69,702	$65,775
Mac®	7,780	7,735
iPad®	7,023	9,396
Wearables, Home and Accessories	11,953	13,482
Services	23,117	20,766
Total net sales	$119,575	$117,154
Total net sales include $3.5 billion of revenue recognized in the three months ended December 30, 2023 that was included in deferred revenue as of September 30, 2023 and $3.4 billion of revenue recognized in the three months ended December 31, 2022 that was included in deferred revenue as of September 24, 2022.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three months ended December 30, 2023 and December 31, 2022, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of December 30, 2023 and September 30, 2023, the Company had total deferred revenue of $12.5 billion and $12.1 billion, respectively. As of December 30, 2023, the Company expects 66% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 7% within two-to-three years and 1% in greater than three years.
Apple Inc. | Q1 2024 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 30, 2023 and December 31, 2022 (net income in millions and shares in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Numerator:
Net income	$33,916	$29,998

Denominator:
Weighted-average basic shares outstanding	15,509,763	15,892,723
Effect of dilutive share-based awards	66,878	62,995
Weighted-average diluted shares	15,576,641	15,955,718

Basic earnings per share	$2.19	$1.89
Diluted earnings per share	$2.18	$1.88
Approximately 89 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for the three months ended December 31, 2022 because their effect would have been antidilutive.
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 30, 2023 and September 30, 2023 (in millions):

	December 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$29,542	$—	$—	$29,542	$29,542	$—	$—
Level 1:
Money market funds	2,000	—	—	2,000	2,000	—	—
Mutual funds	448	35	(11)	472	—	472	—
Subtotal	2,448	35	(11)	2,472	2,000	472	—
Level 2 (1):
U.S. Treasury securities	24,041	12	(920)	23,133	7,303	4,858	10,972
U.S. agency securities	5,791	—	(448)	5,343	243	98	5,002
Non-U.S. government securities	17,326	54	(675)	16,705	—	11,175	5,530
Certificates of deposit and time deposits	1,448	—	—	1,448	1,119	329	—
Commercial paper	1,361	—	—	1,361	472	889	—
Corporate debt securities	75,360	112	(3,964)	71,508	81	13,909	57,518
Municipal securities	562	—	(14)	548	—	185	363
Mortgage- and asset-backed securities	22,369	53	(1,907)	20,515	—	425	20,090
Subtotal	148,258	231	(7,928)	140,561	9,218	31,868	99,475
Total (2)	$180,248	$266	$(7,939)	$172,575	$40,760	$32,340	$99,475
Apple Inc. | Q1 2024 Form 10-Q | 7

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,359	$—	$—	$28,359	$28,359	$—	$—
Level 1:
Money market funds	481	—	—	481	481	—	—
Mutual funds and equity securities	442	12	(26)	428	—	428	—
Subtotal	923	12	(26)	909	481	428	—
Level 2 (1):
U.S. Treasury securities	19,406	—	(1,292)	18,114	35	5,468	12,611
U.S. agency securities	5,736	—	(600)	5,136	36	271	4,829
Non-U.S. government securities	17,533	6	(1,048)	16,491	—	11,332	5,159
Certificates of deposit and time deposits	1,354	—	—	1,354	1,034	320	—
Commercial paper	608	—	—	608	—	608	—
Corporate debt securities	76,840	6	(5,956)	70,890	20	12,627	58,243
Municipal securities	628	—	(26)	602	—	192	410
Mortgage- and asset-backed securities	22,365	6	(2,735)	19,636	—	344	19,292
Subtotal	144,470	18	(11,657)	132,831	1,125	31,162	100,544
Total (2)	$173,752	$30	$(11,683)	$162,099	$29,965	$31,590	$100,544
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of December 30, 2023 and September 30, 2023, total marketable securities included $13.9 billion and $13.8 billion, respectively, that were restricted from general use, related to the European Commission decision finding that Ireland granted state aid to the Company, and other agreements.
The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of December 30, 2023 (in millions):

Due after 1 year through 5 years	$72,994
Due after 5 years through 10 years	9,368
Due after 10 years	17,113
Total fair value	$99,475
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of December 30, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 19 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | Q1 2024 Form 10-Q | 8

Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of December 30, 2023 and September 30, 2023 were as follows (in millions):

	December 30, 2023	September 30, 2023
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$66,735	$74,730
Interest rate contracts	$19,375	$19,375

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$102,108	$104,777
The carrying amounts of the Company’s hedged items in fair value hedges as of December 30, 2023 and September 30, 2023 were as follows (in millions):

	December 30, 2023	September 30, 2023
Hedged assets/(liabilities):
Current and non-current marketable securities	$15,102	$14,433
Current and non-current term debt	$(18,661)	$(18,247)
Accounts Receivable
Trade Receivables
The Company’s third-party cellular network carriers accounted for 34% and 41% of total trade receivables as of December 30, 2023 and September 30, 2023, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of December 30, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 50% and 20%. As of September 30, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 48% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of December 30, 2023 and September 30, 2023 (in millions):
Property, Plant and Equipment, Net

	December 30, 2023	September 30, 2023
Gross property, plant and equipment	$116,176	$114,599
Accumulated depreciation	(72,510)	(70,884)
Total property, plant and equipment, net	$43,666	$43,715
Apple Inc. | Q1 2024 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 30, 2023 and September 30, 2023, the Company had $2.0 billion and $6.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of commercial paper for the three months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Maturities 90 days or less:
Repayments of commercial paper, net	$(3,984)	$(5,569)

Maturities greater than 90 days:
Repayments of commercial paper	—	(2,645)

Total repayments of commercial paper, net	$(3,984)	$(8,214)
Term Debt
As of December 30, 2023 and September 30, 2023, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $106.0 billion and $105.1 billion, respectively (collectively the “Notes”). As of December 30, 2023 and September 30, 2023, the fair value of the Company’s Notes, based on Level 2 inputs, was $96.7 billion and $90.8 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the three months ended December 30, 2023, the Company repurchased 118 million shares of its common stock for $20.5 billion. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 30, 2023 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 30, 2023	180,247	$135.91
RSUs granted	74,241	$171.58
RSUs vested	(42,490)	$110.75
RSUs canceled	(3,026)	$109.05
Balance as of December 30, 2023	208,972	$154.09	$40,233
The fair value as of the respective vesting dates of RSUs was $7.7 billion and $6.8 billion for the three months ended December 30, 2023 and December 31, 2022, respectively.
Apple Inc. | Q1 2024 Form 10-Q | 10

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Share-based compensation expense	$2,997	$2,905
Income tax benefit related to share-based compensation expense	$(1,235)	$(1,178)
As of December 30, 2023, the total unrecognized compensation cost related to outstanding RSUs was $27.4 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.
Note 9 – Contingencies
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
Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Americas:
Net sales	$50,430	$49,278
Operating income	$20,357	$17,864

Europe:
Net sales	$30,397	$27,681
Operating income	$12,711	$10,017

Greater China:
Net sales	$20,819	$23,905
Operating income	$8,622	$10,437

Japan:
Net sales	$7,767	$6,755
Operating income	$3,819	$3,236

Rest of Asia Pacific:
Net sales	$10,162	$9,535
Operating income	$4,579	$3,851
Apple Inc. | Q1 2024 Form 10-Q | 11

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 30, 2023 and December 31, 2022 is as follows (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Segment operating income	$50,088	$45,405
Research and development expense	(7,696)	(7,709)
Other corporate expenses, net	(2,019)	(1,680)
Total operating income	$40,373	$36,016
Apple Inc. | Q1 2024 Form 10-Q | 12

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
The following discussion should be read in conjunction with the 2023 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
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
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first quarter of 2023. The Company’s fiscal years 2024 and 2023 span 52 and 53 weeks, respectively.
Quarterly Highlights
The Company’s first quarter of 2024 included 13 weeks, compared to 14 weeks during the first quarter of 2023.
The Company’s total net sales increased 2% or $2.4 billion during the first quarter of 2024 compared to the same quarter in 2023, driven primarily by higher net sales of iPhone and Services, partially offset by lower net sales of iPad and Wearables, Home and Accessories.
During the first quarter of 2024, the Company announced an updated MacBook Pro® 14-in., MacBook Pro 16-in. and iMac®.
The Company repurchased $20.5 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion during the first quarter of 2024.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, changes in interest rates, and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | Q1 2024 Form 10-Q | 13

Segment Operating Performance
The following table shows net sales by reportable segment for the three months ended December 30, 2023 and December 31, 2022 (dollars in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Net sales by reportable segment:
Americas	$50,430	$49,278	2%
Europe	30,397	27,681	10%
Greater China	20,819	23,905	(13)%
Japan	7,767	6,755	15%
Rest of Asia Pacific	10,162	9,535	7%
Total net sales	$119,575	$117,154	2%
Americas
Americas net sales increased 2% or $1.2 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher net sales of Services and iPhone, partially offset by lower net sales of iPad. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Americas net sales during the first quarter of 2024.
Europe
Europe net sales increased 10% or $2.7 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher net sales of iPhone. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Europe net sales during the first quarter of 2024.
Greater China
Greater China net sales decreased 13% or $3.1 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to lower net sales of iPhone, iPad and Wearables, Home and Accessories. The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during the first quarter of 2024.
Japan
Japan net sales increased 15% or $1.0 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher net sales of iPhone. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the first quarter of 2024.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased 7% or $627 million during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher net sales of iPhone, partially offset by lower net sales of Wearables, Home and Accessories.

Apple Inc. | Q1 2024 Form 10-Q | 14

Products and Services Performance
The following table shows net sales by category for the three months ended December 30, 2023 and December 31, 2022 (dollars in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Net sales by category:
iPhone	$69,702	$65,775	6%
Mac	7,780	7,735	1%
iPad	7,023	9,396	(25)%
Wearables, Home and Accessories	11,953	13,482	(11)%
Services	23,117	20,766	11%
Total net sales	$119,575	$117,154	2%
iPhone
iPhone net sales increased 6% or $3.9 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher net sales of Pro models, partially offset by lower net sales of other models.
Mac
Mac net sales were relatively flat during the first quarter of 2024 compared to the same quarter in 2023.
iPad
iPad net sales decreased 25% or $2.4 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to lower net sales of iPad Pro, iPad 9th generation and iPad Air.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased 11% or $1.5 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to lower net sales of Wearables and Accessories.
Services
Services net sales increased 11% or $2.4 billion during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher net sales from advertising, video and cloud services.
Apple Inc. | Q1 2024 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 30, 2023 and December 31, 2022 were as follows (dollars in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Gross margin:
Products	$38,018	$35,623
Services	16,837	14,709
Total gross margin	$54,855	$50,332

Gross margin percentage:
Products	39.4%	37.0%
Services	72.8%	70.8%
Total gross margin percentage	45.9%	43.0%
Products Gross Margin
Products gross margin increased during the first quarter of 2024 compared to the same quarter in 2023 due primarily to cost savings and a different Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar and lower Products volume.
Products gross margin percentage increased during the first quarter of 2024 compared to the same quarter in 2023 due primarily to cost savings and a different Products mix, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the first quarter of 2024 compared to the same quarter in 2023 due primarily to higher Services net sales and a different Services mix.
Services gross margin percentage increased during the first quarter of 2024 compared to the same quarter in 2023 due primarily to a different Services mix.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q1 2024 Form 10-Q | 16

Operating Expenses
Operating expenses for the three months ended December 30, 2023 and December 31, 2022 were as follows (dollars in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Research and development	$7,696	$7,709
Percentage of total net sales	6%	7%
Selling, general and administrative	$6,786	$6,607
Percentage of total net sales	6%	6%
Total operating expenses	$14,482	$14,316
Percentage of total net sales	12%	12%
Research and Development
Research and development (“R&D”) expense was relatively flat during the first quarter of 2024 compared to the same quarter in 2023.
Selling, General and Administrative
Selling, general and administrative expense increased 3% or $179 million during the first quarter of 2024 compared to the same quarter in 2023.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 30, 2023 and December 31, 2022 were as follows (dollars in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Provision for income taxes	$6,407	$5,625
Effective tax rate	15.9%	15.8%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2024 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation, and the impact of the U.S. federal R&D credit, partially offset by state income taxes.
The Company’s effective tax rate for the first quarter of 2024 was relatively flat compared to the same quarter in 2023.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2023 Form 10-K, except for manufacturing purchase obligations.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 30, 2023, the Company had manufacturing purchase obligations of $38.0 billion, with $37.9 billion payable within 12 months.
Apple Inc. | Q1 2024 Form 10-Q | 17

Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program. The program does not obligate the Company to acquire a minimum amount of shares. As of December 30, 2023, the Company’s quarterly cash dividend was $0.24 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
Recent Accounting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company will adopt ASU 2023-07 in its fourth quarter of 2025 using a retrospective transition method.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q1 2024 Form 10-Q | 18

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store®. On September 10, 2021, the District Court ruled in favor of the Company with respect to nine out of the ten counts included in Epic’s claim. The District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction enjoining the Company from prohibiting developers from including in their apps external links that direct customers to purchasing mechanisms other than Apple in-app purchasing. The injunction applies to apps on the U.S. storefront of the iOS and iPadOS® App Store. On April 24, 2023, the U.S. Court of Appeals for the Ninth Circuit (the “Circuit Court”) affirmed the District Court’s ruling. On June 7, 2023, the Company and Epic filed petitions with the Circuit Court requesting further review of the decision. On June 30, 2023, the Circuit Court denied both petitions. On July 17, 2023, the Circuit Court granted Apple’s motion to stay enforcement of the injunction pending appeal to the U.S. Supreme Court (the “Supreme Court”). On January 16, 2024, the Supreme Court denied both the Company’s and Epic’s petitions and the stay terminated. The Supreme Court’s denial of Epic’s petition confirms the District Court’s ruling in favor of the Company with respect to all of the antitrust claims. Following termination of the stay, the Company implemented a plan to comply with the injunction and filed a statement of compliance with the District Court. On January 31, 2024, Epic filed a notice with the District Court indicating its intent to dispute the Company’s compliance plan.
Masimo
Masimo Corporation and Cercacor Laboratories, Inc. (together, “Masimo”) filed a complaint before the U.S. International Trade Commission (the “ITC”) alleging infringement by the Company of five patents relating to the functionality of the blood oxygen feature in Apple Watch® Series 6 and 7. In its complaint, Masimo sought a permanent exclusion order prohibiting importation to the U.S. of certain Apple Watch models that include blood oxygen sensing functionality. On October 26, 2023, the ITC entered a limited exclusion order (the “Order”) prohibiting importation and sales in the U.S. of Apple Watch models with blood oxygen sensing functionality, which includes Apple Watch Series 9 and Apple Watch Ultra™ 2. The Company subsequently proposed a redesign of Apple Watch Series 9 and Apple Watch Ultra 2 to the U.S. Customs and Border Protection (the “CBP”) and appealed the Order. On January 12, 2024, the CBP found that the Company’s proposed redesign of Apple Watch Series 9 and Apple Watch Ultra 2 falls outside the scope of the Order, permitting the Company to import and sell the models in the U.S.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the first quarter of 2024 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2023 Form 10-K.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to increasing regulation, government investigations, legal actions and penalties.
From time to time, the Company has made changes to its App Store, including actions taken in response to litigation, competition, market conditions and legal and regulatory requirements. The Company expects to make further business changes in the future. For example, in the U.S. the Company has implemented changes to how developers communicate with consumers within apps on the U.S. storefront of the iOS and iPadOS App Store regarding alternative purchasing mechanisms.
Apple Inc. | Q1 2024 Form 10-Q | 19

In January 2024, the Company announced changes to iOS, the App Store and Safari® in the European Union to comply with the Digital Markets Act (the “DMA”), including new business terms and alternative fee structures for iOS apps, alternative methods of distribution for iOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces (“APIs”) for developers. Although the Company’s compliance plan is intended to address the DMA’s obligations, it is still subject to potential challenge by the European Commission or private litigants. In addition, other jurisdictions may seek to require the Company to make changes to its business. While the changes introduced by the Company in the European Union are intended to reduce new privacy and security risks the DMA poses to European Union users, many risks will remain.
The Company is also currently subject to antitrust investigations in various jurisdictions around the world, which can result in legal proceedings and claims against the Company that could, individually or in the aggregate, have a materially adverse impact on the Company’s business, results of operations and financial condition. For example, the Company is the subject of investigations in Europe and other jurisdictions relating to App Store terms and conditions. If such investigations result in adverse findings against the Company, the Company could be exposed to significant fines and may be required to make further changes to its App Store business, all of which could materially adversely affect the Company’s business, results of operations and financial condition.
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
There can be no assurance the Company’s business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future. Changes to the Company’s business practices to comply with new laws and regulations or in connection with other legal proceedings can negatively impact the reputation of the Company’s products for privacy and security and otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, and lost sales.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 30, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to November 4, 2023:
August 2023 ASRs	6,498	(2)	6,498
Open market and privately negotiated purchases	45,970	$174.03	45,970

November 5, 2023 to December 2, 2023:
Open market and privately negotiated purchases	33,797	$187.14	33,797

December 3, 2023 to December 30, 2023:
Open market and privately negotiated purchases	31,782	$194.29	31,782
Total	118,047			$53,569
(1)As of December 30, 2023, the Company was authorized by the Board of Directors to purchase up to $90 billion of the Company’s common stock under a share repurchase program announced on May 4, 2023, of which $36.4 billion had been utilized. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In August 2023, the Company entered into accelerated share repurchase agreements (“ASRs”) to purchase up to a total of $5.0 billion of the Company’s common stock. In October 2023, the purchase periods for these ASRs ended and an additional 6 million shares were delivered and retired. In total, 29 million shares were delivered under these ASRs at an average repurchase price of $174.93 per share.
Apple Inc. | Q1 2024 Form 10-Q | 20

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On November 11, 2023 and November 27, 2023, respectively, Luca Maestri, the Company’s Senior Vice President and Chief Financial Officer, and Katherine L. Adams, the Company’s Senior Vice President and General Counsel, each entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plans provide for the sale of all shares vested during the duration of the plans pursuant to certain equity awards granted to Mr. Maestri and Ms. Adams, respectively, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Maestri’s plan will expire on December 31, 2024, and Ms. Adams’s plan will expire on November 1, 2024, subject to early termination for certain specified events set forth in the plans.
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
Apple Inc. | Q1 2024 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2024	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q1 2024 Form 10-Q | 22