Form 10-Q
period 2024-03-30
Apple Inc.
filed 2024-05-03
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or
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
Yes  ☐     No  ☒
15,334,082,000 shares of common stock were issued and outstanding as of April 19, 2024.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 30, 2024

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
Products	$66,886	$73,929	$163,344	$170,317
Services	23,867	20,907	46,984	41,673
Total net sales	90,753	94,836	210,328	211,990

Cost of sales:
Products	42,424	46,795	100,864	107,560
Services	6,058	6,065	12,338	12,122
Total cost of sales	48,482	52,860	113,202	119,682
Gross margin	42,271	41,976	97,126	92,308

Operating expenses:
Research and development	7,903	7,457	15,599	15,166
Selling, general and administrative	6,468	6,201	13,254	12,808
Total operating expenses	14,371	13,658	28,853	27,974

Operating income	27,900	28,318	68,273	64,334
Other income/(expense), net	158	64	108	(329)
Income before provision for income taxes	28,058	28,382	68,381	64,005
Provision for income taxes	4,422	4,222	10,829	9,847
Net income	$23,636	$24,160	$57,552	$54,158

Earnings per share:
Basic	$1.53	$1.53	$3.72	$3.42
Diluted	$1.53	$1.52	$3.71	$3.41

Shares used in computing earnings per share:
Basic	15,405,856	15,787,154	15,457,810	15,839,939
Diluted	15,464,709	15,847,050	15,520,675	15,901,384
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2024 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income	$23,636	$24,160	$57,552	$54,158
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(322)	(95)	(14)	(109)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	456	(13)	(75)	(1,001)
Adjustment for net (gains)/losses realized and included in net income	232	(191)	(591)	(1,957)
Total change in unrealized gains/losses on derivative instruments	688	(204)	(666)	(2,958)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(7)	1,403	3,038	2,303
Adjustment for net (gains)/losses realized and included in net income	59	62	134	127
Total change in unrealized gains/losses on marketable debt securities	52	1,465	3,172	2,430

Total other comprehensive income/(loss)	418	1,166	2,492	(637)
Total comprehensive income	$24,054	$25,326	$60,044	$53,521
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2024 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 30, 2024	September 30, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$32,695	$29,965
Marketable securities	34,455	31,590
Accounts receivable, net	21,837	29,508
Vendor non-trade receivables	19,313	31,477
Inventories	6,232	6,331
Other current assets	13,884	14,695
Total current assets	128,416	143,566

Non-current assets:
Marketable securities	95,187	100,544
Property, plant and equipment, net	43,546	43,715
Other non-current assets	70,262	64,758
Total non-current assets	208,995	209,017
Total assets	$337,411	$352,583

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$45,753	$62,611
Other current liabilities	57,298	58,829
Deferred revenue	8,012	8,061
Commercial paper	1,997	5,985
Term debt	10,762	9,822
Total current liabilities	123,822	145,308

Non-current liabilities:
Term debt	91,831	95,281
Other non-current liabilities	47,564	49,848
Total non-current liabilities	139,395	145,129
Total liabilities	263,217	290,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,337,686 and 15,550,061 shares issued and outstanding, respectively	78,815	73,812
Retained earnings/(Accumulated deficit)	4,339	(214)
Accumulated other comprehensive loss	(8,960)	(11,452)
Total shareholders’ equity	74,194	62,146
Total liabilities and shareholders’ equity	$337,411	$352,583
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2024 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Total shareholders’ equity, beginning balances	$74,100	$56,727	$62,146	$50,672

Common stock and additional paid-in capital:
Beginning balances	75,236	66,399	73,812	64,849
Common stock issued	752	690	752	690
Common stock withheld related to net share settlement of equity awards	(222)	(281)	(1,882)	(1,715)
Share-based compensation	3,049	2,760	6,133	5,744
Ending balances	78,815	69,568	78,815	69,568

Retained earnings/(Accumulated deficit):
Beginning balances	8,242	3,240	(214)	(3,068)
Net income	23,636	24,160	57,552	54,158
Dividends and dividend equivalents declared	(3,746)	(3,684)	(7,520)	(7,396)
Common stock withheld related to net share settlement of equity awards	(71)	(152)	(1,089)	(1,130)
Common stock repurchased	(23,722)	(19,228)	(44,390)	(38,228)
Ending balances	4,339	4,336	4,339	4,336

Accumulated other comprehensive income/(loss):
Beginning balances	(9,378)	(12,912)	(11,452)	(11,109)
Other comprehensive income/(loss)	418	1,166	2,492	(637)
Ending balances	(8,960)	(11,746)	(8,960)	(11,746)

Total shareholders’ equity, ending balances	$74,194	$62,158	$74,194	$62,158

Dividends and dividend equivalents declared per share or RSU	$0.24	$0.23	$0.48	$0.46
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2024 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash, cash equivalents and restricted cash, beginning balances	$30,737	$24,977

Operating activities:
Net income	57,552	54,158
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,684	5,814
Share-based compensation expense	5,961	5,591
Other	(1,971)	(1,732)
Changes in operating assets and liabilities:
Accounts receivable, net	7,727	9,596
Vendor non-trade receivables	12,164	14,785
Inventories	53	(2,548)
Other current and non-current assets	(4,438)	(4,092)
Accounts payable	(16,710)	(20,764)
Other current and non-current liabilities	(3,437)	1,757
Cash generated by operating activities	62,585	62,565

Investing activities:
Purchases of marketable securities	(25,042)	(11,197)
Proceeds from maturities of marketable securities	27,462	17,124
Proceeds from sales of marketable securities	4,314	1,897
Payments for acquisition of property, plant and equipment	(4,388)	(6,703)
Other	(729)	(247)
Cash generated by investing activities	1,617	874

Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,875)	(2,734)
Payments for dividends and dividend equivalents	(7,535)	(7,418)
Repurchases of common stock	(43,344)	(39,069)
Repayments of term debt	(3,150)	(3,651)
Repayments of commercial paper, net	(3,982)	(7,960)
Other	(132)	(455)
Cash used in financing activities	(61,018)	(61,287)

Increase in cash, cash equivalents and restricted cash	3,184	2,152
Cash, cash equivalents and restricted cash, ending balances	$33,921	$27,129

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$14,531	$4,894
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2024 Form 10-Q | 5

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
Note 2 – Revenue
Net sales disaggregated by significant products and services for the three- and six-month periods ended March 30, 2024 and April 1, 2023 were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
iPhone®	$45,963	$51,334	$115,665	$117,109
Mac®	7,451	7,168	15,231	14,903
iPad®	5,559	6,670	12,582	16,066
Wearables, Home and Accessories	7,913	8,757	19,866	22,239
Services	23,867	20,907	46,984	41,673
Total net sales	$90,753	$94,836	$210,328	$211,990
Total net sales include $3.3 billion of revenue recognized in the three months ended March 30, 2024 that was included in deferred revenue as of December 30, 2023, $3.5 billion of revenue recognized in the three months ended April 1, 2023 that was included in deferred revenue as of December 31, 2022, $5.1 billion of revenue recognized in the six months ended March 30, 2024 that was included in deferred revenue as of September 30, 2023, and $5.5 billion of revenue recognized in the six months ended April 1, 2023 that was included in deferred revenue as of September 24, 2022.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three- and six-month periods ended March 30, 2024 and April 1, 2023, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of March 30, 2024 and September 30, 2023, the Company had total deferred revenue of $12.6 billion and $12.1 billion, respectively. As of March 30, 2024, the Company expects 64% of total deferred revenue to be realized in less than a year, 26% within one-to-two years, 9% within two-to-three years and 1% in greater than three years.
Apple Inc. | Q2 2024 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 30, 2024 and April 1, 2023 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator:
Net income	$23,636	$24,160	$57,552	$54,158

Denominator:
Weighted-average basic shares outstanding	15,405,856	15,787,154	15,457,810	15,839,939
Effect of dilutive share-based awards	58,853	59,896	62,865	61,445
Weighted-average diluted shares	15,464,709	15,847,050	15,520,675	15,901,384

Basic earnings per share	$1.53	$1.53	$3.72	$3.42
Diluted earnings per share	$1.53	$1.52	$3.71	$3.41
Approximately 48 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for the six months ended April 1, 2023 because their effect would have been antidilutive.
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 30, 2024 and September 30, 2023 (in millions):

	March 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,227	$—	$—	$28,227	$28,227	$—	$—
Level 1:
Money market funds	1,353	—	—	1,353	1,353	—	—
Mutual funds	464	66	(7)	523	—	523	—
Subtotal	1,817	66	(7)	1,876	1,353	523	—
Level 2 (1):
U.S. Treasury securities	18,150	1	(933)	17,218	1,895	4,133	11,190
U.S. agency securities	5,775	—	(446)	5,329	233	581	4,515
Non-U.S. government securities	17,319	37	(666)	16,690	—	11,289	5,401
Certificates of deposit and time deposits	976	—	—	976	656	320	—
Commercial paper	1,482	—	—	1,482	274	1,208	—
Corporate debt securities	71,612	90	(3,694)	68,008	57	15,096	52,855
Municipal securities	511	—	(15)	496	—	188	308
Mortgage- and asset-backed securities	24,044	37	(2,046)	22,035	—	1,117	20,918
Subtotal	139,869	165	(7,800)	132,234	3,115	33,932	95,187
Total (2)	$169,913	$231	$(7,807)	$162,337	$32,695	$34,455	$95,187
Apple Inc. | Q2 2024 Form 10-Q | 7

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,359	$—	$—	$28,359	$28,359	$—	$—
Level 1:
Money market funds	481	—	—	481	481	—	—
Mutual funds and equity securities	442	12	(26)	428	—	428	—
Subtotal	923	12	(26)	909	481	428	—
Level 2 (1):
U.S. Treasury securities	19,406	—	(1,292)	18,114	35	5,468	12,611
U.S. agency securities	5,736	—	(600)	5,136	36	271	4,829
Non-U.S. government securities	17,533	6	(1,048)	16,491	—	11,332	5,159
Certificates of deposit and time deposits	1,354	—	—	1,354	1,034	320	—
Commercial paper	608	—	—	608	—	608	—
Corporate debt securities	76,840	6	(5,956)	70,890	20	12,627	58,243
Municipal securities	628	—	(26)	602	—	192	410
Mortgage- and asset-backed securities	22,365	6	(2,735)	19,636	—	344	19,292
Subtotal	144,470	18	(11,657)	132,831	1,125	31,162	100,544
Total (2)	$173,752	$30	$(11,683)	$162,099	$29,965	$31,590	$100,544
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of March 30, 2024 and September 30, 2023, total marketable securities included $14.0 billion and $13.8 billion, respectively, that were restricted from general use, related to the European Commission decision finding that Ireland granted state aid to the Company, and other agreements.
The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of March 30, 2024 (in millions):

Due after 1 year through 5 years	$67,987
Due after 5 years through 10 years	9,108
Due after 10 years	18,092
Total fair value	$95,187
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of March 30, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 18 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | Q2 2024 Form 10-Q | 8

Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of March 30, 2024 and September 30, 2023 were as follows (in millions):

	March 30, 2024	September 30, 2023
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$60,265	$74,730
Interest rate contracts	$17,625	$19,375

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$75,552	$104,777
The carrying amounts of the Company’s hedged items in fair value hedges as of March 30, 2024 and September 30, 2023 were as follows (in millions):

	March 30, 2024	September 30, 2023
Hedged assets/(liabilities):
Current and non-current marketable securities	$15,045	$14,433
Current and non-current term debt	$(16,817)	$(18,247)
Accounts Receivable
Trade Receivables
The Company’s third-party cellular network carriers accounted for 34% and 41% of total trade receivables as of March 30, 2024 and September 30, 2023, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of March 30, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 47% and 19%. As of September 30, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 48% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of March 30, 2024 and September 30, 2023 (in millions):
Property, Plant and Equipment, Net

	March 30, 2024	September 30, 2023
Gross property, plant and equipment	$115,243	$114,599
Accumulated depreciation	(71,697)	(70,884)
Total property, plant and equipment, net	$43,546	$43,715
Apple Inc. | Q2 2024 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 30, 2024 and September 30, 2023, the Company had $2.0 billion and $6.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of commercial paper for the six months ended March 30, 2024 and April 1, 2023 (in millions):

	Six Months Ended
	March 30, 2024	April 1, 2023
Maturities 90 days or less:
Repayments of commercial paper, net	$(3,982)	$(5,315)

Maturities greater than 90 days:
Repayments of commercial paper	—	(2,645)

Total repayments of commercial paper, net	$(3,982)	$(7,960)
Term Debt
As of March 30, 2024 and September 30, 2023, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $102.6 billion and $105.1 billion, respectively (collectively the “Notes”). As of March 30, 2024 and September 30, 2023, the fair value of the Company’s Notes, based on Level 2 inputs, was $91.6 billion and $90.8 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the six months ended March 30, 2024, the Company repurchased 248 million shares of its common stock for $44.0 billion. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended March 30, 2024 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 30, 2023	180,247	$135.91
RSUs granted	75,826	$171.78
RSUs vested	(47,027)	$113.44
RSUs canceled	(5,195)	$126.83
Balance as of March 30, 2024	203,851	$154.66	$34,956
The fair value as of the respective vesting dates of RSUs was $821 million and $8.6 billion for the three- and six-month periods ended March 30, 2024, respectively, and was $1.1 billion and $8.0 billion for the three- and six-month periods ended April 1, 2023, respectively.
Apple Inc. | Q2 2024 Form 10-Q | 10

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2024 and April 1, 2023 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Share-based compensation expense	$2,964	$2,686	$5,961	$5,591
Income tax benefit related to share-based compensation expense	$(663)	$(620)	$(1,898)	$(1,798)
As of March 30, 2024, the total unrecognized compensation cost related to outstanding RSUs was $24.7 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
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
Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and six-month periods ended March 30, 2024 and April 1, 2023 (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Americas:
Net sales	$37,273	$37,784	$87,703	$87,062
Operating income	$15,074	$13,927	$35,431	$31,791

Europe:
Net sales	$24,123	$23,945	$54,520	$51,626
Operating income	$9,991	$9,368	$22,702	$19,385

Greater China:
Net sales	$16,372	$17,812	$37,191	$41,717
Operating income	$6,700	$7,531	$15,322	$17,968

Japan:
Net sales	$6,262	$7,176	$14,029	$13,931
Operating income	$3,135	$3,394	$6,954	$6,630

Rest of Asia Pacific:
Net sales	$6,723	$8,119	$16,885	$17,654
Operating income	$2,806	$3,268	$7,385	$7,119
Apple Inc. | Q2 2024 Form 10-Q | 11

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 30, 2024 and April 1, 2023 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Segment operating income	$37,706	$37,488	$87,794	$82,893
Research and development expense	(7,903)	(7,457)	(15,599)	(15,166)
Other corporate expenses, net	(1,903)	(1,713)	(3,922)	(3,393)
Total operating income	$27,900	$28,318	$68,273	$64,334
Apple Inc. | Q2 2024 Form 10-Q | 12

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
During the second quarter of 2024, the Company announced an updated MacBook Air® 13-in. and MacBook Air 15-in.
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first quarter of 2023. The Company’s fiscal years 2024 and 2023 span 52 and 53 weeks, respectively.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | Q2 2024 Form 10-Q | 13

Segment Operating Performance
The following table shows net sales by reportable segment for the three- and six-month periods ended March 30, 2024 and April 1, 2023 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Net sales by reportable segment:
Americas	$37,273	$37,784	(1)%	$87,703	$87,062	1%
Europe	24,123	23,945	1%	54,520	51,626	6%
Greater China	16,372	17,812	(8)%	37,191	41,717	(11)%
Japan	6,262	7,176	(13)%	14,029	13,931	1%
Rest of Asia Pacific	6,723	8,119	(17)%	16,885	17,654	(4)%
Total net sales	$90,753	$94,836	(4)%	$210,328	$211,990	(1)%
Americas
Americas net sales were relatively flat during the second quarter of 2024 compared to the second quarter of 2023, with lower net sales of iPhone and iPad offset by higher net sales of Services. Year-over-year Americas net sales were relatively flat during the first six months of 2024, with higher net sales of Services offset by lower net sales of iPhone and iPad. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Americas net sales during the second quarter and first six months of 2024.
Europe
Europe net sales were relatively flat during the second quarter of 2024 compared to the second quarter of 2023, with higher net sales of Services offset by lower net sales of iPhone. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Europe net sales during the second quarter of 2024. Year-over-year Europe net sales increased during the first six months of 2024 due primarily to higher net sales of iPhone and Services, partially offset by lower net sales of iPad.
Greater China
Greater China net sales decreased during the second quarter and first six months of 2024 compared to the same periods in 2023 due primarily to lower net sales of iPhone and iPad. The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during the second quarter and first six months of 2024.
Japan
Japan net sales decreased during the second quarter of 2024 compared to the second quarter of 2023 due primarily to lower net sales of iPhone. Year-over-year Japan net sales during the first six months of 2024 were relatively flat. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the second quarter and first six months of 2024.
Rest of Asia Pacific
Rest of Asia Pacific net sales decreased during the second quarter of 2024 compared to the second quarter of 2023 due primarily to lower net sales of iPhone. Year-over-year Rest of Asia Pacific net sales decreased during the first six months of 2024 due primarily to lower net sales of Wearables, Home and Accessories and iPad.
Apple Inc. | Q2 2024 Form 10-Q | 14

Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended March 30, 2024 and April 1, 2023 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Net sales by category:
iPhone	$45,963	$51,334	(10)%	$115,665	$117,109	(1)%
Mac	7,451	7,168	4%	15,231	14,903	2%
iPad	5,559	6,670	(17)%	12,582	16,066	(22)%
Wearables, Home and Accessories	7,913	8,757	(10)%	19,866	22,239	(11)%
Services	23,867	20,907	14%	46,984	41,673	13%
Total net sales	$90,753	$94,836	(4)%	$210,328	$211,990	(1)%
iPhone
iPhone net sales decreased during the second quarter of 2024 compared to the second quarter of 2023 due to lower net sales of Pro models. Year-over-year iPhone net sales were relatively flat during the first six months of 2024.
Mac
Mac net sales increased during the second quarter and first six months of 2024 compared to the same periods in 2023 due to higher net sales of laptops.
iPad
iPad net sales decreased during the second quarter and first six months of 2024 compared to the same periods in 2023 due primarily to lower net sales of iPad Pro® and iPad 9th generation.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the second quarter and first six months of 2024 compared to the same periods in 2023 due primarily to lower net sales of Wearables and Accessories.
Services
Services net sales increased during the second quarter and first six months of 2024 compared to the same periods in 2023 due primarily to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q2 2024 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended March 30, 2024 and April 1, 2023 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Gross margin:
Products	$24,462	$27,134	$62,480	$62,757
Services	17,809	14,842	34,646	29,551
Total gross margin	$42,271	$41,976	$97,126	$92,308

Gross margin percentage:
Products	36.6%	36.7%	38.3%	36.8%
Services	74.6%	71.0%	73.7%	70.9%
Total gross margin percentage	46.6%	44.3%	46.2%	43.5%
Products Gross Margin
Products gross margin decreased during the second quarter of 2024 compared to the second quarter of 2023 due primarily to lower Products volume and the weakness in foreign currencies relative to the U.S. dollar. Year-over-year Products gross margin was relatively flat during the first six months of 2024.
Products gross margin percentage was relatively flat during the second quarter of 2024 compared to the second quarter of 2023. Year-over-year Products gross margin percentage increased during the first six months of 2024 due primarily to cost savings, partially offset by the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin and Services gross margin percentage increased during the second quarter and first six months of 2024 compared to the same periods in 2023 due primarily to a different Services mix.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for the three- and six-month periods ended March 30, 2024 and April 1, 2023 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Research and development	$7,903	$7,457	$15,599	$15,166
Percentage of total net sales	9%	8%	7%	7%
Selling, general and administrative	$6,468	$6,201	$13,254	$12,808
Percentage of total net sales	7%	7%	6%	6%
Total operating expenses	$14,371	$13,658	$28,853	$27,974
Percentage of total net sales	16%	14%	14%	13%
Research and Development
The growth in research and development (“R&D”) expense during the second quarter and first six months of 2024 compared to the same periods in 2023 was driven primarily by increases in headcount-related expenses.
Apple Inc. | Q2 2024 Form 10-Q | 16

Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter and first six months of 2024 compared to the same periods in 2023 was driven in part by higher infrastructure-related costs.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 30, 2024 and April 1, 2023 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Provision for income taxes	$4,422	$4,222	$10,829	$9,847
Effective tax rate	15.8%	14.9%	15.8%	15.4%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter and first six months of 2024 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for the second quarter and first six months of 2024 was higher compared to the same periods in 2023 due primarily to a higher effective tax rate on foreign earnings and a lower tax benefit from the U.S. federal R&D credit.
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
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 30, 2024, the Company had manufacturing purchase obligations of $34.2 billion, with $34.1 billion payable within 12 months.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program, under which the remaining availability was $30.1 billion as of March 30, 2024. On May 2, 2024, the Company announced the Board of Directors had authorized an additional program to repurchase up to $110 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares.
On May 2, 2024, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.24 to $0.25 per share, beginning with the dividend to be paid during the third quarter of 2024. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the second quarter of 2024, the Company repurchased $23.5 billion of its common stock and paid dividends and dividend equivalents of $3.7 billion.
Apple Inc. | Q2 2024 Form 10-Q | 17

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q2 2024 Form 10-Q | 18

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the European Commission (the “Commission”) announced that it had opened two formal noncompliance investigations against the Company under the European Union (“EU”) Digital Markets Act (the “DMA”). The Commission’s investigations concern (1) Article 5(4) of the DMA, which relates to how developers may communicate and promote offers to end users for apps distributed through the App Store as well as how developers may conclude contracts with those end users; and (2) Article 6(3) of the DMA, which relates to default settings, uninstallation of apps, and a web browser choice screen on iOS. If the Commission concludes that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. Although any decision by the Commission can be appealed to the General Court of the EU, the effectiveness of the Commission’s order would apply immediately while the appeal is pending, unless a stay of the order is granted. The Company believes that it complies with the DMA and will continue to engage with the Commission as it conducts its investigations.
Department of Justice Lawsuit
On March 21, 2024, the U.S. Department of Justice (the “DOJ”) and 16 state and district attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of New Jersey against the Company alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” in violation of U.S. antitrust laws. The DOJ is seeking equitable relief to redress the alleged anticompetitive behavior. In addition, various civil litigation matters have been filed in state and federal courts in the U.S. alleging similar violations of U.S. antitrust laws and seeking monetary damages and other nonmonetary relief. The Company believes it has substantial defenses and intends to vigorously defend itself.
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction enjoining the Company from prohibiting developers from including in their apps external links that direct customers to purchasing mechanisms other than Apple in-app purchasing. The injunction applies to apps on the U.S. storefront of the iOS and iPadOS® App Store. On January 16, 2024, the Company implemented a plan to comply with the injunction and filed a statement of compliance with the California District Court. On March 13, 2024, Epic filed a motion with the California District Court disputing the Company’s compliance plan and seeking to enforce the injunction. The Company has filed an opposition to Epic’s motion. The Company believes it has substantial defenses and intends to vigorously defend itself.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the second quarter of 2024 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
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
Apple Inc. | Q2 2024 Form 10-Q | 19

In January 2024, the Company announced changes to iOS, the App Store and Safari® in the EU to comply with the DMA, including new business terms and alternative fee structures for iOS apps, alternative methods of distribution for iOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces (“APIs”) for developers. Although the Company’s compliance plan is intended to address the DMA’s obligations, it has been challenged by the Commission and may be challenged further by private litigants. In addition, other jurisdictions may seek to require the Company to make changes to its business. While the changes introduced by the Company in the EU are intended to reduce new privacy and security risks the DMA poses to EU users, many risks will remain.
The Company is also currently subject to antitrust investigations and litigation in various jurisdictions around the world, which can result in legal proceedings and claims against the Company that could, individually or in the aggregate, have a materially adverse impact on the Company’s business, results of operations and financial condition. For example, the Company is subject to civil antitrust lawsuits in the U.S. alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” generally in violation of U.S. antitrust laws. In addition, the Company is the subject of investigations in Europe and other jurisdictions relating to App Store terms and conditions. If such investigations or litigation are resolved against the Company, the Company can be exposed to significant fines and may be required to make further changes to its business practices, all of which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 30, 2024 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2023 to February 3, 2024:
Open market and privately negotiated purchases	40,119	$186.95	40,119

February 4, 2024 to March 2, 2024:
Open market and privately negotiated purchases	40,120	$183.88	40,120

March 3, 2024 to March 30, 2024:
Open market and privately negotiated purchases	50,053	$172.27	50,053
Total	130,292			$30,069
(1)As of March 30, 2024, the Company was authorized by the Board of Directors to purchase up to $90 billion of the Company’s common stock under a share repurchase program announced on May 4, 2023, of which $59.9 billion had been utilized. On May 2, 2024, the Company announced the Board of Directors had authorized an additional program to repurchase up to $110 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | Q2 2024 Form 10-Q | 20

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
Apple Inc. | Q2 2024 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2024	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q2 2024 Form 10-Q | 22