Form 10-Q
period 2024-06-29
Apple Inc.
filed 2024-08-02
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
Yes  ☐     No  ☒
15,204,137,000 shares of common stock were issued and outstanding as of July 19, 2024.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 29, 2024

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Products	$61,564	$60,584	$224,908	$230,901
Services	24,213	21,213	71,197	62,886
Total net sales	85,777	81,797	296,105	293,787

Cost of sales:
Products	39,803	39,136	140,667	146,696
Services	6,296	6,248	18,634	18,370
Total cost of sales	46,099	45,384	159,301	165,066
Gross margin	39,678	36,413	136,804	128,721

Operating expenses:
Research and development	8,006	7,442	23,605	22,608
Selling, general and administrative	6,320	5,973	19,574	18,781
Total operating expenses	14,326	13,415	43,179	41,389

Operating income	25,352	22,998	93,625	87,332
Other income/(expense), net	142	(265)	250	(594)
Income before provision for income taxes	25,494	22,733	93,875	86,738
Provision for income taxes	4,046	2,852	14,875	12,699
Net income	$21,448	$19,881	$79,000	$74,039

Earnings per share:
Basic	$1.40	$1.27	$5.13	$4.69
Diluted	$1.40	$1.26	$5.11	$4.67

Shares used in computing earnings per share:
Basic	15,287,521	15,697,614	15,401,047	15,792,497
Diluted	15,348,175	15,775,021	15,463,175	15,859,263
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2024 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$21,448	$19,881	$79,000	$74,039
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(73)	(385)	(87)	(494)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	406	509	331	(492)
Adjustment for net (gains)/losses realized and included in net income	(87)	103	(678)	(1,854)
Total change in unrealized gains/losses on derivative instruments	319	612	(347)	(2,346)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	268	(340)	3,306	1,963
Adjustment for net (gains)/losses realized and included in net income	30	58	164	185
Total change in unrealized gains/losses on marketable debt securities	298	(282)	3,470	2,148

Total other comprehensive income/(loss)	544	(55)	3,036	(692)
Total comprehensive income	$21,992	$19,826	$82,036	$73,347
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2024 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 29, 2024	September 30, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$25,565	$29,965
Marketable securities	36,236	31,590
Accounts receivable, net	22,795	29,508
Vendor non-trade receivables	20,377	31,477
Inventories	6,165	6,331
Other current assets	14,297	14,695
Total current assets	125,435	143,566

Non-current assets:
Marketable securities	91,240	100,544
Property, plant and equipment, net	44,502	43,715
Other non-current assets	70,435	64,758
Total non-current assets	206,177	209,017
Total assets	$331,612	$352,583

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$47,574	$62,611
Other current liabilities	60,889	58,829
Deferred revenue	8,053	8,061
Commercial paper	2,994	5,985
Term debt	12,114	9,822
Total current liabilities	131,624	145,308

Non-current liabilities:
Term debt	86,196	95,281
Other non-current liabilities	47,084	49,848
Total non-current liabilities	133,280	145,129
Total liabilities	264,904	290,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,222,259 and 15,550,061 shares issued and outstanding, respectively	79,850	73,812
Accumulated deficit	(4,726)	(214)
Accumulated other comprehensive loss	(8,416)	(11,452)
Total shareholders’ equity	66,708	62,146
Total liabilities and shareholders’ equity	$331,612	$352,583
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2024 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total shareholders’ equity, beginning balances	$74,194	$62,158	$62,146	$50,672

Common stock and additional paid-in capital:
Beginning balances	78,815	69,568	73,812	64,849
Common stock issued	—	—	752	690
Common stock withheld related to net share settlement of equity awards	(1,920)	(1,595)	(3,802)	(3,310)
Share-based compensation	2,955	2,694	9,088	8,438
Ending balances	79,850	70,667	79,850	70,667

Retained earnings/(Accumulated deficit):
Beginning balances	4,339	4,336	(214)	(3,068)
Net income	21,448	19,881	79,000	74,039
Dividends and dividend equivalents declared	(3,864)	(3,811)	(11,384)	(11,207)
Common stock withheld related to net share settlement of equity awards	(428)	(858)	(1,517)	(1,988)
Common stock repurchased	(26,221)	(18,140)	(70,611)	(56,368)
Ending balances	(4,726)	1,408	(4,726)	1,408

Accumulated other comprehensive income/(loss):
Beginning balances	(8,960)	(11,746)	(11,452)	(11,109)
Other comprehensive income/(loss)	544	(55)	3,036	(692)
Ending balances	(8,416)	(11,801)	(8,416)	(11,801)

Total shareholders’ equity, ending balances	$66,708	$60,274	$66,708	$60,274

Dividends and dividend equivalents declared per share or RSU	$0.25	$0.24	$0.73	$0.70
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2024 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash, cash equivalents and restricted cash, beginning balances	$30,737	$24,977

Operating activities:
Net income	79,000	74,039
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,534	8,866
Share-based compensation expense	8,830	8,208
Other	(1,964)	(1,651)
Changes in operating assets and liabilities:
Accounts receivable, net	6,697	7,609
Vendor non-trade receivables	11,100	13,111
Inventories	41	(2,570)
Other current and non-current assets	(5,626)	(4,863)
Accounts payable	(15,171)	(16,790)
Other current and non-current liabilities	2	2,986
Cash generated by operating activities	91,443	88,945

Investing activities:
Purchases of marketable securities	(38,074)	(20,956)
Proceeds from maturities of marketable securities	39,838	27,857
Proceeds from sales of marketable securities	7,382	3,959
Payments for acquisition of property, plant and equipment	(6,539)	(8,796)
Other	(1,117)	(753)
Cash generated by investing activities	1,490	1,311

Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,163)	(5,119)
Payments for dividends and dividend equivalents	(11,430)	(11,267)
Repurchases of common stock	(69,866)	(56,547)
Proceeds from issuance of term debt, net	—	5,228
Repayments of term debt	(7,400)	(11,151)
Repayments of commercial paper, net	(2,985)	(5,971)
Other	(191)	(508)
Cash used in financing activities	(97,035)	(85,335)

Increase/(Decrease) in cash, cash equivalents and restricted cash	(4,102)	4,921
Cash, cash equivalents and restricted cash, ending balances	$26,635	$29,898

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$19,230	$7,020
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2024 Form 10-Q | 5

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
Note 2 – Revenue
Net sales disaggregated by significant products and services for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
iPhone®	$39,296	$39,669	$154,961	$156,778
Mac®	7,009	6,840	22,240	21,743
iPad®	7,162	5,791	19,744	21,857
Wearables, Home and Accessories	8,097	8,284	27,963	30,523
Services	24,213	21,213	71,197	62,886
Total net sales	$85,777	$81,797	$296,105	$293,787
Total net sales include $3.4 billion of revenue recognized in the three months ended June 29, 2024 that was included in deferred revenue as of March 30, 2024, $3.3 billion of revenue recognized in the three months ended July 1, 2023 that was included in deferred revenue as of April 1, 2023, $6.5 billion of revenue recognized in the nine months ended June 29, 2024 that was included in deferred revenue as of September 30, 2023, and $7.0 billion of revenue recognized in the nine months ended July 1, 2023 that was included in deferred revenue as of September 24, 2022.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 11, “Segment Information and Geographic Data” for the three- and nine-month periods ended June 29, 2024 and July 1, 2023, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of June 29, 2024 and September 30, 2023, the Company had total deferred revenue of $12.5 billion and $12.1 billion, respectively. As of June 29, 2024, the Company expects 64% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 9% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q3 2024 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income	$21,448	$19,881	$79,000	$74,039

Denominator:
Weighted-average basic shares outstanding	15,287,521	15,697,614	15,401,047	15,792,497
Effect of dilutive share-based awards	60,654	77,407	62,128	66,766
Weighted-average diluted shares	15,348,175	15,775,021	15,463,175	15,859,263

Basic earnings per share	$1.40	$1.27	$5.13	$4.69
Diluted earnings per share	$1.40	$1.26	$5.11	$4.67
Approximately 32 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for the nine months ended July 1, 2023 because their effect would have been antidilutive.
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 29, 2024 and September 30, 2023 (in millions):

	June 29, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$22,866	$—	$—	$22,866	$22,866	$—	$—
Level 1:
Money market funds	1,648	—	—	1,648	1,648	—	—
Mutual funds	493	76	(7)	562	—	562	—
Subtotal	2,141	76	(7)	2,210	1,648	562	—
Level 2 (1):
U.S. Treasury securities	16,298	3	(855)	15,446	138	4,649	10,659
U.S. agency securities	5,500	—	(418)	5,082	73	518	4,491
Non-U.S. government securities	17,560	31	(680)	16,911	—	11,592	5,319
Certificates of deposit and time deposits	1,337	—	—	1,337	838	492	7
Commercial paper	1,346	—	—	1,346	2	1,344	—
Corporate debt securities	68,194	83	(3,350)	64,927	—	15,489	49,438
Municipal securities	480	—	(13)	467	—	197	270
Mortgage- and asset-backed securities	24,508	27	(2,086)	22,449	—	1,393	21,056
Subtotal	135,223	144	(7,402)	127,965	1,051	35,674	91,240
Total (2)	$160,230	$220	$(7,409)	$153,041	$25,565	$36,236	$91,240
Apple Inc. | Q3 2024 Form 10-Q | 7

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,359	$—	$—	$28,359	$28,359	$—	$—
Level 1:
Money market funds	481	—	—	481	481	—	—
Mutual funds and equity securities	442	12	(26)	428	—	428	—
Subtotal	923	12	(26)	909	481	428	—
Level 2 (1):
U.S. Treasury securities	19,406	—	(1,292)	18,114	35	5,468	12,611
U.S. agency securities	5,736	—	(600)	5,136	36	271	4,829
Non-U.S. government securities	17,533	6	(1,048)	16,491	—	11,332	5,159
Certificates of deposit and time deposits	1,354	—	—	1,354	1,034	320	—
Commercial paper	608	—	—	608	—	608	—
Corporate debt securities	76,840	6	(5,956)	70,890	20	12,627	58,243
Municipal securities	628	—	(26)	602	—	192	410
Mortgage- and asset-backed securities	22,365	6	(2,735)	19,636	—	344	19,292
Subtotal	144,470	18	(11,657)	132,831	1,125	31,162	100,544
Total (2)	$173,752	$30	$(11,683)	$162,099	$29,965	$31,590	$100,544
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of June 29, 2024 and September 30, 2023, total marketable securities included $14.1 billion and $13.8 billion, respectively, that were restricted from general use, related to the State Aid Decision (refer to Note 6, “Income Taxes”) and other agreements.
The following table shows the fair value of the Company’s non-current marketable debt securities, by contractual maturity, as of June 29, 2024 (in millions):

Due after 1 year through 5 years	$64,209
Due after 5 years through 10 years	8,660
Due after 10 years	18,371
Total fair value	$91,240
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of June 29, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 18 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | Q3 2024 Form 10-Q | 8

Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of June 29, 2024 and September 30, 2023 were as follows (in millions):

	June 29, 2024	September 30, 2023
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$65,542	$74,730
Interest rate contracts	$13,875	$19,375

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$97,136	$104,777
The carrying amounts of the Company’s hedged items in fair value hedges as of June 29, 2024 and September 30, 2023 were as follows (in millions):

	June 29, 2024	September 30, 2023
Hedged assets/(liabilities):
Current and non-current marketable securities	$15,007	$14,433
Current and non-current term debt	$(13,096)	$(18,247)
Accounts Receivable
Trade Receivables
The Company’s third-party cellular network carriers accounted for 32% and 41% of total trade receivables as of June 29, 2024 and September 30, 2023, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of June 29, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 46% and 18%. As of September 30, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 48% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of June 29, 2024 and September 30, 2023 (in millions):
Property, Plant and Equipment, Net

	June 29, 2024	September 30, 2023
Gross property, plant and equipment	$117,129	$114,599
Accumulated depreciation	(72,627)	(70,884)
Total property, plant and equipment, net	$44,502	$43,715
Apple Inc. | Q3 2024 Form 10-Q | 9

Note 6 – Income Taxes
European Commission State Aid Decision
On August 30, 2016, the European Commission (the “Commission”) announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the Commission appealed the General Court’s decision to the European Court of Justice (the “ECJ”) and a hearing was held on May 23, 2023. A decision from the ECJ is expected in the fourth quarter of 2024. The Company believes it would be eligible to claim a U.S. foreign tax credit for a portion of any incremental Irish corporate income taxes potentially due related to the State Aid Decision.
Note 7 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 29, 2024 and September 30, 2023, the Company had $3.0 billion and $6.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of commercial paper for the nine months ended June 29, 2024 and July 1, 2023 (in millions):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Maturities 90 days or less:
Repayments of commercial paper, net	$(2,985)	$(3,326)

Maturities greater than 90 days:
Repayments of commercial paper	—	(2,645)

Total repayments of commercial paper, net	$(2,985)	$(5,971)
Term Debt
As of June 29, 2024 and September 30, 2023, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $98.3 billion and $105.1 billion, respectively (collectively the “Notes”). As of June 29, 2024 and September 30, 2023, the fair value of the Company’s Notes, based on Level 2 inputs, was $86.2 billion and $90.8 billion, respectively.
Note 8 – Shareholders’ Equity
Share Repurchase Program
During the nine months ended June 29, 2024, the Company repurchased 387 million shares of its common stock for $70.0 billion. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apple Inc. | Q3 2024 Form 10-Q | 10

Note 9 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 29, 2024 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 30, 2023	180,247	$135.91
RSUs granted	78,276	$172.26
RSUs vested	(83,842)	$126.47
RSUs canceled	(8,258)	$137.85
Balance as of June 29, 2024	166,423	$157.66	$35,052
The fair value as of the respective vesting dates of RSUs was $6.4 billion and $15.0 billion for the three- and nine-month periods ended June 29, 2024, respectively, and was $7.0 billion and $14.9 billion for the three- and nine-month periods ended July 1, 2023, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Share-based compensation expense	$2,869	$2,617	$8,830	$8,208
Income tax benefit related to share-based compensation expense	$(764)	$(993)	$(2,662)	$(2,791)
As of June 29, 2024, the total unrecognized compensation cost related to outstanding RSUs was $21.9 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.
Note 10 – Contingencies
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
Apple Inc. | Q3 2024 Form 10-Q | 11

Note 11 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Americas:
Net sales	$37,678	$35,383	$125,381	$122,445
Operating income	$15,209	$13,117	$50,640	$44,908

Europe:
Net sales	$21,884	$20,205	$76,404	$71,831
Operating income	$9,170	$7,995	$31,872	$27,380

Greater China:
Net sales	$14,728	$15,758	$51,919	$57,475
Operating income	$5,562	$6,207	$20,884	$24,175

Japan:
Net sales	$5,097	$4,821	$19,126	$18,752
Operating income	$2,544	$2,443	$9,498	$9,073

Rest of Asia Pacific:
Net sales	$6,390	$5,630	$23,275	$23,284
Operating income	$2,610	$2,328	$9,995	$9,447
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment operating income	$35,095	$32,090	$122,889	$114,983
Research and development expense	(8,006)	(7,442)	(23,605)	(22,608)
Other corporate expenses, net	(1,737)	(1,650)	(5,659)	(5,043)
Total operating income	$25,352	$22,998	$93,625	$87,332
Apple Inc. | Q3 2024 Form 10-Q | 12

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2023 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
During the third quarter of 2024, the Company announced the following product and operating system updates:
•iPad Air®;
•iPad Pro®;
•iOS 18, macOS® Sequoia, iPadOS® 18, watchOS® 11, visionOS™ 2 and tvOS® 18.
The Company also announced Apple Intelligence™, a personal intelligence system that uses generative models, which will be available on certain iPhone, Mac and iPad devices. Apple Intelligence is deeply integrated into iOS 18, macOS Sequoia and iPadOS 18.
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
Apple Inc. | Q3 2024 Form 10-Q | 13

Segment Operating Performance
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Net sales by reportable segment:
Americas	$37,678	$35,383	6%	$125,381	$122,445	2%
Europe	21,884	20,205	8%	76,404	71,831	6%
Greater China	14,728	15,758	(7)%	51,919	57,475	(10)%
Japan	5,097	4,821	6%	19,126	18,752	2%
Rest of Asia Pacific	6,390	5,630	13%	23,275	23,284	—%
Total net sales	$85,777	$81,797	5%	$296,105	$293,787	1%
Americas
Americas net sales increased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to higher net sales of Services and iPad. Year-over-year Americas net sales increased during the first nine months of 2024 due primarily to higher net sales of Services, partially offset by lower net sales of iPhone and Wearables, Home and Accessories. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Americas net sales during the first nine months of 2024.
Europe
Europe net sales increased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to higher net sales of Services and iPad. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Europe net sales during the third quarter of 2024. Year-over-year Europe net sales increased during the first nine months of 2024 due primarily to higher net sales of Services and iPhone, partially offset by lower net sales of Wearables, Home and Accessories.
Greater China
Greater China net sales decreased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to lower net sales of iPhone. Year-over-year Greater China net sales decreased during the first nine months of 2024 due primarily to lower net sales of iPhone and iPad. The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during the third quarter and first nine months of 2024.
Japan
Japan net sales increased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to higher net sales of iPhone and iPad. Year-over-year Japan net sales increased during the first nine months of 2024 due primarily to higher net sales of iPhone, partially offset by lower net sales of Wearables, Home and Accessories. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the third quarter and first nine months of 2024.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to higher net sales of Services, iPhone and iPad. Year-over-year Rest of Asia Pacific net sales were relatively flat during the first nine months of 2024. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Rest of Asia Pacific net sales during the third quarter and first nine months of 2024.
Apple Inc. | Q3 2024 Form 10-Q | 14

Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Net sales by category:
iPhone	$39,296	$39,669	(1)%	$154,961	$156,778	(1)%
Mac	7,009	6,840	2%	22,240	21,743	2%
iPad	7,162	5,791	24%	19,744	21,857	(10)%
Wearables, Home and Accessories	8,097	8,284	(2)%	27,963	30,523	(8)%
Services	24,213	21,213	14%	71,197	62,886	13%
Total net sales	$85,777	$81,797	5%	$296,105	$293,787	1%
iPhone
iPhone net sales were relatively flat during the third quarter and first nine months of 2024 compared to the same periods in 2023.
Mac
Mac net sales increased during the third quarter and first nine months of 2024 compared to the same periods in 2023 due to higher net sales of laptops.
iPad
iPad net sales increased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to higher net sales of iPad Pro and iPad Air. Year-over-year iPad net sales decreased during the first nine months of 2024 due primarily to lower net sales of iPad 9th generation and iPad Pro, partially offset by higher net sales of iPad 10th generation.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the third quarter of 2024 compared to the third quarter of 2023 due primarily to lower net sales of Wearables. Year-over-year Wearables, Home and Accessories net sales decreased during the first nine months of 2024 due primarily to lower net sales of Wearables and Accessories.
Services
Services net sales increased during the third quarter and first nine months of 2024 compared to the same periods in 2023 due primarily to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q3 2024 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross margin:
Products	$21,761	$21,448	$84,241	$84,205
Services	17,917	14,965	52,563	44,516
Total gross margin	$39,678	$36,413	$136,804	$128,721

Gross margin percentage:
Products	35.3%	35.4%	37.5%	36.5%
Services	74.0%	70.5%	73.8%	70.8%
Total gross margin percentage	46.3%	44.5%	46.2%	43.8%
Products Gross Margin
Products gross margin was relatively flat during the third quarter and first nine months of 2024 compared to the same periods in 2023.
Products gross margin percentage was relatively flat during the third quarter of 2024 compared to the third quarter of 2023. Year-over-year Products gross margin percentage increased during the first nine months of 2024 due primarily to cost savings, partially offset by a different Products mix and the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2024 compared to the same periods in 2023 due primarily to higher Services net sales.
Services gross margin percentage increased during the third quarter and first nine months of 2024 compared to the same periods in 2023 due primarily to a different Services mix.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2023 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Research and development	$8,006	$7,442	$23,605	$22,608
Percentage of total net sales	9%	9%	8%	8%
Selling, general and administrative	$6,320	$5,973	$19,574	$18,781
Percentage of total net sales	7%	7%	7%	6%
Total operating expenses	$14,326	$13,415	$43,179	$41,389
Percentage of total net sales	17%	16%	15%	14%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter and first nine months of 2024 compared to the same periods in 2023 was driven primarily by increases in headcount-related expenses.
Apple Inc. | Q3 2024 Form 10-Q | 16

Selling, General and Administrative
Selling, general and administrative expense increased $347 million during the third quarter of 2024 and $793 million during the first nine months of 2024 compared to the same periods in 2023.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 29, 2024 and July 1, 2023 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Provision for income taxes	$4,046	$2,852	$14,875	$12,699
Effective tax rate	15.9%	12.5%	15.8%	14.6%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter and first nine months of 2024 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for the third quarter and first nine months of 2024 was higher compared to the same periods in 2023 due primarily to a higher effective tax rate on foreign earnings and lower tax benefits from share-based compensation, partially offset by lower state income taxes.
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
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 29, 2024, the Company had manufacturing purchase obligations of $38.4 billion, with $38.3 billion payable within 12 months.
Capital Return Program
In addition to its contractual cash requirements, the Company has authorized share repurchase programs. The programs do not obligate the Company to acquire a minimum amount of shares. As of June 29, 2024, the Company’s quarterly cash dividend was $0.25 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the third quarter of 2024, the Company repurchased $26.0 billion of its common stock and paid dividends and dividend equivalents of $3.9 billion.
Recent Accounting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026 using a prospective transition method.
Apple Inc. | Q3 2024 Form 10-Q | 17

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 29, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q3 2024 Form 10-Q | 18

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the Commission announced that it had opened two formal noncompliance investigations against the Company under the European Union (“EU”) Digital Markets Act (the “DMA”). The Commission’s investigations concern (1) Article 5(4) of the DMA, which relates to how developers may communicate and promote offers to end users for apps distributed through the App Store as well as how developers may conclude contracts with those end users; and (2) Article 6(3) of the DMA, which relates to default settings, uninstallation of apps, and a web browser choice screen on iOS. On June 24, 2024, the Commission announced its preliminary findings in the Article 5(4) investigation alleging that the Company’s App Store rules are in breach of the DMA and announced that it had opened a third formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA. If the Commission makes a final determination that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. Although any decision by the Commission can be appealed to the General Court of the EU, the effectiveness of the Commission’s order would apply immediately while the appeal is pending, unless a stay of the order is granted. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
Department of Justice Lawsuit
On March 21, 2024, the U.S. Department of Justice (the “DOJ”) and a number of state and district attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of New Jersey against the Company alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” in violation of U.S. antitrust laws. The DOJ is seeking equitable relief to redress the alleged anticompetitive behavior. In addition, various civil litigation matters have been filed in state and federal courts in the U.S. alleging similar violations of U.S. antitrust laws and seeking monetary damages and other nonmonetary relief. The Company believes it has substantial defenses and intends to vigorously defend itself.
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction enjoining the Company from prohibiting developers from including in their apps external links that direct customers to purchasing mechanisms other than Apple in-app purchasing. The injunction applies to apps on the U.S. storefront of the iOS and iPadOS App Store. On January 16, 2024, the Company implemented a plan to comply with the injunction and filed a statement of compliance with the California District Court. A motion by Epic disputing the Company’s compliance plan and seeking to enforce the injunction, which the Company has opposed, is pending before the California District Court. The Company believes it has substantial defenses and intends to vigorously defend itself.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the third quarter of 2024 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2023 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended March 30, 2024 (the “second quarter 2024 Form 10-Q”), in each case under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except for the risk factor disclosed in Part II, Item 1A of the second quarter 2024 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2023 Form 10-K.
Apple Inc. | Q3 2024 Form 10-Q | 19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 29, 2024 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2024 to May 4, 2024:
Open market and privately negotiated purchases	45,690	$169.74	45,690

May 5, 2024 to June 1, 2024:
Open market and privately negotiated purchases	51,729	$188.38	51,729

June 2, 2024 to June 29, 2024:
Open market and privately negotiated purchases	41,354	$205.54	41,354
Total	138,773			$114,074
(1)On May 4, 2023, the Board of Directors authorized the purchase of up to $90 billion of the Company’s common stock under a share repurchase program. As of June 29, 2024, remaining availability under the May 2023 program was $4.1 billion. On May 2, 2024, the Board of Directors authorized an additional program to repurchase up to $110 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On May 24, 2024, Tim Cook, the Company’s Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of shares vesting during the duration of the plan pursuant to certain equity awards granted to Mr. Cook, excluding shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Cook’s plan will expire on May 24, 2026, subject to early termination in accordance with the terms of the plan.
Apple Inc. | Q3 2024 Form 10-Q | 20

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
Apple Inc. | Q3 2024 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2024	Apple Inc.

	By:	/s/ Luca Maestri
Luca Maestri
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2024 Form 10-Q | 22