Form 10-K
period 2024-09-28
Apple Inc.
filed 2024-11-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
or
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
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 29, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,628,553,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
15,115,823,000 shares of common stock were issued and outstanding as of October 18, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 28, 2024

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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. The iPhone line includes iPhone 16 Pro, iPhone 16, iPhone 15, iPhone 14 and iPhone SE®.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. The Mac line includes laptops MacBook Air® and MacBook Pro®, as well as desktops iMac®, Mac mini®, Mac Studio® and Mac Pro®.
iPad
iPad® is the Company’s line of multipurpose tablets based on its iPadOS® operating system. The iPad line includes iPad Pro®, iPad Air®, iPad and iPad mini®.
Wearables, Home and Accessories
Wearables includes smartwatches, wireless headphones and spatial computers. The Company’s line of smartwatches, based on its watchOS® operating system, includes Apple Watch Ultra® 2, Apple Watch® Series 10 and Apple Watch SE®. The Company’s line of wireless headphones includes AirPods®, AirPods Pro®, AirPods Max® and Beats® products. Apple Vision Pro™ is the Company’s first spatial computer based on its visionOS™ operating system.
Home includes Apple TV®, the Company’s media streaming and gaming device based on its tvOS® operating system, and HomePod® and HomePod mini®, high-fidelity wireless smart speakers.
Accessories includes Apple-branded and third-party accessories.
Apple Inc. | 2024 Form 10-K | 1

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
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to customers through its retail and online stores and its direct sales force. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers, wholesalers, retailers and resellers. During 2024, the Company’s net sales through its direct and indirect distribution channels accounted for 38% and 62%, respectively, of total net sales.
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
Apple Inc. | 2024 Form 10-K | 2

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
Intellectual Property
The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its hardware, accessories, software and services. This includes patents, designs, copyrights, trademarks, trade secrets and other forms of intellectual property rights in the U.S. and various foreign countries. Although the Company believes the ownership of such intellectual property rights is an important factor in differentiating its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.
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
Apple Inc. | 2024 Form 10-K | 3

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
Human Capital
The Company believes that its people play an important role in its success, and strives to attract, develop and retain the best talent. The Company works to create an inclusive, safe and supportive environment for all of its team members, so that its people can do the best work of their lives. As of September 28, 2024, the Company had approximately 164,000 full-time equivalent employees.
Compensation and Benefits
The Company believes that compensation should be competitive and equitable, and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, the Company offers a wide variety of benefits for employees around the world, including health, wellness and time away.
Growth and Development
The Company invests in resources to help its people develop and achieve their career goals. The Company offers programs through Apple University on leadership, management and influence, as well as Apple culture and values. Team members can also take advantage of online classes for business, technical and personal development, as well as learning opportunities to support their well-being.
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
Apple Inc. | 2024 Form 10-K | 4

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
Apple Inc. | 2024 Form 10-K | 5

The Company’s business can be impacted by political events, trade and other international disputes, geopolitical tensions, conflict, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.
Political events, trade and other international disputes, geopolitical tensions, conflict, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can have a material adverse effect on the Company and its customers, employees, suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners.
The Company has a large, global business with sales outside the U.S. representing a majority of the Company’s total net sales, and the Company believes that it generally benefits from growth in international trade. Substantially all of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. Restrictive measures can increase the cost of the Company’s products and the components and raw materials that go into them, and can require the Company to take various actions, including changing suppliers, restructuring business relationships and operations, and ceasing to offer and distribute affected products, services and third-party applications to its customers. Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and the Company may not be able to effectively mitigate all adverse impacts from such measures. For example, tensions between governments, including the U.S. and China, have in the past led to tariffs and other restrictions affecting the Company’s business. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect the Company’s business.
Many of the Company’s operations and facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. Global climate change is resulting in certain types of natural disasters and extreme weather occurring more frequently or with more intense effects. In addition, the Company’s and its suppliers’ operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues and other events beyond the Company’s control. For example, global supply chains can be highly concentrated and geopolitical tensions or conflict could result in significant disruptions.
Such events can make it difficult or impossible for the Company to manufacture and deliver products to its customers, create delays and inefficiencies in the Company’s supply and manufacturing chain, result in slowdowns and outages to the Company’s service offerings, increase the Company’s costs, and negatively impact consumer spending and demand in affected areas.
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
Following any interruption to its business, the Company can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company. While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.
Apple Inc. | 2024 Form 10-K | 6

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
Due to the highly volatile and competitive nature of the markets and industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors, including timely and successful development, market acceptance, the Company’s ability to manage the risks associated with new technologies and production ramp-up issues, the availability of application software or other third-party support for the Company’s products and services, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. New products, services and technologies may replace or supersede existing offerings and may produce lower revenues and lower profit margins, which can materially adversely impact the Company’s business, results of operations and financial condition. There can be no assurance the Company will successfully manage future introductions and transitions of products and services.
Apple Inc. | 2024 Form 10-K | 7

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
The Company relies on single-source outsourcing partners in the U.S., Asia and Europe to supply and manufacture many components, and on outsourcing partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. Any failure of these partners to perform can have a negative impact on the Company’s cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, economic, business, labor, environmental, public health or political issues, trade and other international disputes, geopolitical tensions, or conflict.
The Company has invested in manufacturing process equipment, much of which is held at certain of its outsourcing partners, and has made prepayments to certain of its suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if these outsourcing partners or suppliers experience severe financial problems or other disruptions in their business, such continued supply can be disrupted or terminated, and the recoverability of manufacturing process equipment or prepayments can be negatively impacted.
Changes or additions to the Company’s supply chain require considerable time and resources and involve significant risks and uncertainties, including exposure to additional regulatory and operational risks.
Future operating results depend upon the Company’s ability to obtain components in sufficient quantities on commercially reasonable terms.
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect the Company’s business, results of operations and financial condition. For example, the global semiconductor industry has in the past experienced high demand and shortages of supply, which adversely affected the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms, or at all. Such disruptions could occur in the future. While the Company has entered into agreements for the supply of many components, there can be no assurance the Company will be able to extend or renew these agreements on similar terms, or at all. In addition, component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its business, results of operations and financial condition.
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
Apple Inc. | 2024 Form 10-K | 8

The Company’s products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products and services. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including health. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, from time to time the Company’s services have not performed as anticipated and may not meet customer expectations. The introduction of new and complex technologies, such as artificial intelligence features, can increase these and other safety risks, including exposing users to harmful, inaccurate or other negative content and experiences. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products and services. Errors, bugs and vulnerabilities can be exploited by third parties, compromising the safety and security of a user’s device. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
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
The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms, or at all.
The Company’s products and services are designed to include intellectual property owned by third parties, which requires licenses from those third parties. In addition, because of technological changes in the industries in which the Company currently competes or in the future may compete, current extensive patent coverage and the rapid rate of issuance of new patents, the Company’s products and services can unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties. Based on experience and industry practice, the Company believes licenses to such third-party intellectual property can generally be obtained on commercially reasonable terms. However, there can be no assurance the necessary licenses can be obtained on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, can require the Company to modify certain products, services or features or preclude the Company from selling certain products or services, or otherwise have a material adverse impact on the Company’s business, results of operations and financial condition.
Apple Inc. | 2024 Form 10-K | 9

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
The Company distributes third-party applications for its products through the App Store. For the vast majority of applications, developers keep all of the revenue they generate on the App Store. Where applicable, the Company retains a commission from sales of applications and sales of digital services or goods initiated within an application. From time to time, the Company has made changes to its products and services, including taking actions in response to litigation, competition, market conditions and legal and regulatory requirements, and expects to make further business changes in the future. For example, in the U.S., the Company has implemented changes to how developers communicate with consumers within apps on the U.S. storefront of the iOS and iPadOS App Store regarding alternative purchasing mechanisms. The Company has also implemented changes to iOS, iPadOS, the App Store and Safari® in the European Union (“EU”) as it seeks to comply with the Digital Markets Act (the “DMA”), including new business terms and alternative fee structures for iOS and iPadOS apps, alternative methods of distribution for iOS and iPadOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces (“APIs”) for developers. Changes to the Company’s products and services could materially adversely affect the Company’s business, results of operations and financial condition, including if such business changes result in reduced App Store or other sales, reductions in the rate of the commission that the Company retains on such sales, or if the rate of the commission is otherwise narrowed in scope or eliminated.
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
Apple Inc. | 2024 Form 10-K | 10

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
The Company’s business requires it to use and store confidential information, including personal information with respect to the Company’s customers and employees. The Company devotes significant resources to systems and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
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
Apple Inc. | 2024 Form 10-K | 11

The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks seek to compromise the confidentiality, integrity or availability of confidential information or disrupt normal business operations, and can, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage commercial relationships, and expose the Company to litigation or government investigations, which can result in penalties, fines or judgments against the Company. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents. In addition, attacks against the Company and its customers can escalate during periods of geopolitical tensions or conflict.
Although malicious attacks perpetrated to gain access to confidential information, including personal information, affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the value of the confidential information it creates, owns, manages, stores and processes.
The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, and mitigate the impact of unauthorized access, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and are vulnerable to hacking, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties can fraudulently induce the Company’s or its suppliers’ and other third parties’ employees or customers into disclosing usernames, passwords or other sensitive information, which can, in turn, be used for unauthorized access to the Company’s or such suppliers’ or third parties’ systems and services. To help protect customers and the Company, the Company deploys and makes available technologies like multifactor authentication, monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, can result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
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
Apple Inc. | 2024 Form 10-K | 12

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
The Company has faced and continues to face a significant number of patent claims relating to its cellular-enabled products, and new claims may arise in the future, including as a result of new legal or regulatory frameworks. For example, technology and other patent-holding companies frequently assert their patents and seek royalties and often enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company is vigorously defending infringement actions in courts in several U.S. jurisdictions, as well as internationally in various countries. The plaintiffs in these actions frequently seek broad injunctive relief and substantial damages.
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
The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s results of operations and financial condition for that reporting period could be materially adversely affected. Further, such an outcome can result in significant monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company, and has from time to time required, and can in the future require, the Company to change its business practices and limit the Company’s ability to develop, manufacture, use, import or offer for sale certain products and services, all of which could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
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
Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product, service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s business or supply chain. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. These risks and costs may increase as the Company’s products and services are introduced into specialized applications, including health and financial services, or as the Company expands the use of technologies, such as machine learning and artificial intelligence features, and must navigate new legal, regulatory and ethical considerations relating to such technologies. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
Apple Inc. | 2024 Form 10-K | 13

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
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, the Company makes statements about its goals and initiatives through its various non-financial reports, information provided on its website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of the Company’s announced goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside the Company’s control. The Company cannot guarantee that it will achieve its announced environmental, social and governance goals and initiatives. In addition, some stakeholders may disagree with the Company’s goals and initiatives. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state and international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
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
The Company has also implemented changes to iOS, iPadOS, the App Store and Safari in the EU as it seeks to comply with the DMA, including new business terms and alternative fee structures for iOS and iPadOS apps, alternative methods of distribution for iOS and iPadOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and APIs for developers. The Company has also continued to make changes to its compliance plan in response to feedback and engagement with the European Commission (the “Commission”). Although the Company’s compliance plan is intended to address the DMA’s obligations, it has been challenged by the Commission and may be challenged further by private litigants. The DMA provides for significant fines and penalties for noncompliance, and other jurisdictions may seek to require the Company to make changes to its business. While the changes introduced by the Company in the EU are intended to reduce new privacy and security risks that the DMA poses to EU users, many risks will remain.
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
Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations and financial condition. For example, the Company earns revenue from licensing arrangements with Google LLC and other companies to offer their search services on the Company’s platforms and applications, and certain of these arrangements are currently subject to government investigations and legal proceedings.
Apple Inc. | 2024 Form 10-K | 14

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
The Company makes statements about its use and disclosure of personal information through its privacy policy, information provided on its website, press statements and other privacy notices provided to customers. Any failure by the Company to comply with these public statements or with federal, state or international privacy or data protection laws and regulations could result in inquiries or proceedings against the Company by governmental entities or others. In addition to reputational impacts, penalties could include ongoing audit requirements and significant legal liability.
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
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, the gross margins on the Company’s products and services vary significantly and can change over time. The Company’s gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; supply shortages; potential increases in the cost of components, outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; and the introduction of new products or services, including new products or services with lower profit margins. These and other factors could have a materially adverse impact on the Company’s results of operations and financial condition.
The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product and service introductions can significantly impact net sales, cost of sales and operating expenses. Further, the Company generates a significant portion of its net sales from a single product and a decline in demand for that product could significantly impact quarterly net sales. The Company could also be subject to unexpected developments, such as lower-than-anticipated demand for the Company’s products or services, issues with new product or service introductions, information technology system failures or network disruptions, or failure of one of the Company’s logistics, supply or manufacturing partners.
Apple Inc. | 2024 Form 10-K | 15

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
The Company’s investments can be negatively affected by changes in liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Although the Company has not realized significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s results of operations and financial condition.
The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products and certain of its services through third-party cellular network carriers, wholesalers, retailers and resellers. The Company also sells its products and services directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets and its ability to mitigate such risks may be limited. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture subassemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 28, 2024, the Company’s vendor non-trade receivables and prepayments related to long-term supply agreements were concentrated among a few individual vendors located primarily in Asia. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.
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
Apple Inc. | 2024 Form 10-K | 16

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
The Company’s stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. The Company believes the price of its stock should reflect expectations of future growth and profitability. The Company also believes the price of its stock should reflect expectations that its cash dividend will continue at current levels or grow, and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors (the “Board”), and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company’s management, led by its Head of Corporate Information Security, has overall responsibility for identifying, assessing and managing any material risks from cybersecurity threats. The Company’s Head of Corporate Information Security leads a dedicated Information Security team of highly skilled individuals with experience across industries that, among other things, develops and distributes information security policies, standards and procedures; engages in employee cybersecurity training; implements security controls; assesses security risk and compliance posture; monitors and responds to security events; and executes security testing and assessments. The Company’s Head of Corporate Information Security has extensive knowledge and skills gained from over 25 years of experience in the cybersecurity industry, including serving in leadership positions at other large technology companies and leading the Company’s Information Security team since 2016.
The Company’s Information Security team coordinates with teams across the Company to prevent, respond to and manage security incidents, and engages third parties, as appropriate, to assess, test or otherwise assist with aspects of its security processes and incident response. A dedicated Supplier Trust team manages information security risks the Company is exposed to through its supplier relationships. The Company has processes to log, track, address, and escalate for further assessment and report, as appropriate, cybersecurity incidents across the Company and its suppliers to senior management and the Audit and Finance Committee (the “Audit Committee”) of the Board. The Company’s enterprise risk management program is designed to identify, assess, and monitor the Company’s business risks, including financial, operational, compliance and reputational risks, and reflects management’s assessment of cybersecurity risks.
The Audit Committee assists the Board in the oversight and monitoring of cybersecurity matters. The Audit Committee regularly reviews and discusses the Company’s cybersecurity risks with management, including the Company’s Head of Corporate Information Security, its General Counsel and the Heads of Compliance and Business Conduct, Business Assurance, and Internal Audit, and receives updates, as necessary, regarding cybersecurity incidents. The Chair of the Audit Committee regularly reports the substance of such reviews and discussions to the Board, as necessary, and recommends to the Board such actions as the Audit Committee deems appropriate.
For a discussion of the Company’s cybersecurity-related risks, see Item 1A of this Form 10-K under the heading “Risk Factors.”
Apple Inc. | 2024 Form 10-K | 17

Item 2.    Properties
The Company’s headquarters is located in Cupertino, California. As of September 28, 2024, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
Item 3.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the Commission announced that it had opened two formal noncompliance investigations against the Company under the DMA. The Commission’s investigations concern (1) Article 5(4) of the DMA, which relates to how developers may communicate and promote offers to end users for apps distributed through the App Store as well as how developers may conclude contracts with those end users; and (2) Article 6(3) of the DMA, which relates to default settings, uninstallation of apps, and a web browser choice screen on iOS. On June 24, 2024, the Commission announced its preliminary findings in the Article 5(4) investigation alleging that the Company’s App Store rules are in breach of the DMA and announced that it had opened a third formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA. If the Commission makes a final determination that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. Although any decision by the Commission can be appealed to the General Court of the EU, the effectiveness of the Commission’s order would apply immediately while the appeal is pending, unless a stay of the order is granted. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
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
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Store Review Guidelines violate California’s unfair competition law and issued an injunction enjoining the Company from prohibiting developers from including in their apps external links that direct customers to purchasing mechanisms other than Apple in-app purchasing. The injunction applies to apps on the U.S. storefront of the iOS and iPadOS App Store. On January 16, 2024, the Company implemented a plan to comply with the injunction and filed a statement of compliance with the California District Court. A motion by Epic disputing the Company’s compliance plan and seeking to enforce the injunction, which the Company has opposed, is pending before the California District Court. On September 30, 2024, the Company filed a motion with the California District Court to narrow or vacate the injunction. The Company believes it has substantial defenses and intends to vigorously defend itself.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the fourth quarter of 2024 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2024 Form 10-K | 18

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 18, 2024, there were 23,301 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 28, 2024 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2024 to August 3, 2024:
Open market and privately negotiated purchases	35,697	$224.11	35,697

August 4, 2024 to August 31, 2024:
Open market and privately negotiated purchases	42,910	$221.39	42,910

September 1, 2024 to September 28, 2024:
Open market and privately negotiated purchases	33,653	$222.86	33,653
Total	112,260			$89,074
(1)As of September 28, 2024, the Company was authorized by the Board to purchase up to $110 billion of the Company’s common stock under a share repurchase program announced on May 2, 2024, of which $20.9 billion had been utilized. During the fourth quarter of 2024, the Company also utilized the final $4.1 billion under its previous repurchase program, which was authorized in May 2023. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | 2024 Form 10-K | 19

Company Stock Performance
The following graph shows a comparison of five-year cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the Dow Jones U.S. Technology Supersector Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Technology Supersector Index as of the market close on September 27, 2019. Past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Apple Inc., the S&P 500 Index and the Dow Jones U.S. Technology Supersector Index

$500
$400
$300
$200
$100
$0
9/27/19
9/26/20
9/25/21
9/24/22
9/30/23
9/28/24
Apple Inc.
S&P 500 Index
Dow Jones U.S. Technology Supersector Index

	September 2019	September 2020	September 2021	September 2022	September 2023	September 2024
Apple Inc.	$100	$207	$273	$281	$322	$430
S&P 500 Index	$100	$113	$156	$131	$155	$210
Dow Jones U.S. Technology Supersector Index	$100	$146	$216	$156	$215	$322
Item 6.    [Reserved]
Apple Inc. | 2024 Form 10-K | 20

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Product, Service and Software Announcements
The Company announces new product, service and software offerings at various times during the year. Significant announcements during fiscal year 2024 included the following:
First Quarter 2024:
•MacBook Pro 14-in.;
•MacBook Pro 16-in.; and
•iMac.
Second Quarter 2024:
•MacBook Air 13-in.; and
•MacBook Air 15-in.
Third Quarter 2024:
•iPad Air;
•iPad Pro;
•iOS 18, macOS Sequoia, iPadOS 18, watchOS 11, visionOS 2 and tvOS 18, updates to the Company’s operating systems; and
•Apple Intelligence™, a personal intelligence system that uses generative models.
Fourth Quarter 2024:
•iPhone 16, iPhone 16 Plus, iPhone 16 Pro and iPhone 16 Pro Max;
•Apple Watch Series 10; and
•AirPods 4.
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first quarter of 2023. The Company’s fiscal years 2024 and 2022 spanned 52 weeks each, whereas fiscal year 2023 spanned 53 weeks.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | 2024 Form 10-K | 21

Segment Operating Performance
The following table shows net sales by reportable segment for 2024, 2023 and 2022 (dollars in millions):

	2024	Change	2023	Change	2022
Americas	$167,045	3%	$162,560	(4)%	$169,658
Europe	101,328	7%	94,294	(1)%	95,118
Greater China	66,952	(8)%	72,559	(2)%	74,200
Japan	25,052	3%	24,257	(7)%	25,977
Rest of Asia Pacific	30,658	4%	29,615	1%	29,375
Total net sales	$391,035	2%	$383,285	(3)%	$394,328
Americas
Americas net sales increased during 2024 compared to 2023 due primarily to higher net sales of Services.
Europe
Europe net sales increased during 2024 compared to 2023 due primarily to higher net sales of Services and iPhone.
Greater China
Greater China net sales decreased during 2024 compared to 2023 due primarily to lower net sales of iPhone and iPad. The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during 2024.
Japan
Japan net sales increased during 2024 compared to 2023 due primarily to higher net sales of iPhone. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during 2024.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2024 compared to 2023 due primarily to higher net sales of Services. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Rest of Asia Pacific net sales during 2024.
Apple Inc. | 2024 Form 10-K | 22

Products and Services Performance
The following table shows net sales by category for 2024, 2023 and 2022 (dollars in millions):

	2024	Change	2023	Change	2022
iPhone	$201,183	—%	$200,583	(2)%	$205,489
Mac	29,984	2%	29,357	(27)%	40,177
iPad	26,694	(6)%	28,300	(3)%	29,292
Wearables, Home and Accessories	37,005	(7)%	39,845	(3)%	41,241
Services (1)	96,169	13%	85,200	9%	78,129
Total net sales	$391,035	2%	$383,285	(3)%	$394,328
(1)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales were relatively flat during 2024 compared to 2023.
Mac
Mac net sales increased during 2024 compared to 2023 due primarily to higher net sales of laptops.
iPad
iPad net sales decreased during 2024 compared to 2023 due primarily to lower net sales of iPad Pro and the entry-level iPad models, partially offset by higher net sales of iPad Air.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during 2024 compared to 2023 due primarily to lower net sales of Wearables and Accessories.
Services
Services net sales increased during 2024 compared to 2023 due primarily to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | 2024 Form 10-K | 23

Gross Margin
Products and Services gross margin and gross margin percentage for 2024, 2023 and 2022 were as follows (dollars in millions):

	2024	2023	2022
Gross margin:
Products	$109,633	$108,803	$114,728
Services	71,050	60,345	56,054
Total gross margin	$180,683	$169,148	$170,782

Gross margin percentage:
Products	37.2%	36.5%	36.3%
Services	73.9%	70.8%	71.7%
Total gross margin percentage	46.2%	44.1%	43.3%
Products Gross Margin
Products gross margin and Products gross margin percentage increased during 2024 compared to 2023 due to cost savings, partially offset by a different Products mix and the weakness in foreign currencies relative to the U.S. dollar.
Services Gross Margin
Services gross margin increased during 2024 compared to 2023 due primarily to higher Services net sales.
Services gross margin percentage increased during 2024 compared to 2023 due to a different Services mix.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for 2024, 2023 and 2022 were as follows (dollars in millions):

	2024	Change	2023	Change	2022
Research and development	$31,370	5%	$29,915	14%	$26,251
Percentage of total net sales	8%		8%		7%
Selling, general and administrative	$26,097	5%	$24,932	(1)%	$25,094
Percentage of total net sales	7%		7%		6%
Total operating expenses	$57,467	5%	$54,847	7%	$51,345
Percentage of total net sales	15%		14%		13%
Research and Development
The growth in R&D expense during 2024 compared to 2023 was driven primarily by increases in headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense increased $1.2 billion during 2024 compared to 2023.
Apple Inc. | 2024 Form 10-K | 24

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2024, 2023 and 2022 were as follows (dollars in millions):

	2024	2023	2022
Provision for income taxes	$29,749	$16,741	$19,300
Effective tax rate	24.1%	14.7%	16.2%
Statutory federal income tax rate	21%	21%	21%
The Company’s effective tax rate for 2024 was higher than the statutory federal income tax rate due primarily to a one-time income tax charge of $10.2 billion, net, related to the State Aid Decision (refer to Note 7, “Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) and state income taxes, partially offset by a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation.
The Company’s effective tax rate for 2024 was higher compared to 2023 due primarily to a one-time income tax charge of $10.2 billion, net, related to the State Aid Decision, a higher effective tax rate on foreign earnings and lower tax benefits from share-based compensation.
Liquidity and Capital Resources
The Company believes its balances of unrestricted cash, cash equivalents and marketable securities, which totaled $140.8 billion as of September 28, 2024, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s material cash requirements include the following contractual obligations:
Debt
As of September 28, 2024, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $97.3 billion (collectively the “Notes”), with $10.9 billion payable within 12 months. Future interest payments associated with the Notes total $38.5 billion, with $2.6 billion payable within 12 months.
The Company also issues unsecured short-term promissory notes pursuant to a commercial paper program. As of September 28, 2024, the Company had $10.0 billion of commercial paper outstanding, all of which was payable within 12 months.
Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. As of September 28, 2024, the Company had fixed lease payment obligations of $15.6 billion, with $2.0 billion payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of September 28, 2024, the Company had manufacturing purchase obligations of $53.0 billion, with $52.9 billion payable within 12 months.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including assets related to product manufacturing, and noncancelable obligations related to supplier arrangements, licensed intellectual property and content, and distribution rights. As of September 28, 2024, the Company had other purchase obligations of $12.0 billion, with $4.1 billion payable within 12 months.
Deemed Repatriation Tax Payable
As of September 28, 2024, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was $16.5 billion, with $7.2 billion expected to be paid within 12 months.
Apple Inc. | 2024 Form 10-K | 25

State Aid Decision Tax Payable
As of September 28, 2024, the Company had an obligation to pay €14.2 billion or $15.8 billion to Ireland in connection with the State Aid Decision, all of which was expected to be paid within 12 months. The funds necessary to settle the obligation were held in escrow as of September 28, 2024, and restricted from general use.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program. The program does not obligate the Company to acquire a minimum amount of shares. As of September 28, 2024, the Company’s quarterly cash dividend was $0.25 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board.
In May 2024, the Company announced a new share repurchase program of up to $110 billion and raised its quarterly dividend from $0.24 to $0.25 per share beginning in May 2024. During 2024, the Company repurchased $95.0 billion of its common stock and paid dividends and dividend equivalents of $15.2 billion.
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
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the TCJA and the allocation of international taxation rights between countries. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
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
Apple Inc. | 2024 Form 10-K | 26

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
The following table sets forth potential impacts on the Company’s investment portfolio and term debt, including the effects of any associated derivatives, that would result from a hypothetical increase in relevant interest rates as of September 28, 2024 and September 30, 2023 (dollars in millions):

Interest Rate Sensitive Instrument	Hypothetical Interest Rate Increase	Potential Impact	2024	2023
Investment portfolio	100 basis points, all tenors	Decline in fair value	$2,755	$3,089
Term debt	100 basis points, all tenors	Increase in annual interest expense	$139	$194
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
The Company applied a value-at-risk (“VAR”) model to its foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VAR model used a Monte Carlo simulation. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. Based on the results of the model, the Company estimates, with 95% confidence, a maximum one-day loss in fair value of $538 million and $669 million as of September 28, 2024 and September 30, 2023, respectively. Changes in the Company’s underlying foreign currency exposures, which were excluded from the assessment, generally offset changes in the fair values of the Company’s foreign currency derivatives.
Apple Inc. | 2024 Form 10-K | 27

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2024 Form 10-K | 28

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Years ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net sales:
Products	$294,866	$298,085	$316,199
Services	96,169	85,200	78,129
Total net sales	391,035	383,285	394,328

Cost of sales:
Products	185,233	189,282	201,471
Services	25,119	24,855	22,075
Total cost of sales	210,352	214,137	223,546
Gross margin	180,683	169,148	170,782

Operating expenses:
Research and development	31,370	29,915	26,251
Selling, general and administrative	26,097	24,932	25,094
Total operating expenses	57,467	54,847	51,345

Operating income	123,216	114,301	119,437
Other income/(expense), net	269	(565)	(334)
Income before provision for income taxes	123,485	113,736	119,103
Provision for income taxes	29,749	16,741	19,300
Net income	$93,736	$96,995	$99,803

Earnings per share:
Basic	$6.11	$6.16	$6.15
Diluted	$6.08	$6.13	$6.11

Shares used in computing earnings per share:
Basic	15,343,783	15,744,231	16,215,963
Diluted	15,408,095	15,812,547	16,325,819
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2024 Form 10-K | 29

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net income	$93,736	$96,995	$99,803
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	395	(765)	(1,511)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	(832)	323	3,212
Adjustment for net (gains)/losses realized and included in net income	(1,337)	(1,717)	(1,074)
Total change in unrealized gains/losses on derivative instruments	(2,169)	(1,394)	2,138

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	5,850	1,563	(12,104)
Adjustment for net (gains)/losses realized and included in net income	204	253	205
Total change in unrealized gains/losses on marketable debt securities	6,054	1,816	(11,899)

Total other comprehensive income/(loss)	4,280	(343)	(11,272)
Total comprehensive income	$98,016	$96,652	$88,531
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2024 Form 10-K | 30

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 28, 2024	September 30, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$29,943	$29,965
Marketable securities	35,228	31,590
Accounts receivable, net	33,410	29,508
Vendor non-trade receivables	32,833	31,477
Inventories	7,286	6,331
Other current assets	14,287	14,695
Total current assets	152,987	143,566

Non-current assets:
Marketable securities	91,479	100,544
Property, plant and equipment, net	45,680	43,715
Other non-current assets	74,834	64,758
Total non-current assets	211,993	209,017
Total assets	$364,980	$352,583

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$68,960	$62,611
Other current liabilities	78,304	58,829
Deferred revenue	8,249	8,061
Commercial paper	9,967	5,985
Term debt	10,912	9,822
Total current liabilities	176,392	145,308

Non-current liabilities:
Term debt	85,750	95,281
Other non-current liabilities	45,888	49,848
Total non-current liabilities	131,638	145,129
Total liabilities	308,030	290,437

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,116,786 and 15,550,061 shares issued and outstanding, respectively	83,276	73,812
Accumulated deficit	(19,154)	(214)
Accumulated other comprehensive loss	(7,172)	(11,452)
Total shareholders’ equity	56,950	62,146
Total liabilities and shareholders’ equity	$364,980	$352,583
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2024 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per-share amounts)

	Years ended
	September 28, 2024	September 30, 2023	September 24, 2022
Total shareholders’ equity, beginning balances	$62,146	$50,672	$63,090

Common stock and additional paid-in capital:
Beginning balances	73,812	64,849	57,365
Common stock issued	1,423	1,346	1,175
Common stock withheld related to net share settlement of equity awards	(3,993)	(3,521)	(2,971)
Share-based compensation	12,034	11,138	9,280
Ending balances	83,276	73,812	64,849

Retained earnings/(Accumulated deficit):
Beginning balances	(214)	(3,068)	5,562
Net income	93,736	96,995	99,803
Dividends and dividend equivalents declared	(15,218)	(14,996)	(14,793)
Common stock withheld related to net share settlement of equity awards	(1,612)	(2,099)	(3,454)
Common stock repurchased	(95,846)	(77,046)	(90,186)
Ending balances	(19,154)	(214)	(3,068)

Accumulated other comprehensive income/(loss):
Beginning balances	(11,452)	(11,109)	163
Other comprehensive income/(loss)	4,280	(343)	(11,272)
Ending balances	(7,172)	(11,452)	(11,109)

Total shareholders’ equity, ending balances	$56,950	$62,146	$50,672

Dividends and dividend equivalents declared per share or RSU	$0.98	$0.94	$0.90
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2024 Form 10-K | 32

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 28, 2024	September 30, 2023	September 24, 2022
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$30,737	$24,977	$35,929

Operating activities:
Net income	93,736	96,995	99,803
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,445	11,519	11,104
Share-based compensation expense	11,688	10,833	9,038
Other	(2,266)	(2,227)	1,006
Changes in operating assets and liabilities:
Accounts receivable, net	(3,788)	(1,688)	(1,823)
Vendor non-trade receivables	(1,356)	1,271	(7,520)
Inventories	(1,046)	(1,618)	1,484
Other current and non-current assets	(11,731)	(5,684)	(6,499)
Accounts payable	6,020	(1,889)	9,448
Other current and non-current liabilities	15,552	3,031	6,110
Cash generated by operating activities	118,254	110,543	122,151

Investing activities:
Purchases of marketable securities	(48,656)	(29,513)	(76,923)
Proceeds from maturities of marketable securities	51,211	39,686	29,917
Proceeds from sales of marketable securities	11,135	5,828	37,446
Payments for acquisition of property, plant and equipment	(9,447)	(10,959)	(10,708)
Other	(1,308)	(1,337)	(2,086)
Cash generated by/(used in) investing activities	2,935	3,705	(22,354)

Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,441)	(5,431)	(6,223)
Payments for dividends and dividend equivalents	(15,234)	(15,025)	(14,841)
Repurchases of common stock	(94,949)	(77,550)	(89,402)
Proceeds from issuance of term debt, net	—	5,228	5,465
Repayments of term debt	(9,958)	(11,151)	(9,543)
Proceeds from/(Repayments of) commercial paper, net	3,960	(3,978)	3,955
Other	(361)	(581)	(160)
Cash used in financing activities	(121,983)	(108,488)	(110,749)

Increase/(Decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(794)	5,760	(10,952)
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$29,943	$30,737	$24,977

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$26,102	$18,679	$19,573
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2024 Form 10-K | 33

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
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first fiscal quarter of 2023. The Company’s fiscal years 2024 and 2022 spanned 52 weeks each, whereas fiscal year 2023 spanned 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
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
Income Taxes
The Company records certain deferred tax assets and liabilities in connection with the minimum tax on certain foreign earnings created by the TCJA.
Leases
The Company combines and accounts for lease and nonlease components as a single lease component for leases of corporate, data center and retail facilities.
Apple Inc. | 2024 Form 10-K | 34

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
The Company has identified the performance obligations regularly included in arrangements involving the sale of iPhone, Mac and iPad. The first material performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second material performance obligation is the right to receive certain product-related bundled services, which include iCloud®, Siri® and Maps. The Company allocates revenue and any related discounts to all of its performance obligations based on their relative SSPs. Because the Company lacks observable prices for product-related bundled services, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the delivered hardware and bundled software is recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to product-related bundled services is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
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
Net sales disaggregated by significant products and services for 2024, 2023 and 2022 were as follows (in millions):

	2024	2023	2022
iPhone	$201,183	$200,583	$205,489
Mac	29,984	29,357	40,177
iPad	26,694	28,300	29,292
Wearables, Home and Accessories	37,005	39,845	41,241
Services (1)	96,169	85,200	78,129
Total net sales	$391,035	$383,285	$394,328
(1)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
Total net sales include $7.7 billion of revenue recognized in 2024 that was included in deferred revenue as of September 30, 2023, $8.2 billion of revenue recognized in 2023 that was included in deferred revenue as of September 24, 2022, and $7.5 billion of revenue recognized in 2022 that was included in deferred revenue as of September 25, 2021.
Apple Inc. | 2024 Form 10-K | 35

The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 13, “Segment Information and Geographic Data” for 2024, 2023 and 2022, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of September 28, 2024 and September 30, 2023, the Company had total deferred revenue of $12.8 billion and $12.1 billion, respectively. As of September 28, 2024, the Company expects 64% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 9% within two-to-three years and 2% in greater than three years.
Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2024, 2023 and 2022 (net income in millions and shares in thousands):

	2024	2023	2022
Numerator:
Net income	$93,736	$96,995	$99,803

Denominator:
Weighted-average basic shares outstanding	15,343,783	15,744,231	16,215,963
Effect of dilutive share-based awards	64,312	68,316	109,856
Weighted-average diluted shares	15,408,095	15,812,547	16,325,819

Basic earnings per share	$6.11	$6.16	$6.15
Diluted earnings per share	$6.08	$6.13	$6.11
Approximately 24 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for 2023 because their effect would have been antidilutive.
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 28, 2024 and September 30, 2023 (in millions):

	2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$27,199	$—	$—	$27,199	$27,199	$—	$—
Level 1:
Money market funds	778	—	—	778	778	—	—
Mutual funds	515	105	(3)	617	—	617	—
Subtotal	1,293	105	(3)	1,395	778	617	—
Level 2 (1):
U.S. Treasury securities	16,150	45	(516)	15,679	212	4,087	11,380
U.S. agency securities	5,431	—	(272)	5,159	155	703	4,301
Non-U.S. government securities	17,959	93	(484)	17,568	1,158	10,810	5,600
Certificates of deposit and time deposits	873	—	—	873	387	478	8
Commercial paper	1,066	—	—	1,066	28	1,038	—
Corporate debt securities	65,622	270	(1,953)	63,939	26	16,027	47,886
Municipal securities	412	—	(7)	405	—	190	215
Mortgage- and asset-backed securities	24,595	175	(1,403)	23,367	—	1,278	22,089
Subtotal	132,108	583	(4,635)	128,056	1,966	34,611	91,479
Total (2)(3)	$160,600	$688	$(4,638)	$156,650	$29,943	$35,228	$91,479
Apple Inc. | 2024 Form 10-K | 36

	2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,359	$—	$—	$28,359	$28,359	$—	$—
Level 1:
Money market funds	481	—	—	481	481	—	—
Mutual funds and equity securities	442	12	(26)	428	—	428	—
Subtotal	923	12	(26)	909	481	428	—
Level 2 (1):
U.S. Treasury securities	19,406	—	(1,292)	18,114	35	5,468	12,611
U.S. agency securities	5,736	—	(600)	5,136	36	271	4,829
Non-U.S. government securities	17,533	6	(1,048)	16,491	—	11,332	5,159
Certificates of deposit and time deposits	1,354	—	—	1,354	1,034	320	—
Commercial paper	608	—	—	608	—	608	—
Corporate debt securities	76,840	6	(5,956)	70,890	20	12,627	58,243
Municipal securities	628	—	(26)	602	—	192	410
Mortgage- and asset-backed securities	22,365	6	(2,735)	19,636	—	344	19,292
Subtotal	144,470	18	(11,657)	132,831	1,125	31,162	100,544
Total (3)	$173,752	$30	$(11,683)	$162,099	$29,965	$31,590	$100,544
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of September 28, 2024, cash and cash equivalents included $2.6 billion held in escrow and restricted from general use. These restricted cash and cash equivalents were designated to settle the Company’s obligation related to the State Aid Decision (refer to Note 7, “Income Taxes”).
(3)As of September 28, 2024 and September 30, 2023, total marketable securities included $13.2 billion and $13.8 billion, respectively, held in escrow and restricted from general use. The September 28, 2024 restricted marketable securities were designated to settle the Company’s obligation related to the State Aid Decision (refer to Note 7, “Income Taxes”).
As of September 28, 2024, 86% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 10% between 5 and 10 years, and 4% greater than 10 years. As of September 28, 2024, 14% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 9% between 5 and 10 years, and 77% greater than 10 years.
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies marketable debt securities as either current or non-current based on each instrument’s underlying maturity.
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
Apple Inc. | 2024 Form 10-K | 37

To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of September 28, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 18 years.
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
The notional amounts of the Company’s outstanding derivative instruments as of September 28, 2024 and September 30, 2023 were as follows (in millions):

	2024	2023
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$64,069	$74,730
Interest rate contracts	$14,575	$19,375

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$91,493	$104,777
The carrying amounts of the Company’s hedged items in fair value hedges as of September 28, 2024 and September 30, 2023 were as follows (in millions):

	2024	2023
Hedged assets/(liabilities):
Current and non-current marketable securities	$—	$14,433
Current and non-current term debt	$(13,505)	$(18,247)
Accounts Receivable
Trade Receivables
The Company’s third-party cellular network carriers accounted for 38% and 41% of total trade receivables as of September 28, 2024 and September 30, 2023, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of September 28, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 44% and 23%. As of September 30, 2023, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 48% and 23%.
Apple Inc. | 2024 Form 10-K | 38

Note 5 – Property, Plant and Equipment
The following table shows the Company’s gross property, plant and equipment by major asset class and accumulated depreciation as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Land and buildings	$24,690	$23,446
Machinery, equipment and internal-use software	80,205	78,314
Leasehold improvements	14,233	12,839
Gross property, plant and equipment	119,128	114,599
Accumulated depreciation	(73,448)	(70,884)
Total property, plant and equipment, net	$45,680	$43,715
Depreciation expense on property, plant and equipment was $8.2 billion, $8.5 billion and $8.7 billion during 2024, 2023 and 2022, respectively.
Note 6 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 28, 2024 and September 30, 2023 (in millions):
Other Non-Current Assets

	2024	2023
Deferred tax assets	$19,499	$17,852
Other non-current assets	55,335	46,906
Total other non-current assets	$74,834	$64,758
Other Current Liabilities

	2024	2023
Income taxes payable	$26,601	$8,819
Other current liabilities	51,703	50,010
Total other current liabilities	$78,304	$58,829
Other Non-Current Liabilities

	2024	2023
Income taxes payable	$9,254	$15,457
Other non-current liabilities	36,634	34,391
Total other non-current liabilities	$45,888	$49,848
Note 7 – Income Taxes
European Commission State Aid Decision
On August 30, 2016, the Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (the “State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward. The recovery amount was calculated to be €13.1 billion, plus interest of €1.2 billion.
From time to time, the Company requested approval from the Irish Minister for Finance to reduce the recovery amount for certain taxes paid to other countries. As of September 28, 2024, the adjusted recovery amount of €12.7 billion plus interest of €1.2 billion was held in escrow and restricted from general use. The total balance of the escrow, including net unrealized investment gains, was €14.2 billion or $15.8 billion as of September 28, 2024, of which $2.6 billion was classified as cash and cash equivalents and $13.2 billion was classified as current marketable securities in the Consolidated Balance Sheet. Refer to the Cash, Cash Equivalents and Marketable Securities section of Note 4, “Financial Instruments” for more information.
Apple Inc. | 2024 Form 10-K | 39

The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (the “General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the Commission appealed the General Court’s decision to the European Court of Justice (the “ECJ”) and a hearing was held on May 23, 2023. On September 10, 2024, the ECJ announced that it had set aside the 2020 judgment of the General Court and confirmed the Commission’s 2016 State Aid Decision. As a result, during the fourth quarter of 2024 the Company recorded a one-time income tax charge of $10.2 billion, net, which represents $15.8 billion payable to Ireland via release of the escrow, partially offset by a U.S. foreign tax credit of $4.8 billion and a decrease in unrecognized tax benefits of $823 million.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2024, 2023 and 2022, consisted of the following (in millions):

	2024	2023	2022
Federal:
Current	$5,571	$9,445	$7,890
Deferred	(3,080)	(3,644)	(2,265)
Total	2,491	5,801	5,625
State:
Current	1,726	1,570	1,519
Deferred	(298)	(49)	84
Total	1,428	1,521	1,603
Foreign:
Current	25,483	8,750	8,996
Deferred	347	669	3,076
Total	25,830	9,419	12,072
Provision for income taxes	$29,749	$16,741	$19,300
Foreign pretax earnings were $77.3 billion, $72.9 billion and $71.3 billion in 2024, 2023 and 2022, respectively.
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (21% in 2024, 2023 and 2022) to income before provision for income taxes for 2024, 2023 and 2022, is as follows (dollars in millions):

	2024	2023	2022
Computed expected tax	$25,932	$23,885	$25,012
State taxes, net of federal effect	1,162	1,124	1,518
Impact of the State Aid Decision	10,246	—	—
Earnings of foreign subsidiaries	(5,311)	(5,744)	(4,366)
Research and development credit, net	(1,397)	(1,212)	(1,153)
Excess tax benefits from equity awards	(893)	(1,120)	(1,871)
Other	10	(192)	160
Provision for income taxes	$29,749	$16,741	$19,300
Effective tax rate	24.1%	14.7%	16.2%
Apple Inc. | 2024 Form 10-K | 40

Deferred Tax Assets and Liabilities
As of September 28, 2024 and September 30, 2023, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2024	2023
Deferred tax assets:
Capitalized research and development	$10,739	$6,294
Tax credit carryforwards	8,856	8,302
Accrued liabilities and other reserves	6,114	6,365
Deferred revenue	3,413	4,571
Lease liabilities	2,410	2,421
Unrealized losses	1,173	2,447
Other	2,168	2,343
Total deferred tax assets	34,873	32,743
Less: Valuation allowance	(8,866)	(8,374)
Total deferred tax assets, net	26,007	24,369
Deferred tax liabilities:
Depreciation	2,551	1,998
Right-of-use assets	2,125	2,179
Minimum tax on foreign earnings	1,674	1,940
Unrealized gains	—	511
Other	455	490
Total deferred tax liabilities	6,805	7,118
Net deferred tax assets	$19,202	$17,251
As of September 28, 2024, the Company had $5.1 billion in foreign tax credit carryforwards in Ireland and $3.6 billion in California R&D credit carryforwards, both of which can be carried forward indefinitely. A valuation allowance has been recorded for the credit carryforwards and a portion of other temporary differences.
Uncertain Tax Positions
As of September 28, 2024, the total amount of gross unrecognized tax benefits was $22.0 billion, of which $10.8 billion, if recognized, would impact the Company’s effective tax rate. As of September 30, 2023, the total amount of gross unrecognized tax benefits was $19.5 billion, of which $9.5 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2024, 2023 and 2022, is as follows (in millions):

	2024	2023	2022
Beginning balances	$19,454	$16,758	$15,477
Increases related to tax positions taken during a prior year	1,727	2,044	2,284
Decreases related to tax positions taken during a prior year	(386)	(1,463)	(1,982)
Increases related to tax positions taken during the current year	2,542	2,628	1,936
Decreases related to settlements with taxing authorities	(1,070)	(19)	(28)
Decreases related to expiration of the statute of limitations	(229)	(494)	(929)
Ending balances	$22,038	$19,454	$16,758
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2017 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination. Although the timing of resolution or closure of examinations is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease between approximately $5 billion and $13 billion in the next 12 months, primarily related to intercompany transfer pricing and deemed repatriation tax.
Apple Inc. | 2024 Form 10-K | 41

Note 8 – Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. These leases typically have original terms not exceeding 10 years and generally contain multiyear renewal options, some of which are reasonably certain of exercise.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $2.0 billion for both 2024 and 2023 and $1.9 billion for 2022. Lease costs associated with variable payments on the Company’s leases were $13.8 billion, $13.9 billion and $14.9 billion for 2024, 2023 and 2022, respectively.
The Company made fixed cash payments related to operating leases of $1.9 billion in both 2024 and 2023 and $1.8 billion in 2022. Noncash activities involving right-of-use (“ROU”) assets obtained in exchange for lease liabilities were $1.0 billion, $2.1 billion and $2.8 billion for 2024, 2023 and 2022, respectively.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 28, 2024 and September 30, 2023 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2024	2023
Right-of-use assets:
Operating leases	Other non-current assets	$10,234	$10,661
Finance leases	Property, plant and equipment, net	1,069	1,015
Total right-of-use assets		$11,303	$11,676

Lease liabilities:
Operating leases	Other current liabilities	$1,488	$1,410
	Other non-current liabilities	10,046	10,408
Finance leases	Other current liabilities	144	165
	Other non-current liabilities	752	859
Total lease liabilities		$12,430	$12,842
Lease liability maturities as of September 28, 2024, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025	$1,820	$171	$1,991
2026	1,914	131	2,045
2027	1,674	59	1,733
2028	1,360	38	1,398
2029	1,187	36	1,223
Thereafter	5,563	837	6,400
Total undiscounted liabilities	13,518	1,272	14,790
Less: Imputed interest	(1,984)	(376)	(2,360)
Total lease liabilities	$11,534	$896	$12,430
The weighted-average remaining lease term related to the Company’s lease liabilities as of September 28, 2024 and September 30, 2023 was 10.3 years and 10.6 years, respectively. The discount rate related to the Company’s lease liabilities as of September 28, 2024 and September 30, 2023 was 3.1% and 3.0%, respectively. The discount rates related to the Company’s lease liabilities are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of September 28, 2024, the Company had $849 million of fixed payment obligations under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases will commence between 2025 and 2026, with lease terms ranging from less than 1 year to 21 years.
Apple Inc. | 2024 Form 10-K | 42

Note 9 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 28, 2024 and September 30, 2023, the Company had $10.0 billion and $6.0 billion of commercial paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s commercial paper was 5.00% and 5.28% as of September 28, 2024 and September 30, 2023, respectively. The following table provides a summary of cash flows associated with the issuance and maturities of commercial paper for 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$3,960	$(1,333)	$5,264

Maturities greater than 90 days:
Proceeds from commercial paper	—	—	5,948
Repayments of commercial paper	—	(2,645)	(7,257)
Proceeds from/(Repayments of) commercial paper, net	—	(2,645)	(1,309)

Total proceeds from/(repayments of) commercial paper, net	$3,960	$(3,978)	$3,955
Term Debt
The Company has outstanding Notes, which are senior unsecured obligations with interest payable in arrears. The following table provides a summary of the Company’s term debt as of September 28, 2024 and September 30, 2023:

	Maturities (calendar year)	2024		2023
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2023 debt issuances:
Fixed-rate 0.000% – 4.850% notes	2024 – 2062	$97,341	0.03% – 6.65%	$106,572	0.03% – 6.72%
Total term debt principal		97,341		106,572

Unamortized premium/(discount) and issuance costs, net		(321)		(356)
Hedge accounting fair value adjustments		(358)		(1,113)
Total term debt		96,662		105,103
Less: Current portion of term debt		(10,912)		(9,822)
Total non-current portion of term debt		$85,750		$95,281
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
The future principal payments for the Company’s Notes as of September 28, 2024, are as follows (in millions):

2025	$10,930
2026	12,342
2027	9,936
2028	7,800
2029	5,153
Thereafter	51,180
Total term debt principal	$97,341
Apple Inc. | 2024 Form 10-K | 43

As of September 28, 2024 and September 30, 2023, the fair value of the Company’s Notes, based on Level 2 inputs, was $88.4 billion and $90.8 billion, respectively.
Note 10 – Shareholders’ Equity
Share Repurchase Program
During 2024, the Company repurchased 499 million shares of its common stock for $95.0 billion. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Shares of Common Stock
The following table shows the changes in shares of common stock for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Common stock outstanding, beginning balances	15,550,061	15,943,425	16,426,786
Common stock repurchased	(499,372)	(471,419)	(568,589)
Common stock issued, net of shares withheld for employee taxes	66,097	78,055	85,228
Common stock outstanding, ending balances	15,116,786	15,550,061	15,943,425
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
2014 Employee Stock Plan
The Apple Inc. 2014 Employee Stock Plan, as amended and restated (the “2014 Plan”), is a shareholder-approved plan that provided for broad-based equity grants to employees, including executive officers. The 2014 Plan permitted the granting of the same types of equity awards with substantially the same terms as the 2022 Plan. The 2014 Plan also permitted the granting of cash bonus awards. In the third quarter of 2022, the Company terminated the authority to grant new awards under the 2014 Plan.
Apple Inc. | 2024 Form 10-K | 44

Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2024, 2023 and 2022, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU	Aggregate Fair Value (in millions)
Balance as of September 25, 2021	240,427	$75.16
RSUs granted	91,674	$150.70
RSUs vested	(115,861)	$72.12
RSUs canceled	(14,739)	$99.77
Balance as of September 24, 2022	201,501	$109.48
RSUs granted	88,768	$150.87
RSUs vested	(101,878)	$97.31
RSUs canceled	(8,144)	$127.98
Balance as of September 30, 2023	180,247	$135.91
RSUs granted	80,456	$173.78
RSUs vested	(87,633)	$127.59
RSUs canceled	(9,744)	$140.80
Balance as of September 28, 2024	163,326	$158.73	$37,204
The fair value as of the respective vesting dates of RSUs was $15.8 billion, $15.9 billion and $18.2 billion for 2024, 2023 and 2022, respectively. The majority of RSUs that vested in 2024, 2023 and 2022 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The total shares withheld were approximately 31 million, 37 million and 41 million for 2024, 2023 and 2022, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to taxing authorities for employees’ tax obligations were $5.6 billion in both 2024 and 2023 and $6.4 billion in 2022.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Share-based compensation expense	$11,688	$10,833	$9,038
Income tax benefit related to share-based compensation expense	$(3,350)	$(3,421)	$(4,002)
As of September 28, 2024, the total unrecognized compensation cost related to outstanding RSUs was $19.4 billion, which the Company expects to recognize over a weighted-average period of 2.4 years.
Note 12 – Commitments, Contingencies and Supply Concentrations
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed intellectual property and content, and distribution rights. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of September 28, 2024, are as follows (in millions):

2025	$3,206
2026	2,440
2027	1,156
2028	3,121
2029	633
Thereafter	670
Total	$11,226
Apple Inc. | 2024 Form 10-K | 45

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
Apple Inc. | 2024 Form 10-K | 46

The following table shows information by reportable segment for 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Americas:
Net sales	$167,045	$162,560	$169,658
Operating income	$67,656	$60,508	$62,683

Europe:
Net sales	$101,328	$94,294	$95,118
Operating income	$41,790	$36,098	$35,233

Greater China:
Net sales	$66,952	$72,559	$74,200
Operating income	$27,082	$30,328	$31,153

Japan:
Net sales	$25,052	$24,257	$25,977
Operating income	$12,454	$11,888	$12,257

Rest of Asia Pacific:
Net sales	$30,658	$29,615	$29,375
Operating income	$13,062	$12,066	$11,569
A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for 2024, 2023 and 2022 is as follows (in millions):

	2024	2023	2022
Segment operating income	$162,044	$150,888	$152,895
Research and development expense	(31,370)	(29,915)	(26,251)
Other corporate expenses, net (1)	(7,458)	(6,672)	(7,207)
Total operating income	$123,216	$114,301	$119,437
(1)Includes general and administrative compensation costs, various nonrecurring charges, and other separately managed costs.
The following tables show net sales for 2024, 2023 and 2022 and long-lived assets as of September 28, 2024 and September 30, 2023 for countries that individually accounted for 10% or more of the respective totals, as well as aggregate amounts for the remaining countries (in millions):

	2024	2023	2022
Net sales:
U.S.	$142,196	$138,573	$147,859
China (1)	66,952	72,559	74,200
Other countries	181,887	172,153	172,269
Total net sales	$391,035	$383,285	$394,328

	2024	2023
Long-lived assets:
U.S.	$35,664	$33,276
China (1)	4,797	5,778
Other countries	5,219	4,661
Total long-lived assets	$45,680	$43,715
(1)China includes Hong Kong and Taiwan.
Apple Inc. | 2024 Form 10-K | 47

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. (the “Company”) as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with U.S. generally accepted accounting principles (“GAAP”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 1, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. As of September 28, 2024, the total amount of gross unrecognized tax benefits was $22.0 billion, of which $10.8 billion, if recognized, would impact the Company’s effective tax rate. In accounting for some of the uncertain tax positions, the Company uses significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

Apple Inc. | 2024 Form 10-K | 48

How We Addressed the Matter in Our Audit
We tested controls relating to the evaluation of uncertain tax positions, including controls over management’s assessment as to whether tax positions are more likely than not to be sustained, management’s process to measure the benefit of its tax positions that qualify for recognition, and the related disclosures.
We evaluated the Company’s assessment of which tax positions are more likely than not to be sustained and the related measurement of the amount of tax benefit that qualifies for recognition. Our audit procedures included, among others, reading and evaluating management’s assumptions and analysis, and, as applicable, the Company’s communications with taxing authorities, that detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter resources in assessing the technical merits of certain of the Company’s tax positions based on our knowledge of relevant tax laws and experience with related taxing authorities. For a certain tax position, we also received an external legal counsel confirmation letter and discussed the matter with external advisors and the Company’s tax personnel. In addition, we evaluated the Company’s disclosure in relation to these matters included in Note 7 to the financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.

San Jose, California
November 1, 2024
Apple Inc. | 2024 Form 10-K | 49

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and our report dated November 1, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 1, 2024
Apple Inc. | 2024 Form 10-K | 50

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 28, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 28, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | 2024 Form 10-K | 51

Item 9B.    Other Information
Insider Trading Arrangements
On August 27, 2024, Deirdre O’Brien, the Company’s Senior Vice President, Retail, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of shares vesting between April 1, 2025 and October 1, 2026, pursuant to certain equity awards granted to Ms. O’Brien, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Ms. O’Brien’s plan will expire on December 31, 2026, subject to early termination in accordance with the terms of the plan.
On August 29, 2024, Jeff Williams, the Company’s Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 100,000 shares of common stock, as well as shares vesting between April 1, 2025 and October 1, 2025, pursuant to certain equity awards granted to Mr. Williams, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Williams’ plan will expire on December 15, 2025, subject to early termination in accordance with the terms of the plan.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after September 28, 2024, in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders (the “2025 Proxy Statement”), and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Apple Inc. | 2024 Form 10-K | 52

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
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of August 20, 2024.	8-K	3.2	8/23/24
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
Apple Inc. | 2024 Form 10-K | 53

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.18	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.19	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.20	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.21	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.22	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.23	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.24	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
4.25	Officer’s Certificate of the Registrant, dated as of August 5, 2021, including forms of global notes representing the 1.400% Notes due 2028, 1.700% Notes due 2031, 2.700% Notes due 2051 and 2.850% Notes due 2061.	8-K	4.1	8/5/21
4.26	Indenture, dated as of October 28, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	10/29/21
4.27	Officer’s Certificate of the Registrant, dated as of August 8, 2022, including forms of global notes representing the 3.250% Notes due 2029, 3.350% Notes due 2032, 3.950% Notes due 2052 and 4.100% Notes due 2062.	8-K	4.1	8/8/22
Apple Inc. | 2024 Form 10-K | 54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.28	Officer’s Certificate of the Registrant, dated as of May 10, 2023, including forms of global notes representing the 4.421% Notes due 2026, 4.000% Notes due 2028, 4.150% Notes due 2030, 4.300% Notes due 2033 and 4.850% Notes due 2053.	8-K	4.1	5/10/23
4.29*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Apple Inc. Employee Stock Purchase Plan, as amended and restated as of March 10, 2015.	8-K	10.1	3/13/15
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended November 9, 2021.	10-Q	10.1	12/25/21
10.4*	Apple Inc. 2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.5*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 26, 2017.	10-K	10.20	9/30/17
10.6*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan effective as of February 13, 2018.	10-Q	10.2	3/31/18
10.7*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 21, 2018.	10-K	10.17	9/29/18
10.8*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 29, 2019.	10-K	10.15	9/28/19
10.9*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.16	9/26/20
10.10*	Form of Performance Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.17	9/26/20
10.11*	Form of CEO Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.1	12/26/20
10.12*	Form of CEO Performance Award Agreement under 2014 Employee Stock Plan effective as of September 27, 2020.	10-Q	10.2	12/26/20
10.13*	Apple Inc. 2022 Employee Stock Plan.	8-K	10.1	3/4/22
10.14*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.2	3/4/22
10.15*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.3	3/4/22
10.16*	Apple Inc. Executive Cash Incentive Plan.	8-K	10.1	8/19/22
10.17*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.1	12/31/22
10.18*	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.2	12/31/22
10.19*, **	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.
10.20*, **	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.
10.21*, **	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.
10.22*, **	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.
19.1**	Insider Trading Policy
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
97.1*, **	Rule 10D-1 Recovery Policy
Apple Inc. | 2024 Form 10-K | 55

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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
Apple Inc. | 2024 Form 10-K | 56

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2024	Apple Inc.

	By:	/s/ Luca Maestri
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	November 1, 2024
TIMOTHY D. COOK

/s/ Luca Maestri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 1, 2024
LUCA MAESTRI

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	November 1, 2024
CHRIS KONDO

/s/ Wanda Austin	Director	November 1, 2024
WANDA AUSTIN

/s/ Alex Gorsky	Director	November 1, 2024
ALEX GORSKY

/s/ Andrea Jung	Director	November 1, 2024
ANDREA JUNG

/s/ Arthur D. Levinson	Director and Chair of the Board	November 1, 2024
ARTHUR D. LEVINSON

/s/ Monica Lozano	Director	November 1, 2024
MONICA LOZANO

/s/ Ronald D. Sugar	Director	November 1, 2024
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	November 1, 2024
SUSAN L. WAGNER
Apple Inc. | 2024 Form 10-K | 57