Form 10-Q
period 2024-12-28
Apple Inc.
filed 2025-01-31
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
or
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
Yes  ☐     No  ☒
15,022,073,000 shares of common stock were issued and outstanding as of January 17, 2025.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 28, 2024

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales:
Products	$97,960	$96,458
Services	26,340	23,117
Total net sales	124,300	119,575

Cost of sales:
Products	59,447	58,440
Services	6,578	6,280
Total cost of sales	66,025	64,720
Gross margin	58,275	54,855

Operating expenses:
Research and development	8,268	7,696
Selling, general and administrative	7,175	6,786
Total operating expenses	15,443	14,482

Operating income	42,832	40,373
Other income/(expense), net	(248)	(50)
Income before provision for income taxes	42,584	40,323
Provision for income taxes	6,254	6,407
Net income	$36,330	$33,916

Earnings per share:
Basic	$2.41	$2.19
Diluted	$2.40	$2.18

Shares used in computing earnings per share:
Basic	15,081,724	15,509,763
Diluted	15,150,865	15,576,641
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2025 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net income	$36,330	$33,916
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(625)	308

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	1,651	(531)
Adjustment for net (gains)/losses realized and included in net income	784	(823)
Total change in unrealized gains/losses on derivative instruments	2,435	(1,354)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(1,647)	3,045
Adjustment for net (gains)/losses realized and included in net income	220	75
Total change in unrealized gains/losses on marketable debt securities	(1,427)	3,120

Total other comprehensive income	383	2,074
Total comprehensive income	$36,713	$35,990
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2025 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 28, 2024	September 28, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$30,299	$29,943
Marketable securities	23,476	35,228
Accounts receivable, net	29,639	33,410
Vendor non-trade receivables	29,667	32,833
Inventories	6,911	7,286
Other current assets	13,248	14,287
Total current assets	133,240	152,987

Non-current assets:
Marketable securities	87,593	91,479
Property, plant and equipment, net	46,069	45,680
Other non-current assets	77,183	74,834
Total non-current assets	210,845	211,993
Total assets	$344,085	$364,980

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$61,910	$68,960
Other current liabilities	61,151	78,304
Deferred revenue	8,461	8,249
Commercial paper	1,995	9,967
Term debt	10,848	10,912
Total current liabilities	144,365	176,392

Non-current liabilities:
Term debt	83,956	85,750
Other non-current liabilities	49,006	45,888
Total non-current liabilities	132,962	131,638
Total liabilities	277,327	308,030

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 15,040,731 and 15,116,786 shares issued and outstanding, respectively	84,768	83,276
Accumulated deficit	(11,221)	(19,154)
Accumulated other comprehensive loss	(6,789)	(7,172)
Total shareholders’ equity	66,758	56,950
Total liabilities and shareholders’ equity	$344,085	$364,980
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2025 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended
	December 28, 2024	December 30, 2023
Total shareholders’ equity, beginning balances	$56,950	$62,146

Common stock and additional paid-in capital:
Beginning balances	83,276	73,812
Common stock withheld related to net share settlement of equity awards	(1,891)	(1,660)
Share-based compensation	3,383	3,084
Ending balances	84,768	75,236

Retained earnings/(Accumulated deficit):
Beginning balances	(19,154)	(214)
Net income	36,330	33,916
Dividends and dividend equivalents declared	(3,819)	(3,774)
Common stock withheld related to net share settlement of equity awards	(1,102)	(1,018)
Common stock repurchased	(23,476)	(20,668)
Ending balances	(11,221)	8,242

Accumulated other comprehensive loss:
Beginning balances	(7,172)	(11,452)
Other comprehensive income	383	2,074
Ending balances	(6,789)	(9,378)

Total shareholders’ equity, ending balances	$66,758	$74,100

Dividends and dividend equivalents declared per share or RSU	$0.25	$0.24
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2025 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$29,943	$30,737

Operating activities:
Net income	36,330	33,916
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	3,080	2,848
Share-based compensation expense	3,286	2,997
Other	(2,009)	(989)
Changes in operating assets and liabilities:
Accounts receivable, net	3,597	6,555
Vendor non-trade receivables	3,166	4,569
Inventories	215	(137)
Other current and non-current assets	939	(1,457)
Accounts payable	(6,671)	(4,542)
Other current and non-current liabilities	(11,998)	(3,865)
Cash generated by operating activities	29,935	39,895

Investing activities:
Purchases of marketable securities	(6,124)	(9,780)
Proceeds from maturities of marketable securities	15,967	13,046
Proceeds from sales of marketable securities	3,492	1,337
Payments for acquisition of property, plant and equipment	(2,940)	(2,392)
Other	(603)	(284)
Cash generated by investing activities	9,792	1,927

Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,921)	(2,591)
Payments for dividends and dividend equivalents	(3,856)	(3,825)
Repurchases of common stock	(23,606)	(20,139)
Repayments of term debt	(1,009)	—
Repayments of commercial paper, net	(7,944)	(3,984)
Other	(35)	(46)
Cash used in financing activities	(39,371)	(30,585)

Increase in cash, cash equivalents, and restricted cash and cash equivalents	356	11,237
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$30,299	$41,974

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$18,651	$7,255
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2025 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 28, 2024 (the “2024 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2025 and 2024 span 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Note 2 – Revenue
Net sales disaggregated by significant products and services for the three months ended December 28, 2024 and December 30, 2023 were as follows (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
iPhone®	$69,138	$69,702
Mac®	8,987	7,780
iPad®	8,088	7,023
Wearables, Home and Accessories	11,747	11,953
Services	26,340	23,117
Total net sales	$124,300	$119,575
Total net sales include $3.7 billion of revenue recognized in the three months ended December 28, 2024 that was included in deferred revenue as of September 28, 2024 and $3.5 billion of revenue recognized in the three months ended December 30, 2023 that was included in deferred revenue as of September 30, 2023.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three months ended December 28, 2024 and December 30, 2023, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of December 28, 2024 and September 28, 2024, the Company had total deferred revenue of $13.2 billion and $12.8 billion, respectively. As of December 28, 2024, the Company expects 64% of total deferred revenue to be realized in less than a year, 25% within one-to-two years, 9% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q1 2025 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 28, 2024 and December 30, 2023 (net income in millions and shares in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Numerator:
Net income	$36,330	$33,916

Denominator:
Weighted-average basic shares outstanding	15,081,724	15,509,763
Effect of dilutive share-based awards	69,141	66,878
Weighted-average diluted shares	15,150,865	15,576,641

Basic earnings per share	$2.41	$2.19
Diluted earnings per share	$2.40	$2.18
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 28, 2024 and September 28, 2024 (in millions):

	December 28, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$27,073	$—	$—	$27,073	$27,073	$—	$—
Level 1:
Money market funds	937	—	—	937	937	—	—
Mutual funds	597	109	(7)	699	—	699	—
Subtotal	1,534	109	(7)	1,636	937	699	—
Level 2 (1):
U.S. Treasury securities	15,516	5	(616)	14,905	903	2,718	11,284
U.S. agency securities	5,570	—	(303)	5,267	314	1,683	3,270
Non-U.S. government securities	8,596	22	(819)	7,799	50	2,524	5,225
Certificates of deposit and time deposits	1,147	—	(13)	1,134	874	247	13
Commercial paper	418	—	(19)	399	101	298	—
Corporate debt securities	61,566	96	(2,210)	59,452	47	14,451	44,954
Municipal securities	355	—	(7)	348	—	189	159
Mortgage- and asset-backed securities	25,313	29	(1,987)	23,355	—	667	22,688
Subtotal	118,481	152	(5,974)	112,659	2,289	22,777	87,593
Total (2)(3)	$147,088	$261	$(5,981)	$141,368	$30,299	$23,476	$87,593
Apple Inc. | Q1 2025 Form 10-Q | 7

	September 28, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$27,199	$—	$—	$27,199	$27,199	$—	$—
Level 1:
Money market funds	778	—	—	778	778	—	—
Mutual funds	515	105	(3)	617	—	617	—
Subtotal	1,293	105	(3)	1,395	778	617	—
Level 2 (1):
U.S. Treasury securities	16,150	45	(516)	15,679	212	4,087	11,380
U.S. agency securities	5,431	—	(272)	5,159	155	703	4,301
Non-U.S. government securities	17,959	93	(484)	17,568	1,158	10,810	5,600
Certificates of deposit and time deposits	873	—	—	873	387	478	8
Commercial paper	1,066	—	—	1,066	28	1,038	—
Corporate debt securities	65,622	270	(1,953)	63,939	26	16,027	47,886
Municipal securities	412	—	(7)	405	—	190	215
Mortgage- and asset-backed securities	24,595	175	(1,403)	23,367	—	1,278	22,089
Subtotal	132,108	583	(4,635)	128,056	1,966	34,611	91,479
Total (2)(3)	$160,600	$688	$(4,638)	$156,650	$29,943	$35,228	$91,479
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of December 28, 2024 and September 28, 2024, cash and cash equivalents included $126 million and $2.6 billion, respectively, held in escrow and restricted from general use. These restricted cash and cash equivalents are designated to settle the Company’s obligation related to the 2016 European Commission (the “Commission”) decision that Ireland granted state aid to the Company (the “State Aid Decision”), which was confirmed during the fourth quarter of 2024 by the European Court of Justice in a reversal of the 2020 judgment of the European General Court.
(3)As of December 28, 2024 and September 28, 2024, current marketable securities included $3.3 billion and $13.2 billion, respectively, held in escrow and restricted from general use. These restricted marketable securities are designated to settle the Company’s obligation related to the State Aid Decision.
As of December 28, 2024, 85% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 11% between 5 and 10 years, and 4% greater than 10 years. As of December 28, 2024, 13% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 10% between 5 and 10 years, and 77% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of December 28, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 18 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | Q1 2025 Form 10-Q | 8

Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of December 28, 2024 and September 28, 2024 were as follows (in millions):

	December 28, 2024	September 28, 2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$47,466	$64,069
Interest rate contracts	$14,575	$14,575

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$96,150	$91,493
As of December 28, 2024 and September 28, 2024, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $13.3 billion and $13.5 billion, respectively.
Accounts Receivable
Trade Receivables
As of December 28, 2024, the Company had two customers that individually represented 10% or more of total trade receivables, which accounted for 18% and 11%. The Company’s third-party cellular network carriers accounted for 33% and 38% of total trade receivables as of December 28, 2024 and September 28, 2024, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of December 28, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 43% and 24%. As of September 28, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 44% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of December 28, 2024 and September 28, 2024 (in millions):
Inventories

	December 28, 2024	September 28, 2024
Components	$2,792	$3,627
Finished goods	4,119	3,659
Total inventories	$6,911	$7,286
Property, Plant and Equipment, Net

	December 28, 2024	September 28, 2024
Gross property, plant and equipment	$120,615	$119,128
Accumulated depreciation	(74,546)	(73,448)
Total property, plant and equipment, net	$46,069	$45,680
Apple Inc. | Q1 2025 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 28, 2024 and September 28, 2024, the Company had $2.0 billion and $10.0 billion of commercial paper outstanding, respectively.
Term Debt
As of December 28, 2024 and September 28, 2024, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $94.8 billion and $96.7 billion, respectively (collectively the “Notes”). As of December 28, 2024 and September 28, 2024, the fair value of the Company’s Notes, based on Level 2 inputs, was $82.7 billion and $88.4 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the three months ended December 28, 2024, the Company repurchased 100 million shares of its common stock for $23.3 billion. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the three months ended December 28, 2024 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 28, 2024	163,326	$158.73
RSUs granted	61,391	$228.04
RSUs vested	(35,683)	$147.36
RSUs canceled	(2,278)	$174.77
Balance as of December 28, 2024	186,756	$183.49
The total vesting-date fair value of RSUs was $8.4 billion and $7.7 billion for the three months ended December 28, 2024 and December 30, 2023, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Share-based compensation expense	$3,286	$2,997
Income tax benefit related to share-based compensation expense	$(1,332)	$(1,235)
As of December 28, 2024, the total unrecognized compensation cost related to outstanding RSUs was $29.2 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.
Apple Inc. | Q1 2025 Form 10-Q | 10

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
Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Americas:
Net sales	$52,648	$50,430
Operating income	$21,509	$20,357

Europe:
Net sales	$33,861	$30,397
Operating income	$14,607	$12,711

Greater China:
Net sales	$18,513	$20,819
Operating income	$8,160	$8,622

Japan:
Net sales	$8,987	$7,767
Operating income	$4,314	$3,819

Rest of Asia Pacific:
Net sales	$10,291	$10,162
Operating income	$4,584	$4,579
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three months ended December 28, 2024 and December 30, 2023 is as follows (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Segment operating income	$53,174	$50,088
Research and development expense	(8,268)	(7,696)
Other corporate expenses, net	(2,074)	(2,019)
Total operating income	$42,832	$40,373
Apple Inc. | Q1 2025 Form 10-Q | 11

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
The following discussion should be read in conjunction with the 2024 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
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
During the first quarter of 2025, the Company announced the following product updates:
•MacBook Pro®
•Mac mini®
•iMac®
•iPad mini®
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | Q1 2025 Form 10-Q | 12

Segment Operating Performance
The following table shows net sales by reportable segment for the three months ended December 28, 2024 and December 30, 2023 (dollars in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
Americas	$52,648	$50,430	4%
Europe	33,861	30,397	11%
Greater China	18,513	20,819	(11)%
Japan	8,987	7,767	16%
Rest of Asia Pacific	10,291	10,162	1%
Total net sales	$124,300	$119,575	4%
Americas
Americas net sales increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher net sales of Services and iPhone. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on Americas net sales during the first quarter of 2025.
Europe
Europe net sales increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher net sales of Services and iPhone. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Europe net sales during the first quarter of 2025.
Greater China
Greater China net sales decreased during the first quarter of 2025 compared to the same quarter in 2024 due to lower net sales of iPhone. The strength in the renminbi relative to the U.S. dollar had a favorable year-over-year impact on Greater China net sales during the first quarter of 2025.
Japan
Japan net sales increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher net sales of iPhone and Services.
Rest of Asia Pacific
Rest of Asia Pacific net sales were relatively flat during the first quarter of 2025 compared to the same quarter in 2024.
Apple Inc. | Q1 2025 Form 10-Q | 13

Products and Services Performance
The following table shows net sales by category for the three months ended December 28, 2024 and December 30, 2023 (dollars in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023	Change
iPhone	$69,138	$69,702	(1)%
Mac	8,987	7,780	16%
iPad	8,088	7,023	15%
Wearables, Home and Accessories	11,747	11,953	(2)%
Services	26,340	23,117	14%
Total net sales	$124,300	$119,575	4%
iPhone
iPhone net sales were relatively flat during the first quarter of 2025 compared to the same quarter in 2024.
Mac
Mac net sales increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher net sales of laptops.
iPad
iPad net sales increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher net sales of iPad Air®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to lower net sales of Wearables.
Services
Services net sales increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q1 2025 Form 10-Q | 14

Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 28, 2024 and December 30, 2023 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Gross margin:
Products	$38,513	$38,018
Services	19,762	16,837
Total gross margin	$58,275	$54,855

Gross margin percentage:
Products	39.3%	39.4%
Services	75.0%	72.8%
Total gross margin percentage	46.9%	45.9%
Products Gross Margin
Products gross margin and Products gross margin percentage were relatively flat during the first quarter of 2025 compared to the same quarter in 2024.
Services Gross Margin
Services gross margin increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to higher Services net sales and a different Services mix.
Services gross margin percentage increased during the first quarter of 2025 compared to the same quarter in 2024 due primarily to a different Services mix, partially offset by higher Services costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for the three months ended December 28, 2024 and December 30, 2023 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Research and development	$8,268	$7,696
Percentage of total net sales	7%	6%
Selling, general and administrative	$7,175	$6,786
Percentage of total net sales	6%	6%
Total operating expenses	$15,443	$14,482
Percentage of total net sales	12%	12%
Research and Development
The growth in research and development expense during the first quarter of 2025 compared to the same quarter in 2024 was driven primarily by increases in headcount-related expenses and infrastructure-related costs.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2025 compared to the same quarter in 2024 was driven primarily by higher variable selling expenses and increases in headcount-related expenses.
Apple Inc. | Q1 2025 Form 10-Q | 15

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 28, 2024 and December 30, 2023 were as follows (dollars in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Provision for income taxes	$6,254	$6,407
Effective tax rate	14.7%	15.9%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2025 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, tax benefits from share-based compensation, the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024, and the tax impact from foreign currency revaluations related to the State Aid Decision.
The Company’s effective tax rate for the first quarter of 2025 was lower compared to the same quarter in 2024 due primarily to the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024 and the tax impact from foreign currency revaluations related to the State Aid Decision, partially offset by a higher effective tax rate on foreign earnings.
Liquidity and Capital Resources
The Company believes its balances of unrestricted cash, cash equivalents and marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2024 Form 10-K, except for commercial paper, manufacturing purchase obligations and the State Aid Decision tax payable.
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. As of December 28, 2024, the Company had $2.0 billion of commercial paper outstanding, which was payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 28, 2024, the Company had manufacturing purchase obligations of $39.8 billion, which were payable within 12 months.
State Aid Decision Tax Payable
During the first quarter of 2025, the Company paid €11.0 billion or $11.9 billion to Ireland in connection with the State Aid Decision. As of December 28, 2024, the Company had a remaining obligation to pay €3.3 billion or $3.4 billion, which was expected to be paid within 12 months. The funds necessary to settle the remaining obligation were held in escrow as of December 28, 2024, and restricted from general use.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program. The program does not obligate the Company to acquire a minimum amount of shares. As of December 28, 2024, the Company’s quarterly cash dividend was $0.25 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the first quarter of 2025, the Company repurchased $23.3 billion of its common stock and paid dividends and dividend equivalents of $3.9 billion.
Apple Inc. | Q1 2025 Form 10-Q | 16

Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its fourth quarter of 2028 using a prospective transition method.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026 using a prospective transition method.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 28, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Apple Inc. | Q1 2025 Form 10-Q | 17

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the first quarter of 2025 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Apple Inc. | Q1 2025 Form 10-Q | 18

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K.
The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.
The Company’s global operations are subject to complex and changing laws and regulations on subjects including antitrust; privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; financial services and technology; product liability; intellectual property ownership and infringement; digital platforms; machine learning and artificial intelligence; internet, telecommunications and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; national security; tax; and environmental, health and safety, including electronic waste, recycling, product design and climate change.
Compliance with these laws and regulations is onerous and expensive. New and changing laws, regulations, executive orders, directives, and enforcement priorities can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product, service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s business or supply chain. New and changing laws, regulations, executive orders, directives, and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied.
Risks and costs related to new and changing laws, regulations, executive orders, directives, and enforcement priorities may increase as the Company’s products and services are introduced into specialized applications, including health and financial services, or as the Company expands the use of technologies, such as machine learning and artificial intelligence features, and must navigate new legal, regulatory and ethical considerations relating to such technologies. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations and financial condition.
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
Apple Inc. | Q1 2025 Form 10-Q | 19

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
Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations and financial condition. For example, the Company earns revenue from licensing arrangements with Google LLC (“Google”) and other companies to offer their search services on the Company’s platforms and applications, and certain of these arrangements are currently subject to government investigations and legal proceedings. On August 5, 2024, Google was found to have violated U.S. antitrust laws. In connection with this finding, the DOJ has proposed remedies, which include changes to Google’s products, services and business models. The proposed changes vary in scope and severity and range from imposing significant restrictions on Google’s licensing agreements to prohibiting Google from offering the Company commercial terms for search distribution for up to 10 years. If implemented, such remedies could materially adversely affect the Company’s ability to earn revenue from such licensing arrangements.
There can be no assurance the Company’s business, results of operations and financial condition will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future. Changes to the Company’s business practices to comply with new laws and regulations or in connection with other legal proceedings can negatively impact the reputation of the Company’s products for privacy and security and otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, lost sales, and lower profit margins.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 28, 2024 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2024 to November 2, 2024:
Open market and privately negotiated purchases	41,627	$229.51	41,627

November 3, 2024 to November 30, 2024:
Open market and privately negotiated purchases	32,784	$227.13	32,784

December 1, 2024 to December 28, 2024:
Open market and privately negotiated purchases	25,379	$248.05	25,379
Total	99,790			$65,779
(1)As of December 28, 2024, the Company was authorized by the Board of Directors to purchase up to $110 billion of the Company’s common stock under a share repurchase program announced on May 2, 2024, of which $44.2 billion had been utilized. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | Q1 2025 Form 10-Q | 20

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On November 6, 2024, Luca Maestri, the Company’s former Senior Vice President and Chief Financial Officer, and current Vice President, Corporate Services, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of shares vesting between April 1, 2025 and October 15, 2025, pursuant to certain equity awards granted to Mr. Maestri, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Maestri’s plan will expire on December 31, 2025, subject to early termination in accordance with the terms of the plan.
On November 25, 2024, Kate Adams, the Company’s Senior Vice President, General Counsel and Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of shares vesting between April 1, 2025 and October 1, 2025, pursuant to certain equity awards granted to Ms. Adams, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Ms. Adam’s plan will expire on November 1, 2025, subject to early termination in accordance with the terms of the plan.
Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*, **	Apple Inc. Employee Stock Purchase Plan, as amended as of November 6, 2024.
10.2*, **	Apple Inc. Non-Employee Director Stock Plan, as amended November 6, 2024.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Indicates management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
Apple Inc. | Q1 2025 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 31, 2025	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Apple Inc. | Q1 2025 Form 10-Q | 22