Form 10-Q
period 2025-03-29
Apple Inc.
filed 2025-05-02
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or
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
Yes  ☐     No  ☒
14,935,826,000 shares of common stock were issued and outstanding as of April 18, 2025.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 29, 2025

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Products	$68,714	$66,886	$166,674	$163,344
Services	26,645	23,867	52,985	46,984
Total net sales	95,359	90,753	219,659	210,328

Cost of sales:
Products	44,030	42,424	103,477	100,864
Services	6,462	6,058	13,040	12,338
Total cost of sales	50,492	48,482	116,517	113,202
Gross margin	44,867	42,271	103,142	97,126

Operating expenses:
Research and development	8,550	7,903	16,818	15,599
Selling, general and administrative	6,728	6,468	13,903	13,254
Total operating expenses	15,278	14,371	30,721	28,853

Operating income	29,589	27,900	72,421	68,273
Other income/(expense), net	(279)	158	(527)	108
Income before provision for income taxes	29,310	28,058	71,894	68,381
Provision for income taxes	4,530	4,422	10,784	10,829
Net income	$24,780	$23,636	$61,110	$57,552

Earnings per share:
Basic	$1.65	$1.53	$4.06	$3.72
Diluted	$1.65	$1.53	$4.05	$3.71

Shares used in computing earnings per share:
Basic	14,994,082	15,405,856	15,037,903	15,457,810
Diluted	15,056,133	15,464,709	15,103,499	15,520,675
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2025 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$24,780	$23,636	$61,110	$57,552
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	90	(322)	(535)	(14)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	(318)	456	1,333	(75)
Adjustment for net (gains)/losses realized and included in net income	(628)	232	156	(591)
Total change in unrealized gains/losses on derivative instruments	(946)	688	1,489	(666)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	1,097	(7)	(550)	3,038
Adjustment for net (gains)/losses realized and included in net income	185	59	405	134
Total change in unrealized gains/losses on marketable debt securities	1,282	52	(145)	3,172

Total other comprehensive income	426	418	809	2,492
Total comprehensive income	$25,206	$24,054	$61,919	$60,044
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2025 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 29, 2025	September 28, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$28,162	$29,943
Marketable securities	20,336	35,228
Accounts receivable, net	26,136	33,410
Vendor non-trade receivables	23,662	32,833
Inventories	6,269	7,286
Other current assets	14,109	14,287
Total current assets	118,674	152,987

Non-current assets:
Marketable securities	84,424	91,479
Property, plant and equipment, net	46,876	45,680
Other non-current assets	81,259	74,834
Total non-current assets	212,559	211,993
Total assets	$331,233	$364,980

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$54,126	$68,960
Other current liabilities	61,849	78,304
Deferred revenue	8,976	8,249
Commercial paper	5,982	9,967
Term debt	13,638	10,912
Total current liabilities	144,571	176,392

Non-current liabilities:
Term debt	78,566	85,750
Other non-current liabilities	41,300	45,888
Total non-current liabilities	119,866	131,638
Total liabilities	264,437	308,030

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,939,315 and 15,116,786 shares issued and outstanding, respectively	88,711	83,276
Accumulated deficit	(15,552)	(19,154)
Accumulated other comprehensive loss	(6,363)	(7,172)
Total shareholders’ equity	66,796	56,950
Total liabilities and shareholders’ equity	$331,233	$364,980
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2025 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Total shareholders’ equity, beginning balances	$66,758	$74,100	$56,950	$62,146

Common stock and additional paid-in capital:
Beginning balances	84,768	75,236	83,276	73,812
Common stock issued	825	752	825	752
Common stock withheld related to net share settlement of equity awards	(206)	(222)	(2,097)	(1,882)
Share-based compensation	3,324	3,049	6,707	6,133
Ending balances	88,711	78,815	88,711	78,815

Retained earnings/(Accumulated deficit):
Beginning balances	(11,221)	8,242	(19,154)	(214)
Net income	24,780	23,636	61,110	57,552
Dividends and dividend equivalents declared	(3,794)	(3,746)	(7,613)	(7,520)
Common stock withheld related to net share settlement of equity awards	(85)	(71)	(1,187)	(1,089)
Common stock repurchased	(25,232)	(23,722)	(48,708)	(44,390)
Ending balances	(15,552)	4,339	(15,552)	4,339

Accumulated other comprehensive loss:
Beginning balances	(6,789)	(9,378)	(7,172)	(11,452)
Other comprehensive income	426	418	809	2,492
Ending balances	(6,363)	(8,960)	(6,363)	(8,960)

Total shareholders’ equity, ending balances	$66,796	$74,194	$66,796	$74,194

Dividends and dividend equivalents declared per share or RSU	$0.25	$0.24	$0.50	$0.48
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2025 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$29,943	$30,737

Operating activities:
Net income	61,110	57,552
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	5,741	5,684
Share-based compensation expense	6,512	5,961
Other	(2,217)	(1,971)
Changes in operating assets and liabilities:
Accounts receivable, net	7,266	7,727
Vendor non-trade receivables	9,171	12,164
Inventories	858	53
Other current and non-current assets	(4,371)	(4,438)
Accounts payable	(14,604)	(16,710)
Other current and non-current liabilities	(15,579)	(3,437)
Cash generated by operating activities	53,887	62,585

Investing activities:
Purchases of marketable securities	(12,442)	(25,042)
Proceeds from maturities of marketable securities	26,587	27,462
Proceeds from sales of marketable securities	5,210	4,314
Payments for acquisition of property, plant and equipment	(6,011)	(4,388)
Other	(635)	(729)
Cash generated by investing activities	12,709	1,617

Financing activities:
Payments for taxes related to net share settlement of equity awards	(3,205)	(2,875)
Payments for dividends and dividend equivalents	(7,614)	(7,535)
Repurchases of common stock	(49,504)	(43,344)
Repayments of term debt	(4,009)	(3,150)
Repayments of commercial paper, net	(3,968)	(3,982)
Other	(77)	(132)
Cash used in financing activities	(68,377)	(61,018)

Increase/(Decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(1,781)	3,184
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$28,162	$33,921

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$31,683	$14,531
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2025 Form 10-Q | 5

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
Note 2 – Revenue
The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for the three- and six-month periods ended March 29, 2025 and March 30, 2024 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
iPhone®	$46,841	$45,963	$115,979	$115,665
Mac®	7,949	7,451	16,936	15,231
iPad®	6,402	5,559	14,490	12,582
Wearables, Home and Accessories	7,522	7,913	19,269	19,866
Services	26,645	23,867	52,985	46,984
Total net sales	$95,359	$90,753	$219,659	$210,328

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$3,672	$3,282	$5,440	$5,135
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three- and six-month periods ended March 29, 2025 and March 30, 2024, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of March 29, 2025 and September 28, 2024, the Company had total deferred revenue of $13.6 billion and $12.8 billion, respectively. As of March 29, 2025, the Company expects 66% of total deferred revenue to be realized in less than a year, 24% within one-to-two years, 9% within two-to-three years and 1% in greater than three years.
Apple Inc. | Q2 2025 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 29, 2025 and March 30, 2024 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator:
Net income	$24,780	$23,636	$61,110	$57,552

Denominator:
Weighted-average basic shares outstanding	14,994,082	15,405,856	15,037,903	15,457,810
Effect of dilutive share-based awards	62,051	58,853	65,596	62,865
Weighted-average diluted shares	15,056,133	15,464,709	15,103,499	15,520,675

Basic earnings per share	$1.65	$1.53	$4.06	$3.72
Diluted earnings per share	$1.65	$1.53	$4.05	$3.71
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 29, 2025 and September 28, 2024 (in millions):

	March 29, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$25,061	$—	$—	$25,061	$25,061	$—	$—
Level 1:
Money market funds	1,132	—	—	1,132	1,132	—	—
Mutual funds	612	81	(11)	682	—	682	—
Subtotal	1,744	81	(11)	1,814	1,132	682	—
Level 2 (1):
U.S. Treasury securities	14,509	24	(445)	14,088	124	4,088	9,876
U.S. agency securities	4,889	—	(233)	4,656	66	2,004	2,586
Non-U.S. government securities	6,351	29	(625)	5,755	—	529	5,226
Certificates of deposit and time deposits	1,744	—	—	1,744	1,731	—	13
Commercial paper	2	—	—	2	—	2	—
Corporate debt securities	55,743	121	(1,672)	54,192	48	12,412	41,732
Municipal securities	303	—	(5)	298	—	170	128
Mortgage- and asset-backed securities	26,742	121	(1,551)	25,312	—	449	24,863
Subtotal	110,283	295	(4,531)	106,047	1,969	19,654	84,424
Total	$137,088	$376	$(4,542)	$132,922	$28,162	$20,336	$84,424
Apple Inc. | Q2 2025 Form 10-Q | 7

	September 28, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$27,199	$—	$—	$27,199	$27,199	$—	$—
Level 1:
Money market funds	778	—	—	778	778	—	—
Mutual funds	515	105	(3)	617	—	617	—
Subtotal	1,293	105	(3)	1,395	778	617	—
Level 2 (1):
U.S. Treasury securities	16,150	45	(516)	15,679	212	4,087	11,380
U.S. agency securities	5,431	—	(272)	5,159	155	703	4,301
Non-U.S. government securities	17,959	93	(484)	17,568	1,158	10,810	5,600
Certificates of deposit and time deposits	873	—	—	873	387	478	8
Commercial paper	1,066	—	—	1,066	28	1,038	—
Corporate debt securities	65,622	270	(1,953)	63,939	26	16,027	47,886
Municipal securities	412	—	(7)	405	—	190	215
Mortgage- and asset-backed securities	24,595	175	(1,403)	23,367	—	1,278	22,089
Subtotal	132,108	583	(4,635)	128,056	1,966	34,611	91,479
Total (2)(3)	$160,600	$688	$(4,638)	$156,650	$29,943	$35,228	$91,479
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
(2)As of September 28, 2024, cash and cash equivalents included $2.6 billion held in escrow and restricted from general use. These restricted cash and cash equivalents were designated to settle the Company’s obligation related to the 2016 European Commission (the “Commission”) decision that Ireland granted state aid to the Company (the “State Aid Decision”), which was confirmed during the fourth quarter of 2024 by the European Court of Justice in a reversal of the 2020 judgment of the European General Court.
(3)As of September 28, 2024, current marketable securities included $13.2 billion held in escrow and restricted from general use. These restricted marketable securities were designated to settle the Company’s obligation related to the State Aid Decision.
As of March 29, 2025, 83% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 13% between 5 and 10 years, and 4% greater than 10 years. As of March 29, 2025, 13% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 10% between 5 and 10 years, and 77% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of March 29, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 17 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | Q2 2025 Form 10-Q | 8

Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of March 29, 2025 and September 28, 2024 were as follows (in millions):

	March 29, 2025	September 28, 2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$68,533	$64,069
Interest rate contracts	$14,575	$14,575

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$68,388	$91,493
As of March 29, 2025 and September 28, 2024, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $13.4 billion and $13.5 billion, respectively.
Accounts Receivable
Trade Receivables
The Company’s third-party cellular network carriers accounted for 37% and 38% of total trade receivables as of March 29, 2025 and September 28, 2024, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of March 29, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 49% and 19%. As of September 28, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 44% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 29, 2025 and September 28, 2024 (in millions):
Inventories

	March 29, 2025	September 28, 2024
Components	$2,673	$3,627
Finished goods	3,596	3,659
Total inventories	$6,269	$7,286
Property, Plant and Equipment, Net

	March 29, 2025	September 28, 2024
Gross property, plant and equipment	$121,179	$119,128
Accumulated depreciation	(74,303)	(73,448)
Total property, plant and equipment, net	$46,876	$45,680
Apple Inc. | Q2 2025 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 29, 2025 and September 28, 2024, the Company had $6.0 billion and $10.0 billion of commercial paper outstanding, respectively.
Term Debt
As of March 29, 2025 and September 28, 2024, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $92.2 billion and $96.7 billion, respectively (collectively the “Notes”). As of March 29, 2025 and September 28, 2024, the fair value of the Company’s Notes, based on Level 2 inputs, was $80.9 billion and $88.4 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the six months ended March 29, 2025, the Company repurchased 208 million shares of its common stock for $48.3 billion. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the six months ended March 29, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 28, 2024	163,326	$158.73
RSUs granted	63,378	$228.10
RSUs vested	(39,177)	$148.90
RSUs canceled	(4,181)	$177.54
Balance as of March 29, 2025	183,346	$184.38
The total vesting-date fair value of RSUs was $906 million and $9.3 billion for the three- and six-month periods ended March 29, 2025, respectively, and was $821 million and $8.6 billion for the three- and six-month periods ended March 30, 2024, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 29, 2025 and March 30, 2024 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Share-based compensation expense	$3,226	$2,964	$6,512	$5,961
Income tax benefit related to share-based compensation expense	$(743)	$(663)	$(2,075)	$(1,898)
As of March 29, 2025, the total unrecognized compensation cost related to outstanding RSUs was $26.3 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
Apple Inc. | Q2 2025 Form 10-Q | 10

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
Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and six-month periods ended March 29, 2025 and March 30, 2024 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Americas:
Net sales	$40,315	$37,273	$92,963	$87,703
Operating income	$16,774	$15,074	$38,283	$35,431

Europe:
Net sales	$24,454	$24,123	$58,315	$54,520
Operating income	$10,316	$9,991	$24,923	$22,702

Greater China:
Net sales	$16,002	$16,372	$34,515	$37,191
Operating income	$6,626	$6,700	$14,786	$15,322

Japan:
Net sales	$7,298	$6,262	$16,285	$14,029
Operating income	$3,434	$3,135	$7,748	$6,954

Rest of Asia Pacific:
Net sales	$7,290	$6,723	$17,581	$16,885
Operating income	$2,986	$2,806	$7,570	$7,385
A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 29, 2025 and March 30, 2024 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Segment operating income	$40,136	$37,706	$93,310	$87,794
Research and development expense	(8,550)	(7,903)	(16,818)	(15,599)
Other corporate expenses, net	(1,997)	(1,903)	(4,071)	(3,922)
Total operating income	$29,589	$27,900	$72,421	$68,273
Apple Inc. | Q2 2025 Form 10-Q | 11

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions and tariffs and other trade measures on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Available Information
The Company periodically provides certain information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on corporate governance, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
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
During the second quarter of 2025, the Company announced the following new or updated products:
•iPhone 16e
•iPad Air®
•iPad
•MacBook Air®
•Mac Studio®
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | Q2 2025 Form 10-Q | 12

Tariffs and Other Trade Measures
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S. (“U.S. Tariffs”), including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, the availability of rare earths and other raw materials and components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.
Segment Operating Performance
The following table shows net sales by reportable segment for the three- and six-month periods ended March 29, 2025 and March 30, 2024 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Americas	$40,315	$37,273	8%	$92,963	$87,703	6%
Europe	24,454	24,123	1%	58,315	54,520	7%
Greater China	16,002	16,372	(2)%	34,515	37,191	(7)%
Japan	7,298	6,262	17%	16,285	14,029	16%
Rest of Asia Pacific	7,290	6,723	8%	17,581	16,885	4%
Total net sales	$95,359	$90,753	5%	$219,659	$210,328	4%
Americas
Americas net sales increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on Americas net sales during the second quarter and first six months of 2025.
Europe
Europe net sales were relatively flat during the second quarter of 2025 compared to the second quarter of 2024. Year-over-year Europe net sales increased during the first six months of 2025 due primarily to higher net sales of Services, Mac and iPad. The weakness in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Europe net sales during the second quarter of 2025.
Greater China
Greater China net sales decreased during the first six months of 2025 compared to the same period in 2024 due to lower net sales of iPhone. The weakness in the renminbi relative to the U.S. dollar had an unfavorable year-over-year impact on Greater China net sales during the second quarter of 2025.
Japan
Japan net sales increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher net sales of iPhone and Services. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the second quarter and first six months of 2025.
Apple Inc. | Q2 2025 Form 10-Q | 13

Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the second quarter of 2025 compared to the second quarter of 2024 due primarily to higher net sales of Services and iPhone. Year-over-year Rest of Asia Pacific net sales increased during the first six months of 2025 due primarily to higher net sales of Services. Changes in foreign currencies relative to the U.S. dollar had a net unfavorable year-over-year impact on Rest of Asia Pacific net sales during the second quarter of 2025, while they had a net favorable impact during the first six months of 2025.
Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended March 29, 2025 and March 30, 2024 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
iPhone	$46,841	$45,963	2%	$115,979	$115,665	—%
Mac	7,949	7,451	7%	16,936	15,231	11%
iPad	6,402	5,559	15%	14,490	12,582	15%
Wearables, Home and Accessories	7,522	7,913	(5)%	19,269	19,866	(3)%
Services	26,645	23,867	12%	52,985	46,984	13%
Total net sales	$95,359	$90,753	5%	$219,659	$210,328	4%
iPhone
iPhone net sales increased during the second quarter of 2025 compared to the second quarter of 2024 due primarily to higher net sales of Pro models. Year-over-year iPhone net sales were relatively flat during the first six months of 2025.
Mac
Mac net sales increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher net sales of both laptops and desktops.
iPad
iPad net sales increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher net sales of iPad Air.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to lower net sales of Wearables.
Services
Services net sales increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q2 2025 Form 10-Q | 14

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended March 29, 2025 and March 30, 2024 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Gross margin:
Products	$24,684	$24,462	$63,197	$62,480
Services	20,183	17,809	39,945	34,646
Total gross margin	$44,867	$42,271	$103,142	$97,126

Gross margin percentage:
Products	35.9%	36.6%	37.9%	38.3%
Services	75.7%	74.6%	75.4%	73.7%
Total gross margin percentage	47.1%	46.6%	47.0%	46.2%
Products Gross Margin
Products gross margin was relatively flat during the second quarter of 2025 compared to the second quarter of 2024. Year-over-year Products gross margin increased during the first six months of 2025 due primarily to favorable costs, partially offset by a different mix of products and weakness in foreign currencies relative to the U.S. dollar.
Products gross margin percentage decreased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to a different mix of products and weakness in foreign currencies relative to the U.S. dollar, partially offset by favorable costs.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher Services net sales.
Services gross margin percentage increased during the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to a different mix of services, partially offset by higher Services costs and weakness in foreign currencies relative to the U.S. dollar.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q2 2025 Form 10-Q | 15

Operating Expenses
Operating expenses for the three- and six-month periods ended March 29, 2025 and March 30, 2024 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Research and development	$8,550	$7,903	$16,818	$15,599
Percentage of total net sales	9%	9%	8%	7%
Selling, general and administrative	$6,728	$6,468	$13,903	$13,254
Percentage of total net sales	7%	7%	6%	6%
Total operating expenses	$15,278	$14,371	$30,721	$28,853
Percentage of total net sales	16%	16%	14%	14%
Research and Development
The growth in research and development expense during the second quarter and first six months of 2025 compared to the same periods in 2024 was driven primarily by increases in headcount-related expenses and infrastructure-related costs.
Selling, General and Administrative
The growth in selling, general and administrative expense during the second quarter of 2025 compared to the second quarter of 2024 was driven primarily by increases in professional services and headcount-related expenses. Year-over-year selling, general and administrative expense increased during the first six months of 2025 due primarily to increases in variable selling expenses, headcount-related expenses and professional services.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 29, 2025 and March 30, 2024 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Provision for income taxes	$4,530	$4,422	$10,784	$10,829
Effective tax rate	15.5%	15.8%	15.0%	15.8%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter of 2025 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, including the impact of changes in unrecognized tax benefits, partially offset by state income taxes. The Company’s effective tax rate for the first six months of 2025 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, including the impact of changes in unrecognized tax benefits, tax benefits from share-based compensation, the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024, and the tax impact from foreign currency revaluations related to the State Aid Decision.
The Company’s effective tax rate for the second quarter of 2025 was lower compared to the second quarter of 2024 due primarily to the impact of changes in unrecognized tax benefits, partially offset by a higher effective tax rate on foreign earnings. The Company’s effective tax rate for the first six months of 2025 was lower compared to the same period in 2024 due primarily to the impact of changes in unrecognized tax benefits, the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024, and the tax impact from foreign currency revaluations related to the State Aid Decision, partially offset by a higher effective tax rate on foreign earnings.
Apple Inc. | Q2 2025 Form 10-Q | 16

Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2024 Form 10-K, except for manufacturing purchase obligations and the State Aid Decision tax payable.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 29, 2025, the Company had manufacturing purchase obligations of $38.4 billion, which were payable within 12 months.
State Aid Decision Tax Payable
During the first six months of 2025, the Company released from escrow €14.2 billion or $15.4 billion to Ireland in connection with the State Aid Decision, which fully settled the obligation.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program, under which the remaining availability was $40.8 billion as of March 29, 2025. On May 1, 2025, the Company announced the Board of Directors had authorized an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares.
On May 1, 2025, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.25 to $0.26 per share, beginning with the dividend to be paid during the third quarter of 2025. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the second quarter of 2025, the Company repurchased $25.0 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion.
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
Apple Inc. | Q2 2025 Form 10-Q | 17

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 29, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q2 2025 Form 10-Q | 18

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the Commission announced that it had opened two formal noncompliance investigations against the Company under the EU Digital Markets Act (the “DMA”). The Commission’s investigations concerned (1) Article 5(4) of the DMA, which relates to how developers may communicate and promote offers to end users for apps distributed through the App Store as well as how developers may conclude contracts with those end users (the “Article 5(4) Investigation”); and (2) Article 6(3) of the DMA, which relates to default settings, uninstallation of apps, and a web browser choice screen on iOS (the “Article 6(3) Investigation”). On June 24, 2024, the Commission announced that it had opened a third formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA (the “Article 6(4) Investigation”). On April 23, 2025, the Commission fined the Company €500 million in the Article 5(4) Investigation and issued a cease and desist order requiring the Company to remove technical and commercial restrictions that prevent developers from steering users to alternative distribution channels outside the App Store. The Company plans to appeal the Commission’s Article 5(4) decision. Unless a stay is granted, any order by the Commission is effective while an appeal is pending. Also on April 23, 2025, the Commission closed the Article 6(3) Investigation without imposing a fine and issued preliminary findings in the Article 6(4) Investigation. If the Commission makes a final determination in the Article 6(4) Investigation that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. The Commission may also seek to impose additional fines if it deems that the Company has violated a cease and desist order. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
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
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Review Guidelines violate California’s unfair competition law and issued an injunction (the “2021 Injunction”) enjoining the Company from prohibiting developers from including in their apps buttons, external links, or other calls to action that direct customers to purchasing mechanisms other than the Company’s in-app purchase system. The 2021 Injunction applies to apps on the U.S. storefronts of the iOS and iPadOS® App Stores. On January 16, 2024, the Company implemented a plan to comply with the 2021 Injunction and filed a statement of compliance with the California District Court. On September 30, 2024, the Company filed a motion with the California District Court to narrow or vacate the 2021 Injunction. On April 30, 2025, the California District Court found the Company to be in violation of the 2021 Injunction and enjoined the Company from imposing any commission or any fee on purchases that consumers make outside an app; restricting, conditioning, limiting, or prohibiting how developers guide consumers to purchases outside an app; or otherwise interfering with a consumer’s choice to proceed in or out of an app. The California District Court also denied the Company’s motion to narrow or vacate the 2021 Injunction and referred the Company to the U.S. Attorney for the Northern District of California for a determination whether criminal contempt proceedings are appropriate. The Company will continue to vigorously defend its actions and employees, including by appealing the California District Court’s most recent decision.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the second quarter of 2025 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Apple Inc. | Q2 2025 Form 10-Q | 19

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended December 28, 2024 (the “first quarter 2025 Form 10-Q”), in each case under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except for the risk factors set forth below and those disclosed in Part II, Item 1A of the first quarter 2025 Form 10-Q, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K.
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
The Company has a large, global business with sales outside the U.S. representing a majority of the Company’s total net sales, and the Company believes that it generally benefits from growth in international trade. A significant majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam, in addition to sourcing from partners and facilities located in the U.S. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. Restrictive measures can increase the cost of the Company’s products and the components and rare earths and other raw materials that go into them or affect the availability of such components and rare earths and other raw materials, and can require the Company to take various actions, including changing suppliers, restructuring business relationships and operations, ceasing to offer and distribute affected products, services and third-party applications to its customers, and increasing the prices of its products and services. Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Trade and other international disputes can also have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. Beginning in the second quarter of 2025, new U.S. Tariffs were announced, including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing could materially adversely affect the Company’s business, results of operations, financial condition and stock price.
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
Apple Inc. | Q2 2025 Form 10-Q | 20

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
The Company’s profit margins vary across its products, services, geographic segments and distribution channels. For example, the gross margins on the Company’s products and services vary significantly and can change over time. The Company’s gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; supply shortages; potential increases in the cost of components, outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; the imposition of new or increased tariffs and other trade restrictions, their overall magnitude and duration, and retaliatory actions in response; and the introduction of new products or services, including new products or services with lower profit margins. These and other factors could have a materially adverse impact on the Company’s results of operations, financial condition and stock price.
The Company has historically experienced higher net sales in its first quarter compared to other quarters in its fiscal year due in part to seasonal holiday demand. Additionally, new product and service introductions can significantly impact net sales, cost of sales and operating expenses. Further, the Company generates a significant portion of its net sales from a single product and a decline in demand for that product could significantly impact quarterly net sales. The Company could also be subject to unexpected developments, such as lower-than-anticipated demand for the Company’s products or services, issues with new product or service introductions, information technology system failures or network disruptions, or a change in or failure of one or more of the Company’s logistics, supply or manufacturing partners.
Varied stakeholder expectations about social and other issues expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Various stakeholders, including governments, regulators, investors, employees, customers and others, have differing expectations about a wide range of social and other issues related to the Company’s business. The Company makes statements about its values, including the environmental and societal impact of its business, through various non-financial reports, information provided on the Company’s website, and in press statements and other communications. The Company also pursues environmental and other goals and initiatives that involve risks and uncertainties, require investments, and depend in part on third-party performance or data that is outside the Company’s control, and there can be no assurance that the Company will fully achieve all of its goals and initiatives. Efforts by the Company to advance its business and values, or achieve its goals and further its initiatives, or to align with stakeholders’ expectations, or comply with evolving, varied and at times conflicting federal, state and international laws, regulations and standards, or any failure or perceived failure to do so, can result in adverse reactions by consumers and other stakeholders, including the commencement of legal and regulatory proceedings against the Company, and can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | Q2 2025 Form 10-Q | 21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 29, 2025 was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2024 to February 1, 2025:
Open market and privately negotiated purchases	36,809	$235.43	36,809

February 2, 2025 to March 1, 2025:
Open market and privately negotiated purchases	31,856	$238.07	31,856

March 2, 2025 to March 29, 2025:
Open market and privately negotiated purchases	39,455	$221.77	39,455
Total	108,120			$40,779
(1)As of March 29, 2025, the Company was authorized by the Board of Directors to purchase up to $110 billion of the Company’s common stock under a share repurchase program announced on May 2, 2024, of which $69.2 billion had been utilized. On May 1, 2025, the Company announced the Board of Directors had authorized an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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
Apple Inc. | Q2 2025 Form 10-Q | 22

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2025	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Apple Inc. | Q2 2025 Form 10-Q | 23