Form 10-Q
period 2025-06-28
Apple Inc.
filed 2025-08-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
Yes  ☐     No  ☒
14,840,390,000 shares of common stock were issued and outstanding as of July 18, 2025.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 28, 2025

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
Products	$66,613	$61,564	$233,287	$224,908
Services	27,423	24,213	80,408	71,197
Total net sales	94,036	85,777	313,695	296,105

Cost of sales:
Products	43,620	39,803	147,097	140,667
Services	6,698	6,296	19,738	18,634
Total cost of sales	50,318	46,099	166,835	159,301
Gross margin	43,718	39,678	146,860	136,804

Operating expenses:
Research and development	8,866	8,006	25,684	23,605
Selling, general and administrative	6,650	6,320	20,553	19,574
Total operating expenses	15,516	14,326	46,237	43,179

Operating income	28,202	25,352	100,623	93,625
Other income/(expense), net	(171)	142	(698)	250
Income before provision for income taxes	28,031	25,494	99,925	93,875
Provision for income taxes	4,597	4,046	15,381	14,875
Net income	$23,434	$21,448	$84,544	$79,000

Earnings per share:
Basic	$1.57	$1.40	$5.64	$5.13
Diluted	$1.57	$1.40	$5.62	$5.11

Shares used in computing earnings per share:
Basic	14,902,886	15,287,521	14,992,898	15,401,047
Diluted	14,948,179	15,348,175	15,051,726	15,463,175
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2025 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$23,434	$21,448	$84,544	$79,000
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	449	(73)	(86)	(87)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	(523)	406	810	331
Adjustment for net (gains)/losses realized and included in net income	(571)	(87)	(415)	(678)
Total change in unrealized gains/losses on derivative instruments	(1,094)	319	395	(347)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	640	268	90	3,306
Adjustment for net (gains)/losses realized and included in net income	(1)	30	404	164
Total change in unrealized gains/losses on marketable debt securities	639	298	494	3,470

Total other comprehensive income/(loss)	(6)	544	803	3,036
Total comprehensive income	$23,428	$21,992	$85,347	$82,036
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2025 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 28, 2025	September 28, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$36,269	$29,943
Marketable securities	19,103	35,228
Accounts receivable, net	27,557	33,410
Vendor non-trade receivables	19,278	32,833
Inventories	5,925	7,286
Other current assets	14,359	14,287
Total current assets	122,491	152,987

Non-current assets:
Marketable securities	77,614	91,479
Property, plant and equipment, net	48,508	45,680
Other non-current assets	82,882	74,834
Total non-current assets	209,004	211,993
Total assets	$331,495	$364,980

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$50,374	$68,960
Other current liabilities	62,499	78,304
Deferred revenue	8,979	8,249
Commercial paper	9,923	9,967
Term debt	9,345	10,912
Total current liabilities	141,120	176,392

Non-current liabilities:
Term debt	82,430	85,750
Other non-current liabilities	42,115	45,888
Total non-current liabilities	124,545	131,638
Total liabilities	265,665	308,030

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,856,722 and 15,116,786 shares issued and outstanding, respectively	89,806	83,276
Accumulated deficit	(17,607)	(19,154)
Accumulated other comprehensive loss	(6,369)	(7,172)
Total shareholders’ equity	65,830	56,950
Total liabilities and shareholders’ equity	$331,495	$364,980
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2025 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total shareholders’ equity, beginning balances	$66,796	$74,194	$56,950	$62,146

Common stock and additional paid-in capital:
Beginning balances	88,711	78,815	83,276	73,812
Common stock issued	—	—	825	752
Common stock withheld related to net share settlement of equity awards	(2,163)	(1,920)	(4,260)	(3,802)
Share-based compensation	3,258	2,955	9,965	9,088
Ending balances	89,806	79,850	89,806	79,850

Retained earnings/(Accumulated deficit):
Beginning balances	(15,552)	4,339	(19,154)	(214)
Net income	23,434	21,448	84,544	79,000
Dividends and dividend equivalents declared	(3,912)	(3,864)	(11,525)	(11,384)
Common stock withheld related to net share settlement of equity awards	(411)	(428)	(1,598)	(1,517)
Common stock repurchased	(21,166)	(26,221)	(69,874)	(70,611)
Ending balances	(17,607)	(4,726)	(17,607)	(4,726)

Accumulated other comprehensive loss:
Beginning balances	(6,363)	(8,960)	(7,172)	(11,452)
Other comprehensive income/(loss)	(6)	544	803	3,036
Ending balances	(6,369)	(8,416)	(6,369)	(8,416)

Total shareholders’ equity, ending balances	$65,830	$66,708	$65,830	$66,708

Dividends and dividend equivalents declared per share or RSU	$0.26	$0.25	$0.76	$0.73
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2025 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 28, 2025	June 29, 2024
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$29,943	$30,737

Operating activities:
Net income	84,544	79,000
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	8,571	8,534
Share-based compensation expense	9,680	8,830
Other	(1,748)	(1,964)
Changes in operating assets and liabilities:
Accounts receivable, net	5,685	6,697
Vendor non-trade receivables	13,555	11,100
Inventories	1,223	41
Other current and non-current assets	(6,116)	(5,626)
Accounts payable	(18,479)	(15,171)
Other current and non-current liabilities	(15,161)	2
Cash generated by operating activities	81,754	91,443

Investing activities:
Purchases of marketable securities	(17,591)	(38,074)
Proceeds from maturities of marketable securities	35,036	39,838
Proceeds from sales of marketable securities	10,785	7,382
Payments for acquisition of property, plant and equipment	(9,473)	(6,539)
Other	(975)	(1,117)
Cash generated by investing activities	17,782	1,490

Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,719)	(5,163)
Payments for dividends and dividend equivalents	(11,559)	(11,430)
Repurchases of common stock	(70,579)	(69,866)
Proceeds from issuance of term debt, net	4,481	—
Repayments of term debt	(9,682)	(7,400)
Repayments of commercial paper, net	(65)	(2,985)
Other	(87)	(191)
Cash used in financing activities	(93,210)	(97,035)

Increase/(Decrease) in cash, cash equivalents, and restricted cash and cash equivalents	6,326	(4,102)
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$36,269	$26,635

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$37,332	$19,230
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2025 Form 10-Q | 5

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
Note 2 – Revenue
The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
iPhone®	$44,582	$39,296	$160,561	$154,961
Mac®	8,046	7,009	24,982	22,240
iPad®	6,581	7,162	21,071	19,744
Wearables, Home and Accessories	7,404	8,097	26,673	27,963
Services	27,423	24,213	80,408	71,197
Total net sales	$94,036	$85,777	$313,695	$296,105

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$4,015	$3,405	$6,958	$6,541
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information and Geographic Data” for the three- and nine-month periods ended June 28, 2025 and June 29, 2024, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of June 28, 2025 and September 28, 2024, the Company had total deferred revenue of $13.6 billion and $12.8 billion, respectively. As of June 28, 2025, the Company expects 66% of total deferred revenue to be realized in less than a year, 23% within one-to-two years, 9% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q3 2025 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$23,434	$21,448	$84,544	$79,000

Denominator:
Weighted-average basic shares outstanding	14,902,886	15,287,521	14,992,898	15,401,047
Effect of dilutive share-based awards	45,293	60,654	58,828	62,128
Weighted-average diluted shares	14,948,179	15,348,175	15,051,726	15,463,175

Basic earnings per share	$1.57	$1.40	$5.64	$5.13
Diluted earnings per share	$1.57	$1.40	$5.62	$5.11
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 28, 2025 and September 28, 2024 (in millions):

	June 28, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,686	$—	$—	$26,686	$26,686	$—	$—
Level 1:
Money market funds	3,779	—	—	3,779	3,779	—	—
Mutual funds	646	134	(3)	777	—	777	—
Subtotal	4,425	134	(3)	4,556	3,779	777	—
Level 2 (1):
U.S. Treasury securities	15,775	46	(362)	15,459	1,030	3,649	10,780
U.S. agency securities	5,383	—	(189)	5,194	647	2,030	2,517
Non-U.S. government securities	6,756	43	(567)	6,232	297	795	5,140
Certificates of deposit and time deposits	3,177	—	—	3,177	3,113	51	13
Commercial paper	710	—	—	710	710	—	—
Corporate debt securities	49,671	212	(1,251)	48,632	7	11,576	37,049
Municipal securities	263	—	(3)	260	—	157	103
Mortgage- and asset-backed securities	23,424	90	(1,434)	22,080	—	68	22,012
Subtotal	105,159	391	(3,806)	101,744	5,804	18,326	77,614
Total	$136,270	$525	$(3,809)	$132,986	$36,269	$19,103	$77,614
Apple Inc. | Q3 2025 Form 10-Q | 7

	September 28, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$27,199	$—	$—	$27,199	$27,199	$—	$—
Level 1:
Money market funds	778	—	—	778	778	—	—
Mutual funds	515	105	(3)	617	—	617	—
Subtotal	1,293	105	(3)	1,395	778	617	—
Level 2 (1):
U.S. Treasury securities	16,150	45	(516)	15,679	212	4,087	11,380
U.S. agency securities	5,431	—	(272)	5,159	155	703	4,301
Non-U.S. government securities	17,959	93	(484)	17,568	1,158	10,810	5,600
Certificates of deposit and time deposits	873	—	—	873	387	478	8
Commercial paper	1,066	—	—	1,066	28	1,038	—
Corporate debt securities	65,622	270	(1,953)	63,939	26	16,027	47,886
Municipal securities	412	—	(7)	405	—	190	215
Mortgage- and asset-backed securities	24,595	175	(1,403)	23,367	—	1,278	22,089
Subtotal	132,108	583	(4,635)	128,056	1,966	34,611	91,479
Total (2)(3)	$160,600	$688	$(4,638)	$156,650	$29,943	$35,228	$91,479
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
As of June 28, 2025, 82% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 14% between 5 and 10 years, and 4% greater than 10 years. As of June 28, 2025, 12% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 11% between 5 and 10 years, and 77% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of June 28, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 17 years.
The Company may also use derivative instruments that are not designated as accounting hedges to protect gross margins from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.
Apple Inc. | Q3 2025 Form 10-Q | 8

Interest Rate Risk
To protect the Company’s term debt or marketable securities from fluctuations in interest rates, the Company may use interest rate swaps, options or other instruments. The Company designates these instruments as either cash flow or fair value hedges.
The notional amounts of the Company’s outstanding derivative instruments as of June 28, 2025 and September 28, 2024, were as follows (in millions):

	June 28, 2025	September 28, 2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$63,212	$64,069
Interest rate contracts	$12,875	$14,575

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$78,649	$91,493
As of June 28, 2025 and September 28, 2024, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $12.5 billion and $13.5 billion, respectively.
Accounts Receivable
Trade Receivables
As of June 28, 2025, the Company had two customers that individually represented 10% or more of total trade receivables, which accounted for 18% and 10%. The Company’s third-party cellular network carriers accounted for 31% and 38% of total trade receivables as of June 28, 2025 and September 28, 2024, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of June 28, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 48% and 14%. As of September 28, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 44% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 28, 2025 and September 28, 2024 (in millions):
Inventories

	June 28, 2025	September 28, 2024
Components	$2,288	$3,627
Finished goods	3,637	3,659
Total inventories	$5,925	$7,286
Property, Plant and Equipment, Net

	June 28, 2025	September 28, 2024
Gross property, plant and equipment	$124,311	$119,128
Accumulated depreciation	(75,803)	(73,448)
Total property, plant and equipment, net	$48,508	$45,680
Apple Inc. | Q3 2025 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 28, 2025 and September 28, 2024, the Company had $9.9 billion and $10.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with commercial paper for the nine months ended June 28, 2025 and June 29, 2024 (in millions):

	Nine Months Ended
	June 28, 2025	June 29, 2024
Maturities 90 days or less:
Repayments of commercial paper, net	$(5,690)	$(2,985)

Maturities greater than 90 days:
Proceeds from commercial paper	5,625	—

Total repayments of commercial paper, net	$(65)	$(2,985)
Term Debt
As of June 28, 2025 and September 28, 2024, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $91.8 billion and $96.7 billion, respectively (collectively the “Notes”). As of June 28, 2025 and September 28, 2024, the fair value of the Company’s Notes, based on Level 2 inputs, was $80.4 billion and $88.4 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the nine months ended June 28, 2025, the Company repurchased 312 million shares of its common stock for $69.3 billion. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the nine months ended June 28, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 28, 2024	163,326	$158.73
RSUs granted	66,667	$226.87
RSUs vested	(73,515)	$159.29
RSUs canceled	(6,502)	$180.14
Balance as of June 28, 2025	149,976	$187.82
The total vesting-date fair value of RSUs was $7.0 billion and $16.3 billion for the three- and nine-month periods ended June 28, 2025, respectively, and was $6.4 billion and $15.0 billion for the three- and nine-month periods ended June 29, 2024, respectively.
Apple Inc. | Q3 2025 Form 10-Q | 10

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Share-based compensation expense	$3,168	$2,869	$9,680	$8,830
Income tax benefit related to share-based compensation expense	$(795)	$(764)	$(2,870)	$(2,662)
As of June 28, 2025, the total unrecognized compensation cost related to outstanding RSUs was $23.7 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.
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
Note 10 – Segment Information and Geographic Data
The following table shows information by reportable segment for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Americas:
Net sales	$41,198	$37,678	$134,161	$125,381
Operating income	$16,511	$15,209	$54,794	$50,640

Europe:
Net sales	$24,014	$21,884	$82,329	$76,404
Operating income	$10,501	$9,170	$35,424	$31,872

Greater China:
Net sales	$15,369	$14,728	$49,884	$51,919
Operating income	$5,822	$5,562	$20,608	$20,884

Japan:
Net sales	$5,782	$5,097	$22,067	$19,126
Operating income	$2,872	$2,544	$10,620	$9,498

Rest of Asia Pacific:
Net sales	$7,673	$6,390	$25,254	$23,275
Operating income	$3,243	$2,610	$10,813	$9,995
Apple Inc. | Q3 2025 Form 10-Q | 11

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 28, 2025 and June 29, 2024, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment operating income	$38,949	$35,095	$132,259	$122,889
Research and development expense	(8,866)	(8,006)	(25,684)	(23,605)
Other corporate expenses, net	(1,881)	(1,737)	(5,952)	(5,659)
Total operating income	$28,202	$25,352	$100,623	$93,625
Apple Inc. | Q3 2025 Form 10-Q | 12

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions and tariffs and other measures on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
During the third quarter of 2025, the Company announced iOS 26, macOS® Tahoe 26, iPadOS® 26, watchOS® 26, visionOS® 26 and tvOS® 26.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | Q3 2025 Form 10-Q | 13

Tariffs and Other Measures
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S. (“U.S. Tariffs”), including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. Tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, the availability of rare earths and other raw materials and components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.
Segment Operating Performance
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Americas	$41,198	$37,678	9%	$134,161	$125,381	7%
Europe	24,014	21,884	10%	82,329	76,404	8%
Greater China	15,369	14,728	4%	49,884	51,919	(4)%
Japan	5,782	5,097	13%	22,067	19,126	15%
Rest of Asia Pacific	7,673	6,390	20%	25,254	23,275	9%
Total net sales	$94,036	$85,777	10%	$313,695	$296,105	6%
Americas
Americas net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on Americas net sales during the third quarter and first nine months of 2025.
Europe
Europe net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher net sales of Services and iPhone.
Greater China
Greater China net sales increased during the third quarter of 2025 compared to the third quarter of 2024 due primarily to higher net sales of iPhone and Mac. Greater China net sales decreased during the first nine months of 2025 compared to the same period in 2024 due to lower net sales of iPhone, partially offset by higher net sales of Mac.
Japan
Japan net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher net sales of iPhone and Services. The strength in the yen relative to the U.S. dollar had a favorable year-over-year impact on Japan net sales during the third quarter of 2025.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher net sales of Services and iPhone.
Apple Inc. | Q3 2025 Form 10-Q | 14

Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
iPhone	$44,582	$39,296	13%	$160,561	$154,961	4%
Mac	8,046	7,009	15%	24,982	22,240	12%
iPad	6,581	7,162	(8)%	21,071	19,744	7%
Wearables, Home and Accessories	7,404	8,097	(9)%	26,673	27,963	(5)%
Services	27,423	24,213	13%	80,408	71,197	13%
Total net sales	$94,036	$85,777	10%	$313,695	$296,105	6%
iPhone
iPhone net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due to higher net sales of Pro models.
Mac
Mac net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due to higher net sales of both laptops and desktops.
iPad
iPad net sales decreased during the third quarter of 2025 compared to the third quarter of 2024 due to lower net sales of iPad Pro®, partially offset by higher net sales of all other iPad models. iPad net sales increased during the first nine months of 2025 compared to the same period in 2024 due primarily to higher net sales of iPad Air®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to lower net sales of Wearables and Accessories.
Services
Services net sales increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q3 2025 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended June 28, 2025 and June 29, 2024, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross margin:
Products	$22,993	$21,761	$86,190	$84,241
Services	20,725	17,917	60,670	52,563
Total gross margin	$43,718	$39,678	$146,860	$136,804

Gross margin percentage:
Products	34.5%	35.3%	36.9%	37.5%
Services	75.6%	74.0%	75.5%	73.8%
Total gross margin percentage	46.5%	46.3%	46.8%	46.2%
Products Gross Margin
Products gross margin increased during the third quarter of 2025 compared to the third quarter of 2024 due primarily to a different mix of products and favorable costs, partially offset by tariffs. Products gross margin increased during the first nine months of 2025 compared to the same period in 2024 due primarily to favorable costs and a different mix of products, partially offset by tariffs and the weakness in foreign currencies relative to the U.S. dollar.
Products gross margin percentage decreased during the third quarter of 2025 compared to the third quarter of 2024 due primarily to tariffs and a different mix of products, partially offset by favorable costs. Products gross margin percentage decreased during the first nine months of 2025 compared to the same period in 2024 due primarily to a different mix of products and tariffs, partially offset by favorable costs.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher Services net sales and a different mix of services.
Services gross margin percentage increased during the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to a different mix of services, partially offset by higher costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q3 2025 Form 10-Q | 16

Operating Expenses
Operating expenses for the three- and nine-month periods ended June 28, 2025 and June 29, 2024, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Research and development	$8,866	$8,006	$25,684	$23,605
Percentage of total net sales	9%	9%	8%	8%
Selling, general and administrative	$6,650	$6,320	$20,553	$19,574
Percentage of total net sales	7%	7%	7%	7%
Total operating expenses	$15,516	$14,326	$46,237	$43,179
Percentage of total net sales	17%	17%	15%	15%
Research and Development
The growth in research and development (“R&D”) expense during the third quarter and first nine months of 2025 compared to the same periods in 2024 was driven primarily by increases in headcount-related expenses and infrastructure-related costs.
Selling, General and Administrative
The growth in selling, general and administrative expense during the third quarter and first nine months of 2025 compared to the same periods in 2024 was driven primarily by increases in headcount-related expenses and variable selling expenses.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 28, 2025 and June 29, 2024, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Provision for income taxes	$4,597	$4,046	$15,381	$14,875
Effective tax rate	16.4%	15.9%	15.4%	15.8%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter of 2025 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes. The Company’s effective tax rate for the first nine months of 2025 was lower than the statutory federal income tax rate due primarily to a lower effective tax rate on foreign earnings, including the impact of changes in unrecognized tax benefits, tax benefits from share-based compensation, and the impact of the U.S. federal R&D credit, partially offset by state income taxes.
The Company’s effective tax rate for the third quarter of 2025 was higher compared to the third quarter of 2024 due primarily to the impact from foreign currency revaluations of unrecognized tax benefits. The Company’s effective tax rate for the first nine months of 2025 was lower compared to the same period in 2024 due primarily to the impact of changes in unrecognized tax benefits, partially offset by a higher effective tax rate on foreign earnings.
Apple Inc. | Q3 2025 Form 10-Q | 17

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
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 28, 2025, the Company had manufacturing purchase obligations of $44.1 billion, with $43.8 billion payable within 12 months.
State Aid Decision Tax Payable
During the first nine months of 2025, the Company released from escrow €14.2 billion, or $15.4 billion, to Ireland in connection with the State Aid Decision, which fully settled the obligation.
Capital Return Program
In addition to its contractual cash requirements, the Company has authorized share repurchase programs. The programs do not obligate the Company to acquire a minimum amount of shares. As of June 28, 2025, the Company’s quarterly cash dividend was $0.26 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the third quarter of 2025, the Company repurchased $21.0 billion of its common stock and paid dividends and dividend equivalents of $3.9 billion.
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
Apple Inc. | Q3 2025 Form 10-Q | 18

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 28, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q3 2025 Form 10-Q | 19

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the Commission announced that it had opened a formal noncompliance investigation against the Company under Article 5(4) of the EU Digital Markets Act (the “DMA”) (the “Article 5(4) Investigation”). The Article 5(4) Investigation relates to how developers may communicate and promote offers to end users for apps distributed through the App Store, as well as how developers may conclude contracts with those end users. On June 24, 2024, the Commission announced that it had opened an additional formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA (the “Article 6(4) Investigation”). On April 23, 2025, the Commission fined the Company €500 million in the Article 5(4) Investigation and issued a cease and desist order requiring the Company to remove technical and commercial restrictions that prevent developers from steering users to alternative distribution channels outside the App Store. The Company has appealed the Commission’s Article 5(4) decision. Also on April 23, 2025, the Commission issued preliminary findings in the Article 6(4) Investigation. If the Commission makes a final determination in the Article 6(4) Investigation that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. The Commission may also seek to impose additional fines if it deems that the Company has violated a cease and desist order. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
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
Epic Games
Epic Games, Inc. (“Epic”) filed a lawsuit in the U.S. District Court for the Northern District of California (the “California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Review Guidelines violate California’s unfair competition law and issued an injunction (the “2021 Injunction”) enjoining the Company from prohibiting developers from including in their apps buttons, external links, or other calls to action that direct customers to purchasing mechanisms other than the Company’s in-app purchase system. The 2021 Injunction applies to apps on the U.S. storefronts of the iOS and iPadOS® App Stores. On January 16, 2024, the Company implemented a plan to comply with the 2021 Injunction and filed a statement of compliance with the California District Court. On September 30, 2024, the Company filed a motion with the California District Court to narrow or vacate the 2021 Injunction. On April 30, 2025, the California District Court found the Company to be in violation of the 2021 Injunction and enjoined the Company from imposing any commission or any fee on purchases that consumers make outside an app; restricting, conditioning, limiting, or prohibiting how developers guide consumers to purchases outside an app; or otherwise interfering with a consumer’s choice to proceed in or out of an app. The California District Court also denied the Company’s motion to narrow or vacate the 2021 Injunction and referred the Company to the U.S. Attorney for the Northern District of California for a determination whether criminal contempt proceedings are appropriate. The Company will continue to vigorously defend its actions and employees, and has appealed the California District Court’s most recent decision to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”). Although the Company’s request to stay the decision pending appeal was denied, the Ninth Circuit Court has agreed to consider the Company’s appeal on an expedited basis, with arguments scheduled for October 2025.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the third quarter of 2025 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Apple Inc. | Q3 2025 Form 10-Q | 20

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of the Forms 10-Q for the quarters ended December 28, 2024 (the “first quarter 2025 Form 10-Q”) and March 29, 2025 (the “second quarter 2025 Form 10-Q”), in each case under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except for the risk factors disclosed in Part II, Item 1A of the first quarter 2025 Form 10-Q and the second quarter 2025 Form 10-Q, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 28, 2025, was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025 to May 3, 2025:
Open market and privately negotiated purchases	43,161	$200.79	43,161

May 4, 2025 to May 31, 2025:
Open market and privately negotiated purchases	28,223	$203.17	28,223

June 1, 2025 to June 28, 2025:
Open market and privately negotiated purchases	32,880	$200.73	32,880
Total	104,264			$119,779
(1)On May 2, 2024, the Company announced a program to repurchase up to $110 billion of the Company’s common stock. As of June 28, 2025, remaining availability under the May 2024 program was $19.8 billion. On May 1, 2025, the Company announced an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
None.
Apple Inc. | Q3 2025 Form 10-Q | 21

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Officer’s Certificate of the Registrant, dated as of May 12, 2025, including forms of global notes representing the 4.000% Notes due 2028, 4.200% Notes due 2030, 4.500% Notes due 2032 and 4.750% Notes due 2035.	8-K	4.1	5/12/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.
Apple Inc. | Q3 2025 Form 10-Q | 22

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2025	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2025 Form 10-Q | 23