Form 10-K
period 2025-09-27
Apple Inc.
filed 2025-10-31
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
or
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
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 28, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,253,431,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
14,776,353,000 shares of common stock were issued and outstanding as of October 17, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 27, 2025

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 1 of this Form 10-K under the heading “Business” and Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-K regarding the potential future impact of macroeconomic conditions and tariffs and other measures on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. The iPhone line includes iPhone 17 Pro, iPhone Air™, iPhone 17, iPhone 16 and iPhone 16e.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. The Mac line includes laptops MacBook Air® and MacBook Pro®, as well as desktops iMac®, Mac mini®, Mac Studio® and Mac Pro®.
iPad
iPad® is the Company’s line of multipurpose tablets based on its iPadOS® operating system. The iPad line includes iPad Pro®, iPad Air®, iPad and iPad mini®.
Wearables, Home and Accessories
Wearables includes smartwatches, wireless headphones and spatial computers. The Company’s line of smartwatches, based on its watchOS® operating system, includes Apple Watch® Series 11, Apple Watch SE® 3 and Apple Watch Ultra® 3. The Company’s line of wireless headphones includes AirPods®, AirPods Pro®, AirPods Max® and Beats® products. Apple Vision Pro™ is the Company’s spatial computer based on its visionOS® operating system.
Home includes Apple TV 4K®, the Company’s media streaming and gaming device based on its tvOS® operating system, and HomePod® and HomePod mini®, high-fidelity wireless smart speakers.
Accessories includes Apple-branded and third-party accessories.
Apple Inc. | 2025 Form 10-K | 1

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
The Company also offers digital content through subscription-based services, including Apple Arcade®, a game service; Apple Fitness+®, a personalized fitness service; Apple Music®, which offers users a curated listening experience with on-demand radio stations; Apple News+®, a news and magazine service; and Apple TV®, which offers exclusive original content and live sports.
Payment Services
The Company offers payment services, including Apple Card®, a co-branded credit card, and Apple Pay®, a cashless payment service.
Segments
The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia, New Zealand and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region.
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to customers through its retail and online stores and its direct sales force. The Company sells its services in the same markets through its various service platforms. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers and other resellers, for the sale of its products and certain of its services. During 2025, the Company’s net sales through its direct and indirect distribution channels accounted for 40% and 60%, respectively, of total net sales.
Competition
The markets for the Company’s products and services are highly competitive and are characterized by aggressive price competition, downward pressure on gross margins, continual improvement in product performance, and price sensitivity on the part of consumers and businesses. The markets in which the Company competes are further defined by frequent introduction of new products and services, short product life cycles, evolving industry standards, and rapid adoption of technological advancements by competitors. Many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by imitating the Company’s products and infringing on its intellectual property.
Apple Inc. | 2025 Form 10-K | 2

The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. Principal competitive factors important to the Company include price, product and service features (including security features), relative price and performance, product and service quality and reliability, design and technology innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support, corporate reputation, and the ability to effectively protect and enforce the Company’s intellectual property rights.
The Company is focused on expanding its market opportunities related to smartphones, personal computers, tablets, wearables and accessories, and services. The Company’s products and services face substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and service offerings with large customer bases. In addition, the Company faces significant competition as competitors imitate the Company’s product features and applications within their products to offer more competitive solutions. The Company also expects competition to intensify as competitors imitate the Company’s approach to providing components seamlessly within their offerings or work collaboratively to offer integrated solutions. Some of the Company’s competitors have broad product lines, low-priced products, large installed bases of active devices, and large customer bases. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors have the resources, experience or cost structures to provide products and services at little or no profit or even at a loss. The Company has a minority market share in the global smartphone, personal computer, tablet and wearables markets, and some of the markets in which the Company competes have from time to time experienced little to no growth or contracted overall.
Supply of Components
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets, wearables and accessories. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations. Restrictions on international trade can increase the cost or limit the availability of the Company’s products and the components and rare earths and other raw materials that go into them.
The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The Company has entered into agreements for the supply of many components; however, the Company may not be able to extend or renew agreements for the supply of components on similar terms, or at all, and may not be successful in obtaining sufficient quantities from its suppliers or in a timely manner, or in identifying and obtaining sufficient quantities from an alternative source. In addition, component suppliers may fail, be subject to consolidation within a particular industry, or decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms, or at all.
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
Intellectual Property
The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its hardware, software and services. This includes patents, designs, copyrights, trademarks, trade secrets and other forms of intellectual property rights in the U.S. and various foreign countries. Although the Company believes the ownership of such intellectual property rights is an important factor in differentiating its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.
The Company regularly files patent, design, copyright and trademark applications to protect innovations arising from its hardware, software and service research, development, design and marketing, and is currently pursuing thousands of applications around the world. Over time, the Company has accumulated a large portfolio of issued and registered intellectual property rights around the world. No single intellectual property right is solely responsible for protecting the Company’s products and services. The Company believes the duration of its intellectual property rights is adequate relative to the expected lives of its products and services.
Apple Inc. | 2025 Form 10-K | 3

In addition to Company-owned intellectual property, many of the Company’s products and services include technology or intellectual property that must be licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of the Company’s products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all.
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
Human Capital
The Company believes that its people play an important role in its success, and strives to attract, develop and retain the best talent. The Company works to create a culture of collaboration, one where people with a broad range of backgrounds and perspectives can come together to innovate and do the best work of their lives. The Company is an equal opportunity employer committed to inclusion and to providing a workplace free of harassment or discrimination. As of September 27, 2025, the Company had approximately 166,000 full-time equivalent employees.
The Company believes that compensation should be competitive and equitable, and offers discretionary cash and equity awards to enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, the Company offers a wide variety of benefits for employees around the world, including health, wellness and time away.
The Company invests in resources to help its people develop and achieve their career goals. The Company offers programs through Apple University on leadership, management and influence, as well as Apple culture and values. Team members can also take advantage of online classes for business, technical and personal development.
The Company believes that open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company conducts surveys that gauge employee sentiment in areas like career development, manager performance and inclusion.
The Company is committed to the safety and security of its team members everywhere it operates. The Company supports employees with general safety, security and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (“SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investor.apple.com/investor-relations/sec-filings/default.aspx when such reports are available on the SEC’s website. The Company periodically provides certain information for investors on its corporate website, www.apple.com, and its investor relations website, investor.apple.com. This includes press releases and other information about financial performance, information on corporate governance, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
Apple Inc. | 2025 Form 10-K | 4

Item 1A.    Risk Factors
The following summarizes factors that could have a material adverse effect on the Company’s business, reputation, results of operations, financial condition and stock price. The Company may not be able to accurately predict, control or mitigate these risks. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. The risks and uncertainties described below are not exhaustive and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future.
This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Macroeconomic and Industry Risks
The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect the Company’s business, results of operations, financial condition and stock price.
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
Uncertainty about, or a decline in, global or regional economic conditions can also have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.
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
Apple Inc. | 2025 Form 10-K | 5

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
The Company has a large, global business with sales outside the U.S. representing a majority of the Company’s total net sales, and the Company believes that it generally benefits from growth in international trade. A significant majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam, in addition to sourcing from partners and facilities located in the U.S. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. Restrictive measures can increase the cost or limit the availability of the Company’s products and the components and rare earths and other raw materials that go into them. Restrictive measures can also require the Company to change suppliers, restructure business relationships and operations, refrain from offering and distributing or cease to offer and distribute affected products, services and third-party applications to its customers, and increase the prices of its products and services. Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Trade and other international disputes can also have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. Global supply chains can be highly concentrated, and an escalation of geopolitical tensions or conflict could result in significant disruptions. Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S. (“U.S. Tariffs”), including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. Tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.
Many of the Company’s operations, retail stores and facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. Global climate change is resulting in certain types of natural disasters and extreme weather occurring more frequently or with more intense effects. In addition, the Company’s and its suppliers’ operations, retail stores and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues and other events beyond the Company’s control.
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
Apple Inc. | 2025 Form 10-K | 6

Following any interruption to its business, the Company can require substantial recovery time, incur significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company. While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise. Any of the foregoing can materially adversely affect the Company’s business, results of operations, financial condition and stock price.
Global markets for the Company’s products and services are highly competitive and subject to rapid technological change, and the Company may be unable to compete effectively in these markets.
The Company’s products and services are offered in highly competitive global markets. These markets are characterized by aggressive price competition, downward pressure on gross margins, continual improvement in product performance, and price sensitivity on the part of consumers and businesses. These markets are further defined by frequent introduction of new products and services, short product life cycles, evolving industry standards, and rapid adoption of technological advancements.
The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies to the marketplace. The Company designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. These investments may not achieve expected returns, and the Company may not be able to develop and market new products and services successfully.
The Company’s ability to compete successfully also depends on the effective protection and enforcement of its intellectual property rights. Regulatory requirements, government investigations and litigation can force the Company to withdraw from, or modify its products and services for, certain countries and limit its ability to derive value from, or to enjoin others from using, its intellectual property rights. Additionally, they may require the Company to share its innovations with competitors. Any of these outcomes can have a negative impact on the Company’s competitive advantage and materially adversely affect its business, results of operations, financial condition and stock price.
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
The Company’s products and services face substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and service offerings. In addition, the Company faces significant competition as competitors imitate the Company’s product features and applications within their products to offer more competitive solutions. The Company also expects competition to intensify as competitors imitate the Company’s approach to providing components seamlessly within their offerings or work collaboratively to offer integrated solutions. Some of the Company’s competitors have broad product lines, low-priced products, large installed bases of active devices, and large customer bases. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors have the resources, experience or cost structures to provide products and services at little or no profit or even at a loss. The Company has a minority market share in the global smartphone, personal computer, tablet and wearables markets, and some of the markets in which the Company competes have from time to time experienced little to no growth or contracted overall.
If the Company is unable to compete successfully, its business, reputation, results of operations, financial condition and stock price can be materially adversely affected.
Apple Inc. | 2025 Form 10-K | 7

Business Risks
To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products and services.
Due to the highly volatile and competitive nature of the markets and industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, navigate global regulatory requirements and barriers to market access, and successfully manage the transition to these new and upgraded products and services. The success of new product and service introductions depends on a number of factors, including the Company’s ability to recruit and retain highly skilled personnel to execute on its strategic initiatives, and the timely and successful development and market acceptance of new products, services and technologies. Success also relies on the Company’s ability to manage the risks associated with new technologies and production ramp-up issues, the effective integration of third-party services and technologies into the Company’s products and services, the availability, delivery and performance of application software or other third-party support for the Company’s products and services, the effective management of manufacturing and other purchase commitments and the management of inventory levels in line with anticipated product demand, and the availability of products in appropriate quantities and at expected costs to meet anticipated demand. Additionally, quality issues or other defects or deficiencies can adversely affect the success of new product and service introductions and market acceptance. New products, services and technologies may replace or supersede existing offerings and may produce lower revenues and lower profit margins. The Company may not be able to successfully manage future introductions and transitions of products and services, which can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
A significant majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam, in addition to sourcing from partners and facilities located in the U.S. The Company relies on single-source partners in the U.S., Asia and Europe to supply and manufacture many components, and on partners primarily located in Asia, for final assembly of substantially all of the Company’s hardware products. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control has from time to time had, and may in the future have, an adverse effect on the cost, quality or quantity of products manufactured or services provided, or adversely affect the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company generally remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and experiences unanticipated product defect liabilities from time to time. While the Company relies on its partners to adhere to its supplier code of conduct, violations of the supplier code of conduct occur from time to time and can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Changes or additions to the Company’s supply chain require considerable time and resources and involve significant risks and uncertainties, including exposure to additional regulatory and operational risks.
Future operating results depend upon the Company’s ability to obtain components in sufficient quantities on commercially reasonable terms.
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect the Company’s business, results of operations, financial condition and stock price. For example, the global semiconductor industry has in the past experienced high demand and shortages of supply, which adversely affected the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms, or at all. Such disruptions could occur in the future.
Additionally, the Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The Company may not be able to extend or renew agreements for the supply of components on similar terms, or at all, and may not be successful in obtaining sufficient quantities from its suppliers in a timely manner, or in identifying and obtaining sufficient quantities from an alternative source. In addition, component suppliers may fail, be subject to consolidation within a particular industry, or decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms, or at all. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its business, results of operations, financial condition and stock price.
Apple Inc. | 2025 Form 10-K | 8

The Company’s products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products and services. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including health. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, from time to time the Company’s services have not performed as anticipated and may not meet customer expectations. The introduction of new and complex technologies, such as artificial intelligence features, can increase these and other safety risks, including exposing users to harmful, inaccurate or other negative content and experiences. The Company may not be able to detect and fix all issues and defects in the hardware, software and services it offers, which can result in widespread technical and performance issues affecting the Company’s products and services. Errors, bugs and vulnerabilities can be exploited by third parties, compromising the safety and security of a user’s device. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
The Company is exposed to the risk of write-downs on the value of its inventory and other assets, in addition to purchase commitment cancellation risk.
The Company records a write-down for product and component inventories if cost exceeds net realizable value. The Company reviews other assets, including capital assets held at its suppliers’ facilities, inventory prepayments and other long-lived assets, for impairment whenever events or circumstances indicate the assets may not be recoverable. Although the Company believes its inventory, capital assets, inventory prepayments and other assets are currently recoverable, the Company may incur write-downs, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.
The Company orders components for its products and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize purchase commitments. The Company accrues necessary cancellation fee reserves for orders of excess products and components.
The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms, or at all.
The Company’s products and services include technology or intellectual property that must be licensed from third parties. In addition, because of technological changes in the industries in which the Company currently competes or in the future may compete, current extensive intellectual property coverage and the rapid rate of new intellectual property rights generation, the Company’s products and services may be alleged to infringe existing intellectual property rights of others. This risk may be exacerbated by the use of new and emerging technologies, including machine learning and artificial intelligence, which can involve, among other things, the acquisition and use of copyrighted materials for training as well as the potential reproduction of copyrighted materials in their outputs. From time to time, the Company has been notified that it may be infringing certain intellectual property rights of third parties. The Company is not always able to obtain all necessary licenses to third-party intellectual property rights on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, can require the Company to modify certain products, services or features or preclude the Company from selling certain products or services and expose the Company to significant licensing costs, all of which can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | 2025 Form 10-K | 9

The Company’s future performance depends in part on support from third-party software developers.
The Company believes decisions by customers to purchase its hardware products depend in part on the availability of third-party software applications and services. Third-party developers may discontinue the development and maintenance of software applications and services for the Company’s products. If third-party software applications and services cease to be developed and maintained for the Company’s products, customers may choose not to buy the Company’s products, adversely impacting the Company’s business, results of operations, financial condition and stock price.
The Company believes that third-party developer support depends on the perceived benefits of creating software and services for the Company’s products compared to competitors’ platforms, such as Android for smartphones and tablets, Windows for personal computers and tablets, and PlayStation, Nintendo and Xbox for gaming platforms. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of product sales, and the costs of developing such applications and services.
The Company’s minority market share in the global smartphone, personal computer, tablet and wearables markets can make developers less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for competitors’ products with larger market share. When developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices can suffer.
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
Much of the Company’s future success depends on the talents and efforts of its team members and the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of the Company’s key personnel are located. Periods of intense competition for talent in particular fields can lead to increased costs as the Company seeks to offer competitive compensation to recruit and retain highly skilled employees. In addition to competition for talent, workforce dynamics are constantly evolving and the Company must navigate changes effectively in order to achieve its strategic initiatives. Laws and regulations, including immigration, labor and employment laws and export controls, among others, can materially adversely affect the Company’s ability to recruit and retain a highly skilled, global workforce. If the Company does not effectively manage changing workforce dynamics and regulatory requirements, it could materially adversely affect the Company’s culture, operational flexibility, strategy and costs, all of which can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company believes that its distinctive and inclusive culture is a significant driver of its success. If the Company is unable to nurture its culture, it could materially adversely affect the Company’s ability to recruit and retain the highly skilled employees who are critical to its success, and could otherwise materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | 2025 Form 10-K | 10

The Company depends on the performance of carriers and other resellers.
The Company distributes its products and certain of its services through cellular network carriers and other resellers, many of which distribute products and services from competitors. Resellers offer financing, installment payment plans or subsidies for users’ purchases of devices, and such plans may be discontinued or modified any time.
The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, improving product placement displays, and developing and making digital marketing assets available to resellers. These programs can require a substantial investment while not assuring return or incremental sales. For example, the purchasing preferences and behaviors of consumers may change, the financial condition of resellers could weaken, resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products, all of which could materially adversely impact the Company’s business, results of operations, financial condition and stock price.
The Company’s business and reputation are impacted by information technology system failures and network disruptions.
The Company and its global supply chain are dependent on complex information technology systems and are exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. System upgrades, redundancy and other continuity measures may be ineffective or inadequate, and the Company’s or its vendors’ business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact the Company’s business by, among other things, preventing access to the Company’s online services, interfering with customer transactions or impeding the manufacturing and shipping of the Company’s products. These events could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Losses or unauthorized access to or releases of confidential information, including personal information, could subject the Company to significant reputational, financial, legal and operational consequences.
The Company’s business requires it to use and store confidential information, including personal and sensitive health and financial information with respect to the Company’s customers and employees. The Company devotes significant resources to systems and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company’s business also requires it to share confidential information with suppliers and other third parties. The Company relies on global suppliers that are also exposed to ransomware and other malicious attacks that can disrupt business operations. Although the Company takes steps to secure confidential information that is provided to or accessible by third parties working on the Company’s behalf, such measures are not always effective and losses or unauthorized access to, or releases of, confidential information occur. Such incidents and other malicious attacks could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks target the confidentiality, integrity or availability of confidential information and may disrupt normal business operations. Attacks can impair the Company’s ability to attract and retain customers for its products and services, affect its stock price, damage commercial relationships, and expose the Company to litigation or government investigations, potentially resulting in penalties, fines or judgments. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents. In addition, attacks against the Company and its customers can escalate during periods of geopolitical tensions or conflict.
Although malicious attacks perpetrated to gain access to confidential information, including personal information, affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the value of the confidential information it creates, owns, manages, stores and processes.
Apple Inc. | 2025 Form 10-K | 11

As with all companies, the security the Company has implemented may not be sufficient for all eventualities and are vulnerable to hacking, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties can fraudulently induce the Company’s or its suppliers’ and other third parties’ employees or customers into disclosing usernames, passwords or other sensitive information, which can, in turn, be used for unauthorized access to the Company’s or such suppliers’ or third parties’ systems and services. To help protect customers and the Company, the Company deploys and makes available technologies like multifactor authentication, monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, can result in the delay or loss of customer orders or impede customer access to the Company’s products and services.
While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
Investment in new business strategies, commercial relationships and acquisitions could disrupt the Company’s ongoing business, present risks not originally contemplated, and materially adversely affect the Company’s business, reputation, results of operations and financial condition.
The Company has invested, and in the future may invest, in new business strategies, commercial relationships and acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Some transactions, including investments and acquisitions, are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, a counterparty’s failure to perform or deliver as anticipated, or the imposition of onerous conditions that could delay or prevent the Company from completing a transaction or otherwise limit the Company’s ability to fully realize the anticipated benefits of a transaction. New business strategies and ventures are inherently risky and may not be successful. The Company’s business strategies and investments may not be successful, which could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Legal and Regulatory Compliance Risks
The Company’s business, results of operations and financial condition could be adversely impacted by unfavorable results of legal proceedings or government investigations.
The Company is subject to various claims, legal proceedings and government investigations that have arisen in the ordinary course of business and have not yet been fully resolved, and new matters may arise in the future. In addition, the Company enters into agreements that include indemnification provisions that can subject the Company to costs and damages in the event of a claim against an indemnified third party. The number of claims, legal proceedings and government investigations involving the Company, and the alleged magnitude of such claims, proceedings and government investigations, has generally increased over time and may continue to increase.
The Company has faced and continues to face a significant number of patent claims relating to its standards-enabled products, and new claims may arise in the future, including as a result of new legal or regulatory frameworks. For example, technology, data and other intellectual property asset–holding companies frequently assert their intellectual property rights and seek royalties and often enter into litigation based on allegations of infringement or other violations of intellectual property rights. These risks, and the risks of novel claims being attempted, may be exacerbated as new and emerging technologies, including machine learning and artificial intelligence, are further integrated into the Company’s products and services. The Company is vigorously defending infringement actions in courts in several U.S. jurisdictions, as well as internationally in various countries. The plaintiffs in these actions frequently seek broad injunctive relief and substantial damages.
Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming and disruptive to the Company’s operations. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. However, such agreements may not always be available on acceptable terms, and litigation may still arise. Such agreements can also significantly reduce the Company’s revenue and increase the Company’s cost of sales and operating expenses, materially adversely affecting the Company’s business, results of operations, financial condition and stock price. Additionally, such agreements may require the Company to change its business practices and limit the Company’s ability to offer certain products and services.
Apple Inc. | 2025 Form 10-K | 12

The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s results of operations, financial condition and stock price for that reporting period could be materially adversely affected. Further, such an outcome can result in significant monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company. Adverse resolution of legal matters has from time to time required, and can in the future require, the Company to change its business practices. It can also limit the Company’s ability to enjoin others from using, or to derive value from, its intellectual property rights, and to develop, manufacture, use, import or offer for sale certain products and services, all of which could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.
The Company’s global operations are subject to complex and changing laws and regulations worldwide on subjects including antitrust; privacy, data security and data localization; online safety; age verification; consumer protection; advertising, sales, billing and e-commerce; financial services and technology; product liability; intellectual property ownership and infringement; digital platforms; machine learning and artificial intelligence; internet, telecommunications and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; national security; tax; and environmental, health and safety, including electronic waste, recycling, product design and climate change.
Compliance with these laws and regulations is onerous and expensive. New and changing laws, regulations, executive orders, directives, and enforcement priorities can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product, service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s business or supply chain. New and changing laws, regulations, executive orders, directives, and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied. If the Company is found to have violated such laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Risks and costs related to new and changing laws, regulations, executive orders, directives, and enforcement priorities increase as the Company’s products and services are introduced into specialized applications, including health and financial services, or as the Company expands the use of technologies, such as machine learning and artificial intelligence features, and must navigate new legal, regulatory and ethical considerations relating to such technologies.
Regulatory changes and other actions that materially adversely affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. For example, the Company is subject to changing regulations relating to the export and import of its products. The Company’s programs, policies and procedures may not be effective in preventing a violation or a claim of a violation. As a result, the Company’s products could be banned, delayed or prohibited from importation, which could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Varied stakeholder expectations about social and other issues expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Various stakeholders, including governments, regulators, investors, employees, customers and others, have differing expectations about a wide range of social and other issues related to the Company’s business. The Company makes statements about its values, including the environmental and societal impact of its business, through various reports, information provided on the Company’s website, and in press statements and other communications. The Company also pursues environmental and other goals and initiatives that involve risks and uncertainties, require investments, and depend in part on third-party performance or data that is outside the Company’s control, and the Company may not be able to fully achieve all of its goals and initiatives. Efforts by the Company to advance its business and values, or achieve its goals and further its initiatives, or to align with stakeholders’ expectations, or comply with evolving, varied and at times conflicting federal, state and international laws, executive orders, regulations and standards, or any failure or perceived failure to do so, can result in adverse reactions by consumers and other stakeholders, including the commencement of legal and regulatory proceedings against the Company, and can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | 2025 Form 10-K | 13

The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to increasing regulation, government investigations, legal actions and penalties.
From time to time, the Company has made changes to its business, including actions taken in response to litigation, competition, market conditions and legal and regulatory requirements. The Company expects to make further business changes in the future. For example, in the U.S., the Company has implemented changes to how developers communicate with consumers within apps on the U.S. storefront of the iOS and iPadOS App Store regarding alternative purchasing mechanisms and is currently subject to a court order preventing it from imposing any commission or fee on certain purchases that consumers make.
Globally, several jurisdictions have adopted, or may in the future adopt, competition-related laws and regulations imposing wide-ranging obligations on technology companies and significant limitations on businesses, including the Company. For example, the Company has implemented changes to iOS, iPadOS, the App Store and Safari® in the EU as it seeks to comply with the Digital Markets Act (“DMA”), including new business terms and alternative fee structures for iOS and iPadOS apps, alternative methods of distribution for iOS and iPadOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces for developers. The Company has also continued to make changes to its compliance plan in response to feedback and engagement with the Commission. Although the Company’s compliance plan is intended to address the DMA’s obligations, it has been challenged by the Commission and may be challenged further by private litigants. The DMA provides for significant fines and penalties for noncompliance. While the changes introduced by the Company in the EU are intended to reduce new privacy and security risks that the DMA poses to EU users, many risks will remain. Changes to the Company’s business in response to the DMA or other laws and regulations could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company is also currently subject to antitrust investigations and litigation in various jurisdictions around the world, which can result in legal proceedings and claims against the Company that could, individually or in the aggregate, have a material adverse impact on the Company’s business, results of operations, financial condition and stock price. For example, the Company is subject to civil antitrust lawsuits in the U.S. alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” generally in violation of U.S. antitrust laws. In addition, the Company is the subject of investigations in Europe and other jurisdictions relating to App Store terms and conditions. If such investigations or litigation are resolved against the Company, the Company can be exposed to significant fines and may be required to make further changes to its business practices, all of which could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations, financial condition and stock price. For example, the Company earns revenue from licensing arrangements with Google LLC (“Google”) and other companies to offer their search services on the Company’s platforms and applications, and certain of these arrangements are currently subject to government investigations and legal proceedings. On August 5, 2024, Google was found to have violated U.S. antitrust laws. In connection with this finding, on September 2, 2025, the U.S. District Court for the District of Columbia (“D.C. District Court”) ordered certain remedies. The court’s order is subject to further proceedings before the D.C. District Court, which may result in changes to the interpretation or application of the remedies ordered by the court, as well as new or changed remedies being ordered. The court’s order is also subject to appeal by both the U.S. Department of Justice (“DOJ”) and Google. A reversal of the order on appeal could result in imposition of certain remedies initially proposed by the DOJ, such as those prohibiting Google from offering the Company commercial terms for search distribution. If implemented, these remedies could materially adversely affect the Company’s ability to earn revenue from such licensing arrangements.
The Company’s business, results of operations, financial condition and stock price can be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future. Changes to the Company’s business practices to comply with new laws and regulations or in connection with legal proceedings can negatively impact the reputation of the Company’s products for privacy and security. Such changes in business practices can also otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, lost sales, and lower profit margins.
Apple Inc. | 2025 Form 10-K | 14

The Company’s business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding the collection, use, protection and transfer of personal data.
The Company is subject to an increasing number of federal, state and international laws relating to the collection, use, retention, protection and transfer of various types of personal data. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal data among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Noncompliance could result in significant penalties or legal liability.
The Company makes statements about its use and disclosure of personal data through its privacy policy, information provided on its website, press statements and other privacy notices provided to customers. Any failure or perceived failure by the Company to comply with these public statements or with federal, state or international privacy or data protection laws and regulations could result in inquiries, proceedings and penalties from governmental entities or others. Such a failure or perceived failure could also result in reputational impacts, ongoing audit requirements and significant legal liability. The risks of inadvertent disclosure of personal data can increase with the introduction of new and complex technologies, such as artificial intelligence features, further exacerbating such risks.
In addition to the risks generally relating to the collection, use, retention, protection and transfer of personal data, the Company is also subject to specific obligations relating to the collection and processing of data associated with minors, as well as information considered sensitive under applicable laws, such as health, biometric, financial and payment card data. Health, biometric, financial and payment card data are subject to additional privacy, security and breach notification requirements, and the Company is subject to audit by governmental authorities regarding the Company’s compliance with these obligations. If the Company fails to adequately comply with these rules and requirements, the Company can be subject to litigation or government investigations, can be liable for associated investigatory expenses, and can incur significant fees or fines.
The Company is also subject to new and changing laws and regulations regarding online safety, including enhanced protections for minors and mandatory age verification requirements. These laws and regulations can increase regulatory risks by requiring complex compliance measures and significant modifications to the Company’s products, services and operations, and may lead to operational disruptions, heightened privacy and data security risks, increased costs and potential liability and fines, all of which can have a material adverse impact on the Company’s business, financial condition, results of operations and stock price.
Financial Risks
The Company’s net sales and gross margins are subject to volatility and downward pressure due to a variety of factors.
The Company’s gross margins vary significantly across its products, services, geographic segments and distribution channels and can change over time. The Company’s net sales and gross margins are subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; supply shortages; potential increases in the cost of components, outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; the imposition of new or increased tariffs and other trade restrictions, their overall magnitude and duration, and retaliatory actions in response; and the introduction of new products or services, including new products or services with lower profit margins. These and other factors could have a materially adverse impact on the Company’s results of operations, financial condition and stock price. Further, the Company generates a significant portion of its net sales from a single product category and a decline in demand for that product could significantly impact net sales and gross margins.
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
Apple Inc. | 2025 Form 10-K | 15

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
The Company’s investments can be negatively affected by changes in liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Although the Company has not realized significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s results of operations, financial condition and stock price.
The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products and certain of its services through third-party cellular network carriers and other resellers. The Company also sells its products and services directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture subassemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 27, 2025, the Company’s vendor non-trade receivables were concentrated among a few individual vendors located primarily in Asia. If the Company is unable to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, the Company’s results of operations, financial condition and stock price could be materially adversely affected.
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
The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. The outcome of such examinations is inherently uncertain. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s business, results of operations, financial condition and stock price could be materially adversely affected.
Apple Inc. | 2025 Form 10-K | 16

General Risks
The price of the Company’s stock is subject to volatility.
The Company’s stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. The Company believes the price of its stock should reflect expectations of future growth and profitability. The Company also believes the price of its stock should reflect expectations that its cash dividend will continue at current levels or grow, and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors (“Board”), and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
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
The Company’s Information Security team coordinates with teams across the Company to prevent, respond to and manage security incidents, and engages third parties, as appropriate, to assess, test or otherwise assist with aspects of its security processes and incident response. A dedicated Supplier Trust team manages information security risks the Company is exposed to through its supplier relationships. The Company has processes to log, track, address, and escalate for further assessment and report, as appropriate, cybersecurity incidents across the Company and its suppliers to senior management and the Audit and Finance Committee (“Audit Committee”) of the Board. The Company’s enterprise risk management program is designed to identify, assess, and monitor the Company’s business risks, including financial, operational, compliance and reputational risks, and reflects management’s assessment of cybersecurity risks.
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
Item 2.    Properties
The Company’s headquarters is located in Cupertino, California. As of September 27, 2025, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
Apple Inc. | 2025 Form 10-K | 17

Item 3.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the Commission announced that it had opened a formal noncompliance investigation against the Company under Article 5(4) of the EU DMA (“Article 5(4) Investigation”). The Article 5(4) Investigation relates to how developers may communicate and promote offers to end users for apps distributed through the App Store, as well as how developers may conclude contracts with those end users. On June 24, 2024, the Commission announced that it had opened an additional formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA (“Article 6(4) Investigation”). On April 23, 2025, the Commission fined the Company €500 million in the Article 5(4) Investigation and issued a cease and desist order requiring the Company to remove technical and commercial restrictions that prevent developers from steering users to alternative distribution channels outside the App Store. The Company has appealed the Commission’s Article 5(4) decision. Also on April 23, 2025, the Commission issued preliminary findings in the Article 6(4) Investigation. If the Commission makes a final determination in the Article 6(4) Investigation that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. The Commission may also seek to impose additional fines if it deems that the Company has violated a cease and desist order. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
Department of Justice Lawsuit
On March 21, 2024, the DOJ and a number of state and district attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of New Jersey against the Company alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” in violation of U.S. antitrust laws. The DOJ is seeking equitable relief to redress the alleged anticompetitive behavior. In addition, various civil litigation matters have been filed in state and federal courts in the U.S. alleging similar violations of U.S. antitrust laws and seeking monetary damages and other nonmonetary relief. The Company believes it has substantial defenses and intends to vigorously defend itself.
Epic Games
Epic Games, Inc. filed a lawsuit in the U.S. District Court for the Northern District of California (“California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Review Guidelines violate California’s unfair competition law and issued an injunction (the “2021 Injunction”) enjoining the Company from prohibiting developers from including in their apps buttons, external links, or other calls to action that direct customers to purchasing mechanisms other than the Company’s in-app purchase system. The 2021 Injunction applies to apps on the U.S. storefronts of the iOS and iPadOS App Stores. On January 16, 2024, the Company implemented a plan to comply with the 2021 Injunction and filed a statement of compliance with the California District Court. On September 30, 2024, the Company filed a motion with the California District Court to narrow or vacate the 2021 Injunction. On April 30, 2025, the California District Court found the Company to be in violation of the 2021 Injunction and enjoined the Company from imposing any commission or any fee on purchases that consumers make outside an app; restricting, conditioning, limiting, or prohibiting how developers guide consumers to purchases outside an app; or otherwise interfering with a consumer’s choice to proceed in or out of an app. The California District Court also denied the Company’s motion to narrow or vacate the 2021 Injunction and referred the Company to the U.S. Attorney for the Northern District of California for a determination whether criminal contempt proceedings are appropriate. The Company will continue to vigorously defend its actions and employees, and has appealed the California District Court’s most recent decision to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit Court”). Although the Company’s request to stay the decision pending appeal was denied, the Ninth Circuit Court has agreed to consider the Company’s appeal on an expedited basis, with oral arguments heard in October 2025.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the fourth quarter of 2025 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2025 Form 10-K | 18

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 17, 2025, there were 22,429 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 27, 2025, was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2025 to August 2, 2025:
Open market and privately negotiated purchases	33,265	$210.43	33,265

August 3, 2025 to August 30, 2025:
Open market and privately negotiated purchases	28,986	$224.25	28,986

August 31, 2025 to September 27, 2025:
Open market and privately negotiated purchases	27,247	$238.56	27,247
Total	89,498			$99,779
(1)On May 2, 2024, the Company announced a program to repurchase up to $110 billion of the Company’s common stock. During the fourth quarter of 2025, the Company utilized the final $19.8 billion under the May 2024 program. On May 1, 2025, the Company announced an additional program to repurchase up to $100 billion of the Company’s common stock. As of September 27, 2025, $221 million of the May 2025 program had been utilized. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | 2025 Form 10-K | 19

Company Stock Performance
The following graph shows a comparison of five-year cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the Dow Jones U.S. Technology Total Stock Market Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Technology Total Stock Market Index as of the market close on September 25, 2020. Past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Apple Inc., the S&P 500 Index and the Dow Jones U.S. Technology Total Stock Market Index

$300
$200
$100
$0
9/25/20
9/25/21
9/24/22
9/30/23
9/28/24
9/27/25
Apple Inc.
S&P 500 Index
Dow Jones U.S. Technology Total Stock Market Index

	September 2020	September 2021	September 2022	September 2023	September 2024	September 2025
Apple Inc.	$100	$132	$136	$155	$208	$234
S&P 500 Index	$100	$137	$115	$136	$185	$217
Dow Jones U.S. Technology Total Stock Market Index	$100	$147	$107	$147	$220	$287
Item 6.    [Reserved]
Apple Inc. | 2025 Form 10-K | 20

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024.
Product, Service and Software Announcements
The Company announces new product, service and software offerings at various times during the year. Significant announcements during fiscal year 2025 included the following:
First Quarter 2025:
•MacBook Pro
•Mac mini
•iMac
•iPad mini
Second Quarter 2025:
•iPhone 16e
•iPad Air
•iPad
•MacBook Air
•Mac Studio
Third Quarter 2025:
•iOS 26, macOS Tahoe 26, iPadOS 26, watchOS 26, visionOS 26 and tvOS 26
Fourth Quarter 2025:
•iPhone 17, iPhone Air, iPhone 17 Pro and iPhone 17 Pro Max
•Apple Watch Series 11, Apple Watch SE 3 and Apple Watch Ultra 3
•AirPods Pro 3
Fiscal Period
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first quarter of 2023. The Company’s fiscal years 2025 and 2024 spanned 52 weeks each, whereas fiscal year 2023 spanned 53 weeks.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | 2025 Form 10-K | 21

Tariffs and Other Measures
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
Segment Operating Performance
The following table shows net sales by reportable segment for 2025, 2024 and 2023 (dollars in millions):

	2025	Change	2024	Change	2023
Americas	$178,353	7%	$167,045	3%	$162,560
Europe	111,032	10%	101,328	7%	94,294
Greater China	64,377	(4)%	66,952	(8)%	72,559
Japan	28,703	15%	25,052	3%	24,257
Rest of Asia Pacific	33,696	10%	30,658	4%	29,615
Total net sales	$416,161	6%	$391,035	2%	$383,285
Americas
Americas net sales increased during 2025 compared to 2024 primarily due to higher net sales of iPhone and Services. The weakness in foreign currencies relative to the U.S. dollar had an unfavorable year-over-year impact on Americas net sales during 2025.
Europe
Europe net sales increased during 2025 compared to 2024 primarily due to higher net sales of Services, iPhone and Mac.
Greater China
Greater China net sales decreased during 2025 compared to 2024 primarily due to lower net sales of iPhone, partially offset by higher net sales of Mac.
Japan
Japan net sales increased during 2025 compared to 2024 primarily due to higher net sales of iPhone, Services and iPad.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2025 compared to 2024 primarily due to higher net sales of iPhone, Services and Mac.
Apple Inc. | 2025 Form 10-K | 22

Products and Services Performance
The following table shows net sales by category for 2025, 2024 and 2023 (dollars in millions):

	2025	Change	2024	Change	2023
iPhone	$209,586	4%	$201,183	—%	$200,583
Mac	33,708	12%	29,984	2%	29,357
iPad	28,023	5%	26,694	(6)%	28,300
Wearables, Home and Accessories	35,686	(4)%	37,005	(7)%	39,845
Services (1)	109,158	14%	96,169	13%	85,200
Total net sales	$416,161	6%	$391,035	2%	$383,285
(1)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales increased during 2025 compared to 2024 due to higher net sales of Pro models.
Mac
Mac net sales increased during 2025 compared to 2024 primarily due to higher net sales of laptops and desktops.
iPad
iPad net sales increased during 2025 compared to 2024 primarily due to higher net sales of iPad Air, iPad mini and iPad, partially offset by lower net sales of iPad Pro.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during 2025 compared to 2024 primarily due to lower net sales of Accessories and Wearables.
Services
Services net sales increased during 2025 compared to 2024 primarily due to higher net sales from advertising, the App Store and cloud services.
Apple Inc. | 2025 Form 10-K | 23

Gross Margin
Products and Services gross margin and gross margin percentage for 2025, 2024 and 2023 were as follows (dollars in millions):

	2025	2024	2023
Gross margin:
Products	$112,887	$109,633	$108,803
Services	82,314	71,050	60,345
Total gross margin	$195,201	$180,683	$169,148

Gross margin percentage:
Products	36.8%	37.2%	36.5%
Services	75.4%	73.9%	70.8%
Total gross margin percentage	46.9%	46.2%	44.1%
Products Gross Margin
Products gross margin increased during 2025 compared to 2024 primarily due to favorable costs and a different mix of products, partially offset by tariff costs.
Products gross margin percentage decreased during 2025 compared to 2024 primarily due to a different mix of products and tariff costs, partially offset by other favorable costs.
Services Gross Margin
Services gross margin increased during 2025 compared to 2024 primarily due to higher Services net sales and a different mix of services.
Services gross margin percentage increased during 2025 compared to 2024 primarily due to a different mix of services, partially offset by higher costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for 2025, 2024 and 2023 were as follows (dollars in millions):

	2025	Change	2024	Change	2023
Research and development	$34,550	10%	$31,370	5%	$29,915
Percentage of total net sales	8%		8%		8%
Selling, general and administrative	$27,601	6%	$26,097	5%	$24,932
Percentage of total net sales	7%		7%		7%
Total operating expenses	$62,151	8%	$57,467	5%	$54,847
Percentage of total net sales	15%		15%		14%
Research and Development
The growth in R&D expense during 2025 compared to 2024 was primarily driven by increases in headcount-related expenses and infrastructure-related costs.
Selling, General and Administrative
The growth in selling, general and administrative expense during 2025 compared to 2024 was primarily driven by increases in headcount-related expenses and variable selling expenses.
Apple Inc. | 2025 Form 10-K | 24

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for 2025, 2024 and 2023 were as follows (dollars in millions):

	2025	2024	2023
Provision for income taxes	$20,719	$29,749	$16,741
Effective tax rate	15.6%	24.1%	14.7%
Statutory federal income tax rate	21%	21%	21%
The Company’s effective tax rate for 2025 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, including the impact of changes in unrecognized tax benefits, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by a change in valuation allowance and state income taxes.
The Company’s effective tax rate for 2025 was lower compared to 2024 due to a $10.7 billion year-over-year decrease in the provision for income taxes related to the State Aid Decision (refer to Note 7, “Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) and the impact of changes in unrecognized tax benefits, partially offset by a change in valuation allowance and a higher effective tax rate on foreign earnings.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and marketable securities, which totaled $132.4 billion as of September 27, 2025, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s material cash requirements include the following contractual obligations:
Debt
As of September 27, 2025, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $91.3 billion (collectively the “Notes”), with $12.4 billion payable within 12 months. Future interest payments associated with the Notes total $37.0 billion, with $2.6 billion payable within 12 months.
The Company also issues unsecured short-term promissory notes pursuant to a commercial paper program. As of September 27, 2025, the Company had $8.0 billion of commercial paper outstanding, which was payable within 12 months.
Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. As of September 27, 2025, the Company had fixed lease payment obligations of $16.8 billion, with $2.6 billion payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of September 27, 2025, the Company had manufacturing purchase obligations of $56.2 billion, with $55.4 billion payable within 12 months.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations to acquire capital assets, including assets related to product manufacturing, and noncancelable obligations related to supplier arrangements, licensed intellectual property and content, and distribution rights. As of September 27, 2025, the Company had other purchase obligations of $14.8 billion, with $7.0 billion payable within 12 months.
Deemed Repatriation Tax Payable
As of September 27, 2025, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) was $8.8 billion, which was payable within 12 months.
Apple Inc. | 2025 Form 10-K | 25

Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program. The program does not obligate the Company to acquire a minimum amount of shares. As of September 27, 2025, the Company’s quarterly cash dividend was $0.26 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board.
In May 2025, the Company announced a new share repurchase program of up to $100 billion and raised its quarterly dividend from $0.25 to $0.26 per share beginning in May 2025. During 2025, the Company repurchased $89.3 billion of its common stock and paid dividends and dividend equivalents of $15.4 billion.
Recent Accounting Pronouncements
Internal-Use Software
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for the Company in its first quarter of 2029, and early adoption is permitted. The Company is currently evaluating the timing and method of its adoption of ASU 2025-06.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its fourth quarter of 2028 using a prospective transition method.
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
Apple Inc. | 2025 Form 10-K | 26

Legal and Other Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company records a liability when it is probable a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
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
The following table sets forth potential impacts on the Company’s investment portfolio and term debt, including the effects of any associated derivatives, that would result from a hypothetical increase in relevant interest rates as of September 27, 2025 and September 28, 2024 (dollars in millions):

Interest Rate Sensitive Instrument	Hypothetical Interest Rate Increase	Potential Impact	2025	2024
Investment portfolio	100 basis points, all tenors	Decline in fair value	$2,416	$2,755
Term debt	100 basis points, all tenors	Increase in annual interest expense	$129	$139
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
The Company applied a value-at-risk (“VAR”) model to its foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VAR model used a Monte Carlo simulation. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. Based on the results of the model, the Company estimates, with 95% confidence, a maximum one-day loss in fair value of $590 million and $538 million as of September 27, 2025 and September 28, 2024, respectively. Changes in the Company’s underlying foreign currency exposures, which were excluded from the assessment, generally offset changes in the fair values of the Company’s foreign currency derivatives.
Apple Inc. | 2025 Form 10-K | 27

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2025 Form 10-K | 28

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Years ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net sales:
Products	$307,003	$294,866	$298,085
Services	109,158	96,169	85,200
Total net sales	416,161	391,035	383,285

Cost of sales:
Products	194,116	185,233	189,282
Services	26,844	25,119	24,855
Total cost of sales	220,960	210,352	214,137
Gross margin	195,201	180,683	169,148

Operating expenses:
Research and development	34,550	31,370	29,915
Selling, general and administrative	27,601	26,097	24,932
Total operating expenses	62,151	57,467	54,847

Operating income	133,050	123,216	114,301
Other income/(expense), net	(321)	269	(565)
Income before provision for income taxes	132,729	123,485	113,736
Provision for income taxes	20,719	29,749	16,741
Net income	$112,010	$93,736	$96,995

Earnings per share:
Basic	$7.49	$6.11	$6.16
Diluted	$7.46	$6.08	$6.13

Shares used in computing earnings per share:
Basic	14,948,500	15,343,783	15,744,231
Diluted	15,004,697	15,408,095	15,812,547
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2025 Form 10-K | 29

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net income	$112,010	$93,736	$96,995
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(267)	395	(765)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	849	(832)	323
Adjustment for net (gains)/losses realized and included in net income	(212)	(1,337)	(1,717)
Total change in unrealized gains/losses on derivative instruments	637	(2,169)	(1,394)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	817	5,850	1,563
Adjustment for net (gains)/losses realized and included in net income	414	204	253
Total change in unrealized gains/losses on marketable debt securities	1,231	6,054	1,816

Total other comprehensive income/(loss)	1,601	4,280	(343)
Total comprehensive income	$113,611	$98,016	$96,652
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2025 Form 10-K | 30

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 27, 2025	September 28, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$35,934	$29,943
Marketable securities	18,763	35,228
Accounts receivable, net	39,777	33,410
Vendor non-trade receivables	33,180	32,833
Inventories	5,718	7,286
Other current assets	14,585	14,287
Total current assets	147,957	152,987

Non-current assets:
Marketable securities	77,723	91,479
Property, plant and equipment, net	49,834	45,680
Other non-current assets	83,727	74,834
Total non-current assets	211,284	211,993
Total assets	$359,241	$364,980

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$69,860	$68,960
Other current liabilities	66,387	78,304
Deferred revenue	9,055	8,249
Commercial paper	7,979	9,967
Term debt	12,350	10,912
Total current liabilities	165,631	176,392

Non-current liabilities:
Term debt	78,328	85,750
Other non-current liabilities	41,549	45,888
Total non-current liabilities	119,877	131,638
Total liabilities	285,508	308,030

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,773,260 and 15,116,786 shares issued and outstanding, respectively	93,568	83,276
Accumulated deficit	(14,264)	(19,154)
Accumulated other comprehensive loss	(5,571)	(7,172)
Total shareholders’ equity	73,733	56,950
Total liabilities and shareholders’ equity	$359,241	$364,980
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2025 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per-share amounts)

	Years ended
	September 27, 2025	September 28, 2024	September 30, 2023
Total shareholders’ equity, beginning balances	$56,950	$62,146	$50,672

Common stock and additional paid-in capital:
Beginning balances	83,276	73,812	64,849
Common stock issued	1,498	1,423	1,346
Common stock withheld related to net share settlement of equity awards	(4,452)	(3,993)	(3,521)
Share-based compensation	13,246	12,034	11,138
Ending balances	93,568	83,276	73,812

Accumulated deficit:
Beginning balances	(19,154)	(214)	(3,068)
Net income	112,010	93,736	96,995
Dividends and dividend equivalents declared	(15,413)	(15,218)	(14,996)
Common stock withheld related to net share settlement of equity awards	(1,655)	(1,612)	(2,099)
Common stock repurchased	(90,052)	(95,846)	(77,046)
Ending balances	(14,264)	(19,154)	(214)

Accumulated other comprehensive loss:
Beginning balances	(7,172)	(11,452)	(11,109)
Other comprehensive income/(loss)	1,601	4,280	(343)
Ending balances	(5,571)	(7,172)	(11,452)

Total shareholders’ equity, ending balances	$73,733	$56,950	$62,146

Dividends and dividend equivalents declared per share or RSU	$1.02	$0.98	$0.94
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2025 Form 10-K | 32

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended
	September 27, 2025	September 28, 2024	September 30, 2023
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$29,943	$30,737	$24,977

Operating activities:
Net income	112,010	93,736	96,995
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,698	11,445	11,519
Share-based compensation expense	12,863	11,688	10,833
Other	(89)	(2,266)	(2,227)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,682)	(3,788)	(1,688)
Vendor non-trade receivables	(347)	(1,356)	1,271
Inventories	1,400	(1,046)	(1,618)
Other current and non-current assets	(9,197)	(11,731)	(5,684)
Accounts payable	902	6,020	(1,889)
Other current and non-current liabilities	(11,076)	15,552	3,031
Cash generated by operating activities	111,482	118,254	110,543

Investing activities:
Purchases of marketable securities	(24,407)	(48,656)	(29,513)
Proceeds from maturities of marketable securities	40,907	51,211	39,686
Proceeds from sales of marketable securities	12,890	11,135	5,828
Payments for acquisition of property, plant and equipment	(12,715)	(9,447)	(10,959)
Other	(1,480)	(1,308)	(1,337)
Cash generated by investing activities	15,195	2,935	3,705

Financing activities:
Payments for taxes related to net share settlement of equity awards	(5,960)	(5,441)	(5,431)
Payments for dividends and dividend equivalents	(15,421)	(15,234)	(15,025)
Repurchases of common stock	(90,711)	(94,949)	(77,550)
Proceeds from issuance of term debt, net	4,481	—	5,228
Repayments of term debt	(10,932)	(9,958)	(11,151)
Proceeds from/(Repayments of) commercial paper, net	(2,032)	3,960	(3,978)
Other	(111)	(361)	(581)
Cash used in financing activities	(120,686)	(121,983)	(108,488)

Increase/(Decrease) in cash, cash equivalents, and restricted cash and cash equivalents	5,991	(794)	5,760
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$35,934	$29,943	$30,737

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$43,369	$26,102	$18,679
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2025 Form 10-K | 33

Apple Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries. The preparation of these consolidated financial statements and accompanying notes in conformity with GAAP requires the use of management estimates. Certain prior period amounts in the notes to consolidated financial statements have been reclassified to conform to the current period’s presentation.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the first fiscal quarter of 2023. The Company’s fiscal years 2025 and 2024 spanned 52 weeks each, whereas fiscal year 2023 spanned 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Recently Adopted Accounting Pronouncements
Segment Reporting
Beginning with the 2025 annual reporting period, the Company adopted the FASB’s ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 using a retrospective transition method.
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
Trade Receivables
Trade receivables are stated at transaction price.
Marketable Securities
The cost of securities sold is determined using the specific identification method.
Inventories
Inventories are measured using the first-in, first-out method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is recognized on a straight-line basis.
Apple Inc. | 2025 Form 10-K | 34

Derivative Instruments
The Company presents derivative assets and liabilities at their gross fair values in the Consolidated Balance Sheets.
Income Taxes
The Company records certain deferred tax assets and liabilities in connection with the minimum tax on certain foreign earnings created by the TCJA.
Leases
The Company combines and accounts for lease and nonlease components as a single lease component for leases of corporate and retail facilities.
Note 2 – Revenue
The Company recognizes revenue at the amount to which it expects to be entitled when control of products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s Products net sales, control transfers when products are shipped. For the Company’s Services net sales, control transfers over time as services are delivered. Payment for Products and Services net sales is collected within a short period following transfer of control or commencement of delivery of services, as applicable.
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
Apple Inc. | 2025 Form 10-K | 35

The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for 2025, 2024 and 2023 (in millions):

	2025	2024	2023
iPhone	$209,586	$201,183	$200,583
Mac	33,708	29,984	29,357
iPad	28,023	26,694	28,300
Wearables, Home and Accessories	35,686	37,005	39,845
Services (1)	109,158	96,169	85,200
Total net sales	$416,161	$391,035	$383,285

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$8,229	$7,728	$8,169
(1)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 13, “Segment Information and Geographic Data” for 2025, 2024 and 2023, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of September 27, 2025 and September 28, 2024, the Company had total deferred revenue of $13.7 billion and $12.8 billion, respectively. As of September 27, 2025, the Company expects 66% of total deferred revenue to be realized in less than a year, 23% within one-to-two years, 9% within two-to-three years and 2% in greater than three years.
Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2025, 2024 and 2023 (net income in millions and shares in thousands):

	2025	2024	2023
Numerator:
Net income	$112,010	$93,736	$96,995

Denominator:
Weighted-average basic shares outstanding	14,948,500	15,343,783	15,744,231
Effect of dilutive share-based awards	56,197	64,312	68,316
Weighted-average diluted shares	15,004,697	15,408,095	15,812,547

Basic earnings per share	$7.49	$6.11	$6.16
Diluted earnings per share	$7.46	$6.08	$6.13
Approximately 24 million restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share for 2023 because their effect would have been antidilutive.
Apple Inc. | 2025 Form 10-K | 36

Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 27, 2025 and September 28, 2024 (in millions):

	2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,267	$—	$—	$28,267	$28,267	$—	$—
Level 1:
Money market funds	5,272	—	—	5,272	5,272	—	—
Mutual funds	679	177	(2)	854	—	854	—
Subtotal	5,951	177	(2)	6,126	5,272	854	—
Level 2 (1):
U.S. Treasury securities	16,074	56	(282)	15,848	1,190	3,712	10,946
U.S. agency securities	5,269	—	(149)	5,120	251	2,456	2,413
Non-U.S. government securities	6,586	111	(424)	6,273	—	855	5,418
Certificates of deposit and time deposits	917	—	—	917	904	—	13
Commercial paper	100	—	—	100	50	50	—
Corporate debt securities	47,210	266	(916)	46,560	—	10,623	35,937
Municipal securities	207	—	(2)	205	—	119	86
Mortgage- and asset-backed securities	24,130	126	(1,252)	23,004	—	94	22,910
Subtotal	100,493	559	(3,025)	98,027	2,395	17,909	77,723
Total	$134,711	$736	$(3,027)	$132,420	$35,934	$18,763	$77,723

	2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$27,199	$—	$—	$27,199	$27,199	$—	$—
Level 1:
Money market funds	778	—	—	778	778	—	—
Mutual funds	515	105	(3)	617	—	617	—
Subtotal	1,293	105	(3)	1,395	778	617	—
Level 2 (1):
U.S. Treasury securities	16,150	45	(516)	15,679	212	4,087	11,380
U.S. agency securities	5,431	—	(272)	5,159	155	703	4,301
Non-U.S. government securities	17,959	93	(484)	17,568	1,158	10,810	5,600
Certificates of deposit and time deposits	873	—	—	873	387	478	8
Commercial paper	1,066	—	—	1,066	28	1,038	—
Corporate debt securities	65,622	270	(1,953)	63,939	26	16,027	47,886
Municipal securities	412	—	(7)	405	—	190	215
Mortgage- and asset-backed securities	24,595	175	(1,403)	23,367	—	1,278	22,089
Subtotal	132,108	583	(4,635)	128,056	1,966	34,611	91,479
Total (2)(3)	$160,600	$688	$(4,638)	$156,650	$29,943	$35,228	$91,479
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
Apple Inc. | 2025 Form 10-K | 37

As of September 27, 2025, 80% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 15% between 5 and 10 years, and 5% greater than 10 years. As of September 27, 2025, 13% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 14% between 5 and 10 years, and 73% greater than 10 years.
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
Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in accumulated other comprehensive income/(loss) and subsequently reclassified into earnings when the hedged transaction affects earnings, and in the same line item in the Consolidated Statements of Operations. Gains and losses arising from amounts that are included in the assessment of fair value hedge effectiveness are recognized in the Consolidated Statements of Operations line item to which the hedge relates along with offsetting losses and gains related to the change in value of the hedged item.
For derivative instruments designated as cash flow and fair value hedges, amounts excluded from the assessment of hedge effectiveness are recognized on a straight-line basis over the life of the hedge in the Consolidated Statements of Operations line item to which the hedge relates. Changes in the fair value of amounts excluded from the assessment of hedge effectiveness are recognized in other comprehensive income/(loss).
Gains and losses arising from changes in the fair values of derivative instruments that are not designated as accounting hedges are recognized in the Consolidated Statements of Operations.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of September 27, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 17 years.
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
Apple Inc. | 2025 Form 10-K | 38

The notional amounts of the Company’s outstanding derivative instruments as of September 27, 2025 and September 28, 2024, were as follows (in millions):

	2025	2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$62,647	$64,069
Interest rate contracts	$12,875	$14,575

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$109,079	$91,493
As of September 27, 2025 and September 28, 2024, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $12.6 billion and $13.5 billion, respectively.
Accounts Receivable
Trade Receivables
As of September 27, 2025, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 12%. The Company’s third-party cellular network carriers accounted for 34% and 38% of total trade receivables as of September 27, 2025 and September 28, 2024, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of September 27, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 46% and 23%. As of September 28, 2024, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 44% and 23%.
Note 5 – Property, Plant and Equipment
The following table shows the Company’s gross property, plant and equipment by major asset class and accumulated depreciation as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Land and buildings	$27,337	$24,690
Machinery, equipment and internal-use software	83,420	80,205
Leasehold improvements	15,091	14,233
Gross property, plant and equipment	125,848	119,128
Accumulated depreciation	(76,014)	(73,448)
Total property, plant and equipment, net	$49,834	$45,680
Depreciation expense on property, plant and equipment was $8.0 billion, $8.2 billion and $8.5 billion during 2025, 2024 and 2023, respectively.
Apple Inc. | 2025 Form 10-K | 39

Note 6 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 27, 2025 and September 28, 2024 (in millions):
Other Non-Current Assets

	2025	2024
Deferred tax assets	$20,777	$19,499
Other non-current assets	62,950	55,335
Total other non-current assets	$83,727	$74,834
Other Current Liabilities

	2025	2024
Income taxes payable	$13,016	$26,601
Accrued distribution and marketing	8,919	7,679
Other current liabilities	44,452	44,024
Total other current liabilities	$66,387	$78,304
Note 7 – Income Taxes
European Commission State Aid Decision
On August 30, 2016, the Commission announced its decision that Ireland granted state aid to the Company by providing tax opinions in 1991 and 2007 concerning the tax allocation of profits of the Irish branches of two subsidiaries of the Company (“State Aid Decision”). The State Aid Decision ordered Ireland to calculate and recover additional taxes from the Company for the period June 2003 through December 2014. Irish legislative changes, effective as of January 2015, eliminated the application of the tax opinions from that date forward.
The Company and Ireland appealed the State Aid Decision to the General Court of the Court of Justice of the European Union (“General Court”). On July 15, 2020, the General Court annulled the State Aid Decision. On September 25, 2020, the Commission appealed the General Court’s decision to the European Court of Justice (“ECJ”). On September 10, 2024, the ECJ announced that it had set aside the 2020 judgment of the General Court and confirmed the Commission’s 2016 State Aid Decision. As a result, during the fourth quarter of 2024 the Company recorded a one-time income tax charge of $10.2 billion, net, which represented $15.8 billion payable to Ireland via release of amounts held in escrow, partially offset by a U.S. foreign tax credit of $4.8 billion and a decrease in unrecognized tax benefits of $823 million.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2025, 2024 and 2023, consisted of the following (in millions):

	2025	2024	2023
Federal:
Current	$11,487	$5,571	$9,445
Deferred	(1,804)	(3,080)	(3,644)
Total	9,683	2,491	5,801
State:
Current	1,680	1,726	1,570
Deferred	(139)	(298)	(49)
Total	1,541	1,428	1,521
Foreign:
Current	8,891	25,483	8,750
Deferred	604	347	669
Total	9,495	25,830	9,419
Provision for income taxes	$20,719	$29,749	$16,741
Foreign pretax earnings were $82.0 billion, $77.3 billion and $72.9 billion in 2025, 2024 and 2023, respectively.
Apple Inc. | 2025 Form 10-K | 40

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (21% in 2025, 2024 and 2023) to income before provision for income taxes for 2025, 2024 and 2023 is as follows (dollars in millions):

	2025	2024	2023
Computed expected tax	$27,873	$25,932	$23,885
Earnings of foreign subsidiaries	(8,120)	(5,311)	(5,744)
Change in valuation allowance	2,091	—	—
Research and development credit, net	(1,049)	(1,397)	(1,212)
Impact of the State Aid Decision	(486)	10,246	—
Other	410	279	(188)
Provision for income taxes	$20,719	$29,749	$16,741
Effective tax rate	15.6%	24.1%	14.7%
Deferred Tax Assets and Liabilities
As of September 27, 2025 and September 28, 2024, the significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	2025	2024
Deferred tax assets:
Capitalized research and development	$15,041	$10,739
Tax credit carryforwards	8,643	8,856
Accrued liabilities and other reserves	6,154	6,114
Deferred revenue	2,953	3,413
Lease liabilities	2,577	2,410
Other	3,049	3,341
Total deferred tax assets	38,417	34,873
Less: Valuation allowance	(10,966)	(8,866)
Total deferred tax assets, net	27,451	26,007
Deferred tax liabilities:
Depreciation	3,276	2,551
Right-of-use assets	2,300	2,125
Minimum tax on foreign earnings	1,217	1,674
Other	678	455
Total deferred tax liabilities	7,471	6,805
Net deferred tax assets	$19,980	$19,202
As of September 27, 2025, the Company had $4.7 billion in foreign tax credit carryforwards in Ireland and $4.0 billion in California R&D credit carryforwards, both of which can be carried forward indefinitely. A valuation allowance has been recorded for the credit carryforwards and a portion of other temporary differences.
Apple Inc. | 2025 Form 10-K | 41

Uncertain Tax Positions
As of September 27, 2025, the total amount of gross unrecognized tax benefits was $23.2 billion, of which $10.6 billion, if recognized, would impact the Company’s effective tax rate. As of September 28, 2024, the total amount of gross unrecognized tax benefits was $22.0 billion, of which $10.8 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2025, 2024 and 2023 is as follows (in millions):

	2025	2024	2023
Beginning balances	$22,038	$19,454	$16,758
Increases related to tax positions taken during a prior year	1,971	1,727	2,044
Decreases related to tax positions taken during a prior year	(71)	(386)	(1,463)
Increases related to tax positions taken during the current year	3,795	2,542	2,628
Decreases related to settlements with taxing authorities	(2,939)	(1,070)	(19)
Decreases related to expiration of the statute of limitations	(1,552)	(229)	(494)
Ending balances	$23,242	$22,038	$19,454
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years 2018 and after 2021 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination. Although the timing of resolution or closure of examinations is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease as much as $6 billion in the next 12 months.
Note 8 – Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. These leases typically have original terms not exceeding 10 years and generally contain multiyear renewal options, some of which are reasonably certain of exercise.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $2.1 billion for 2025 and $2.0 billion for both 2024 and 2023. Lease costs associated with variable payments on the Company’s leases were $16.1 billion, $13.8 billion and $13.9 billion for 2025, 2024 and 2023, respectively.
The Company made fixed cash payments related to operating leases of $2.1 billion in 2025 and $1.9 billion in both 2024 and 2023. Noncash activities involving right-of-use (“ROU”) assets obtained in exchange for lease liabilities were $2.8 billion, $1.0 billion and $2.1 billion for 2025, 2024 and 2023, respectively.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 27, 2025 and September 28, 2024 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2025	2024
Right-of-use assets:
Operating leases	Other non-current assets	$11,205	$10,234
Finance leases	Property, plant and equipment, net	1,033	1,069
Total right-of-use assets		$12,238	$11,303

Lease liabilities:
Operating leases	Other current liabilities	$1,579	$1,488
	Other non-current liabilities	10,911	10,046
Finance leases	Other current liabilities	538	144
	Other non-current liabilities	692	752
Total lease liabilities		$13,720	$12,430
Apple Inc. | 2025 Form 10-K | 42

Lease liability maturities as of September 27, 2025, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026	$1,967	$563	$2,530
2027	1,988	73	2,061
2028	1,848	51	1,899
2029	1,585	48	1,633
2030	1,381	43	1,424
Thereafter	5,956	801	6,757
Total undiscounted liabilities	14,725	1,579	16,304
Less: Imputed interest	(2,235)	(349)	(2,584)
Total lease liabilities	$12,490	$1,230	$13,720
The weighted-average remaining lease term related to the Company’s lease liabilities as of September 27, 2025 and September 28, 2024 was 9.8 years and 10.3 years, respectively. The discount rate related to the Company’s lease liabilities as of September 27, 2025 and September 28, 2024 was 3.4% and 3.1%, respectively. The discount rates related to the Company’s lease liabilities are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of September 27, 2025, the Company had $523 million of fixed payment obligations under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases are expected to commence between 2026 and 2027, with lease terms ranging from 1 year to 21 years.
Note 9 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 27, 2025 and September 28, 2024, the Company had $8.0 billion and $10.0 billion of commercial paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s commercial paper was 4.19% and 5.00% as of September 27, 2025 and September 28, 2024, respectively. The following table provides a summary of cash flows associated with commercial paper for 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(5,820)	$3,960	$(1,333)

Maturities greater than 90 days:
Proceeds from commercial paper	5,836	—	—
Repayments of commercial paper	(2,048)	—	(2,645)
Proceeds from/(Repayments of) commercial paper, net	3,788	—	(2,645)

Total proceeds from/(repayments of) commercial paper, net	$(2,032)	$3,960	$(3,978)
Apple Inc. | 2025 Form 10-K | 43

Term Debt
The Company has outstanding Notes, which are senior unsecured obligations with interest payable in arrears. The following table provides a summary of the Company’s term debt as of September 27, 2025 and September 28, 2024:

	Maturities (calendar year)	2025		2024
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2023 debt issuances:
Fixed-rate 0.000% – 4.850% notes	2025 – 2062	$86,781	0.03% – 5.75%	$97,341	0.03% – 6.65%

2025 debt issuance:
Fixed-rate 4.000% – 4.750% notes	2028 – 2035	4,500	4.07% – 4.83%	—
Total term debt principal		91,281		97,341

Unamortized premium/(discount) and issuance costs, net		(309)		(321)
Hedge accounting fair value adjustments		(294)		(358)
Total term debt		90,678		96,662
Less: Current portion of term debt		(12,350)		(10,912)
Total non-current portion of term debt		$78,328		$85,750
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
The future principal payments for the Company’s Notes as of September 27, 2025, are as follows (in millions):

2026	$12,393
2027	10,078
2028	9,300
2029	5,235
2030	4,972
Thereafter	49,303
Total term debt principal	$91,281
As of September 27, 2025 and September 28, 2024, the fair value of the Company’s Notes, based on Level 2 inputs, was $80.4 billion and $88.4 billion, respectively.
Note 10 – Shareholders’ Equity
Share Repurchase Program
During 2025, the Company repurchased 402 million shares of its common stock for $89.3 billion. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | 2025 Form 10-K | 44

Shares of Common Stock
The following table shows the changes in shares of common stock for 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Common stock outstanding, beginning balances	15,116,786	15,550,061	15,943,425
Common stock repurchased	(401,672)	(499,372)	(471,419)
Common stock issued, net of shares withheld for employee taxes	58,146	66,097	78,055
Common stock outstanding, ending balances	14,773,260	15,116,786	15,550,061
Note 11 – Share-Based Compensation
2022 Employee Stock Plan
The Apple Inc. 2022 Employee Stock Plan (“2022 Plan”) is a shareholder-approved plan that provides for broad-based equity grants to employees, including executive officers, and permits the granting of RSUs, stock grants, performance-based awards, stock options and stock appreciation rights. RSUs granted under the 2022 Plan generally vest over four years, based on continued employment, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. All RSUs granted under the 2022 Plan have dividend equivalent rights, which entitle holders of RSUs to the same dividend value per share as holders of common stock. A maximum of approximately 1.3 billion shares were authorized for issuance pursuant to 2022 Plan awards at the time the plan was approved on March 4, 2022.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2025 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 28, 2024	163,326	$158.73
RSUs granted	73,466	$226.68
RSUs vested	(76,845)	$159.85
RSUs forfeited	(8,373)	$183.03
Balance as of September 27, 2025	151,574	$189.75
The weighted-average grant-date fair value of RSUs granted in 2024 and 2023 was $173.78 and $150.87, respectively. The Company estimates the grant-date fair value of RSUs based on the closing price of the Company’s common stock on the date of grant.
The total vesting-date fair value of RSUs was $17.1 billion, $15.8 billion and $15.9 billion for 2025, 2024 and 2023, respectively. The majority of RSUs that vested in 2025, 2024 and 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. Total payments to taxing authorities for employees’ tax obligations were $6.1 billion in 2025 and $5.6 billion in both 2024 and 2023.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Share-based compensation expense	$12,863	$11,688	$10,833
Income tax benefit related to share-based compensation expense	$(3,602)	$(3,350)	$(3,421)
As of September 27, 2025, the total unrecognized compensation cost related to outstanding RSUs was $21.8 billion, which the Company expects to recognize over a weighted-average period of 2.5 years.
Apple Inc. | 2025 Form 10-K | 45

Note 12 – Commitments, Contingencies and Supply Concentrations
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed intellectual property and content, and distribution rights. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of September 27, 2025, are as follows (in millions):

2026	$4,752
2027	3,708
2028	1,981
2029	1,306
2030	788
Thereafter	773
Total	$13,308
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
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets, wearables and accessories. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations. Restrictions on international trade can increase the cost or limit the availability of the Company’s products and the components and rare earths and other raw materials that go into them.
The Company uses some custom components that are not commonly used by its competitors, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or their manufacturing capacities have increased. The Company has entered into agreements for the supply of many components; however, the Company may not be able to extend or renew agreements for the supply of components on similar terms, or at all, and may not be successful in obtaining sufficient quantities from its suppliers or in a timely manner, or in identifying and obtaining sufficient quantities from an alternative source. In addition, component suppliers may fail, be subject to consolidation within a particular industry, or decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms, or at all.
Substantially all of the Company’s hardware products are manufactured by outsourcing partners that are located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam.
Apple Inc. | 2025 Form 10-K | 46

Note 13 – Segment Information and Geographic Data
The Company manages its business primarily on a geographic basis. The Company’s CEO is its CODM.
The Company’s reportable segments consist of the Americas, Europe, Greater China, Japan and Rest of Asia Pacific. Americas includes both North and South America. Europe includes European countries, as well as India, the Middle East and Africa. Greater China includes China mainland, Hong Kong and Taiwan. Rest of Asia Pacific includes Australia, New Zealand and those Asian countries not included in the Company’s other reportable segments. Although the reportable segments provide similar hardware and software products and similar services, each one is managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region.
The CODM uses segment net sales and operating income information to make certain decisions, such as product and service pricing, and to decide how to allocate resources related to sales activities and marketing investments. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s retail stores located in those geographic locations. Operating income for each segment consists of net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. The information provided to the CODM for purposes of making decisions and assessing segment performance excludes asset information.
The following tables show information by reportable segment for 2025, 2024 and 2023 (in millions):

	2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$178,353	$111,032	$64,377	$28,703	$33,696	$—	$416,161
Cost of sales	(95,699)	(58,617)	(35,141)	(13,779)	(17,724)	—	(220,960)
Research and development	—	—	—	—	—	(34,550)	(34,550)
Selling and marketing	(10,174)	(4,676)	(2,319)	(969)	(1,386)	—	(19,524)
General and administrative	—	—	—	—	—	(8,077)	(8,077)
Operating income/(loss)	$72,480	$47,739	$26,917	$13,955	$14,586	$(42,627)	$133,050

	2024
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$167,045	$101,328	$66,952	$25,052	$30,658	$—	$391,035
Cost of sales	(89,587)	(55,197)	(37,519)	(11,744)	(16,305)	—	(210,352)
Research and development	—	—	—	—	—	(31,370)	(31,370)
Selling and marketing	(9,802)	(4,341)	(2,351)	(854)	(1,291)	—	(18,639)
General and administrative	—	—	—	—	—	(7,458)	(7,458)
Operating income/(loss)	$67,656	$41,790	$27,082	$12,454	$13,062	$(38,828)	$123,216

	2023
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$162,560	$94,294	$72,559	$24,257	$29,615	$—	$383,285
Cost of sales	(92,394)	(54,101)	(39,787)	(11,542)	(16,313)	—	(214,137)
Research and development	—	—	—	—	—	(29,915)	(29,915)
Selling and marketing	(9,658)	(4,095)	(2,444)	(827)	(1,236)	—	(18,260)
General and administrative	—	—	—	—	—	(6,672)	(6,672)
Operating income/(loss)	$60,508	$36,098	$30,328	$11,888	$12,066	$(36,587)	$114,301
Apple Inc. | 2025 Form 10-K | 47

The following tables show net sales for 2025, 2024 and 2023 and long-lived assets as of September 27, 2025 and September 28, 2024 for countries that individually accounted for 10% or more of the respective totals, as well as aggregate amounts for the remaining countries (in millions):

	2025	2024	2023
Net sales:
U.S.	$151,790	$142,196	$138,573
China (1)	64,377	66,952	72,559
Other countries	199,994	181,887	172,153
Total net sales	$416,161	$391,035	$383,285

	2025	2024
Long-lived assets:
U.S.	$40,274	$35,664
China (1)	3,617	4,797
Other countries	5,943	5,219
Total long-lived assets	$49,834	$45,680
(1)China includes Hong Kong and Taiwan.
Apple Inc. | 2025 Form 10-K | 48

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. (the “Company”) as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 27, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with U.S. generally accepted accounting principles (“GAAP”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 31, 2025 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. As of September 27, 2025, the total amount of gross unrecognized tax benefits was $23.2 billion, of which $10.6 billion, if recognized, would impact the Company’s effective tax rate. In accounting for some of the uncertain tax positions, the Company uses significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws.

Apple Inc. | 2025 Form 10-K | 49

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
October 31, 2025
Apple Inc. | 2025 Form 10-K | 50

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 27, 2025, and the related notes and our report dated October 31, 2025 expressed an unqualified opinion thereon.
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
October 31, 2025
Apple Inc. | 2025 Form 10-K | 51

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 27, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 27, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | 2025 Form 10-K | 52

Item 9B.    Other Information
On October 31, 2025, the Company announced that Chris Kondo, Senior Director of Corporate Accounting and Principal Accounting Officer, will transition from his role on January 1, 2026. Following the transition, Mr. Kondo will continue to work on other projects. Ben Borders, the Company’s Director of Technical Accounting, will become Senior Director of Corporate Accounting and assume the role of Principal Accounting Officer. Mr. Borders will report to Kevan Parekh, the Company’s Chief Financial Officer.
Insider Trading Arrangements
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after September 27, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (“2026 Proxy Statement”), and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Apple Inc. | 2025 Form 10-K | 53

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
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of August 20, 2024.	8-K	3.2	8/23/24
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
Apple Inc. | 2025 Form 10-K | 54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.18	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.19	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.20	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.21	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.22	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.23	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.24	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
4.25	Officer’s Certificate of the Registrant, dated as of August 5, 2021, including forms of global notes representing the 1.400% Notes due 2028, 1.700% Notes due 2031, 2.700% Notes due 2051 and 2.850% Notes due 2061.	8-K	4.1	8/5/21
Apple Inc. | 2025 Form 10-K | 55

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.26	Indenture, dated as of October 28, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	10/29/21
4.27	Officer’s Certificate of the Registrant, dated as of August 8, 2022, including forms of global notes representing the 3.250% Notes due 2029, 3.350% Notes due 2032, 3.950% Notes due 2052 and 4.100% Notes due 2062.	8-K	4.1	8/8/22
4.28	Officer’s Certificate of the Registrant, dated as of May 10, 2023, including forms of global notes representing the 4.421% Notes due 2026, 4.000% Notes due 2028, 4.150% Notes due 2030, 4.300% Notes due 2033 and 4.850% Notes due 2053.	8-K	4.1	5/10/23
4.29	Officer’s Certificate of the Registrant, dated as of May 12, 2025, including forms of global notes representing the 4.000% Notes due 2028, 4.200% Notes due 2030, 4.500% Notes due 2032 and 4.750% Notes due 2035.	8-K	4.1	5/12/25
4.30*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Apple Inc. Employee Stock Purchase Plan, as amended as of November 6, 2024.	10-Q	10.1	12/28/24
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended November 6, 2024.	10-Q	10.2	12/28/24
10.4*	Apple Inc. 2014 Employee Stock Plan, as amended and restated as of October 1, 2017.	10-K	10.8	9/30/17
10.5*	Form of Restricted Stock Unit Award Agreement under 2014 Employee Stock Plan effective as of August 18, 2020.	10-K	10.16	9/26/20
10.6*	Apple Inc. 2022 Employee Stock Plan.	8-K	10.1	3/4/22
10.7*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.2	3/4/22
10.8*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.3	3/4/22
10.9*	Apple Inc. Executive Cash Incentive Plan.	8-K	10.1	8/19/22
10.10*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.1	12/31/22
10.11*	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.2	12/31/22
10.12*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.19	9/28/24
10.13*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.20	9/28/24
10.14*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.21	9/28/24
10.15*	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.22	9/28/24
19.1	Insider Trading Policy.	10-K	19.1	9/28/24
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
97.1*	Rule 10D-1 Recovery Policy	10-K	97.1	9/28/24
Apple Inc. | 2025 Form 10-K | 56

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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
Apple Inc. | 2025 Form 10-K | 57

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2025	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy D. Cook and Kevan Parekh, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Timothy D. Cook	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2025
TIMOTHY D. COOK

/s/ Kevan Parekh	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 31, 2025
KEVAN PAREKH

/s/ Chris Kondo	Senior Director of Corporate Accounting (Principal Accounting Officer)	October 31, 2025
CHRIS KONDO

/s/ Wanda Austin	Director	October 31, 2025
WANDA AUSTIN

/s/ Alex Gorsky	Director	October 31, 2025
ALEX GORSKY

/s/ Andrea Jung	Director	October 31, 2025
ANDREA JUNG

/s/ Arthur D. Levinson	Director and Chair of the Board	October 31, 2025
ARTHUR D. LEVINSON

/s/ Monica Lozano	Director	October 31, 2025
MONICA LOZANO

/s/ Ronald D. Sugar	Director	October 31, 2025
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	October 31, 2025
SUSAN L. WAGNER
Apple Inc. | 2025 Form 10-K | 58