Form 10-Q
period 2025-12-27
Apple Inc.
filed 2026-01-30
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
or
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
Yes  ☐     No  ☒
14,681,140,000 shares of common stock were issued and outstanding as of January 16, 2026.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended December 27, 2025

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net sales:
Products	$113,743	$97,960
Services	30,013	26,340
Total net sales	143,756	124,300

Cost of sales:
Products	67,478	59,447
Services	7,047	6,578
Total cost of sales	74,525	66,025
Gross margin	69,231	58,275

Operating expenses:
Research and development	10,887	8,268
Selling, general and administrative	7,492	7,175
Total operating expenses	18,379	15,443

Operating income	50,852	42,832
Other income/(expense), net	150	(248)
Income before provision for income taxes	51,002	42,584
Provision for income taxes	8,905	6,254
Net income	$42,097	$36,330

Earnings per share:
Basic	$2.85	$2.41
Diluted	$2.84	$2.40

Shares used in computing earnings per share:
Basic	14,748,158	15,081,724
Diluted	14,810,356	15,150,865
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2026 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net income	$42,097	$36,330
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(159)	(625)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	211	1,651
Adjustment for net (gains)/losses realized and included in net income	237	784
Total change in unrealized gains/losses on derivative instruments	448	2,435

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	424	(1,647)
Adjustment for net (gains)/losses realized and included in net income	4	220
Total change in unrealized gains/losses on marketable debt securities	428	(1,427)

Total other comprehensive income	717	383
Total comprehensive income	$42,814	$36,713
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2026 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	December 27, 2025	September 27, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$45,317	$35,934
Marketable securities	21,590	18,763
Accounts receivable, net	39,921	39,777
Vendor non-trade receivables	30,399	33,180
Inventories	5,875	5,718
Other current assets	15,002	14,585
Total current assets	158,104	147,957

Non-current assets:
Marketable securities	77,888	77,723
Property, plant and equipment, net	50,159	49,834
Other non-current assets	93,146	83,727
Total non-current assets	221,193	211,284
Total assets	$379,297	$359,241

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$70,587	$69,860
Other current liabilities	68,543	66,387
Deferred revenue	9,413	9,055
Commercial paper	1,997	7,979
Term debt	11,827	12,350
Total current liabilities	162,367	165,631

Non-current liabilities:
Term debt	76,685	78,328
Other non-current liabilities	52,055	41,549
Total non-current liabilities	128,740	119,877
Total liabilities	291,107	285,508

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,702,703 and 14,773,260 shares issued and outstanding, respectively	95,221	93,568
Accumulated deficit	(2,177)	(14,264)
Accumulated other comprehensive loss	(4,854)	(5,571)
Total shareholders’ equity	88,190	73,733
Total liabilities and shareholders’ equity	$379,297	$359,241
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2026 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended
	December 27, 2025	December 28, 2024
Total shareholders’ equity, beginning balances	$73,733	$56,950

Common stock and additional paid-in capital:
Beginning balances	93,568	83,276
Common stock withheld related to net share settlement of equity awards	(2,058)	(1,891)
Share-based compensation	3,711	3,383
Ending balances	95,221	84,768

Accumulated deficit:
Beginning balances	(14,264)	(19,154)
Net income	42,097	36,330
Dividends and dividend equivalents declared	(3,880)	(3,819)
Common stock withheld related to net share settlement of equity awards	(936)	(1,102)
Common stock repurchased	(25,194)	(23,476)
Ending balances	(2,177)	(11,221)

Accumulated other comprehensive loss:
Beginning balances	(5,571)	(7,172)
Other comprehensive income	717	383
Ending balances	(4,854)	(6,789)

Total shareholders’ equity, ending balances	$88,190	$66,758

Dividends and dividend equivalents declared per share or RSU	$0.26	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2026 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	December 27, 2025	December 28, 2024
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$35,934	$29,943

Operating activities:
Net income	42,097	36,330
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	3,214	3,080
Share-based compensation expense	3,594	3,286
Other	(528)	(2,009)
Changes in operating assets and liabilities:
Accounts receivable, net	(153)	3,597
Vendor non-trade receivables	2,781	3,166
Inventories	(211)	215
Other current and non-current assets	(10,250)	939
Accounts payable	848	(6,671)
Other current and non-current liabilities	12,533	(11,998)
Cash generated by operating activities	53,925	29,935

Investing activities:
Purchases of marketable securities	(12,693)	(6,124)
Proceeds from maturities of marketable securities	7,510	15,967
Proceeds from sales of marketable securities	2,824	3,492
Payments for acquisition of property, plant and equipment	(2,373)	(2,940)
Other	(154)	(603)
Cash generated by/(used in) investing activities	(4,886)	9,792

Financing activities:
Payments for taxes related to net share settlement of equity awards	(2,922)	(2,921)
Payments for dividends and dividend equivalents	(3,921)	(3,856)
Repurchases of common stock	(24,701)	(23,606)
Repayments of term debt	(2,164)	(1,009)
Repayments of commercial paper, net	(5,910)	(7,944)
Other	(38)	(35)
Cash used in financing activities	(39,656)	(39,371)

Increase in cash, cash equivalents, and restricted cash and cash equivalents	9,383	356
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$45,317	$30,299

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,434	$18,651
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q1 2026 Form 10-Q | 5

Apple Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The condensed consolidated financial statements include the accounts of Apple Inc. and its wholly owned subsidiaries (collectively “Apple” or the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended September 27, 2025 (the “2025 Form 10-K”).
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2026 and 2025 span 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Note 2 – Revenue
The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for the three months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024
iPhone®	$85,269	$69,138
Mac®	8,386	8,987
iPad®	8,595	8,088
Wearables, Home and Accessories	11,493	11,747
Services	30,013	26,340
Total net sales	$143,756	$124,300

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$4,050	$3,690
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information” for the three months ended December 27, 2025 and December 28, 2024, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of December 27, 2025 and September 27, 2025, the Company had total deferred revenue of $14.3 billion and $13.7 billion, respectively. As of December 27, 2025, the Company expects 66% of total deferred revenue to be realized in less than a year, 23% within one-to-two years, 9% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q1 2026 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three months ended December 27, 2025 and December 28, 2024 (net income in millions and shares in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
Numerator:
Net income	$42,097	$36,330

Denominator:
Weighted-average basic shares outstanding	14,748,158	15,081,724
Effect of dilutive share-based awards	62,198	69,141
Weighted-average diluted shares	14,810,356	15,150,865

Basic earnings per share	$2.85	$2.41
Diluted earnings per share	$2.84	$2.40
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 27, 2025 and September 27, 2025 (in millions):

	December 27, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$30,826	$—	$—	$30,826	$30,826	$—	$—
Level 1:
Money market funds	5,959	—	—	5,959	5,959	—	—
Mutual funds	792	195	(2)	985	—	985	—
Subtotal	6,751	195	(2)	6,944	5,959	985	—
Level 2 (1):
U.S. Treasury securities	18,715	64	(211)	18,568	2,302	5,341	10,925
U.S. agency securities	8,692	1	(114)	8,579	4,192	1,998	2,389
Non-U.S. government securities	6,675	117	(399)	6,393	—	771	5,622
Certificates of deposit and time deposits	1,737	—	—	1,737	1,723	—	14
Commercial paper	991	—	—	991	297	694	—
Corporate debt securities	46,682	280	(695)	46,267	18	11,568	34,681
Municipal securities	154	—	(1)	153	—	97	56
Mortgage- and asset-backed securities	25,296	158	(1,117)	24,337	—	136	24,201
Subtotal	108,942	620	(2,537)	107,025	8,532	20,605	77,888
Total	$146,519	$815	$(2,539)	$144,795	$45,317	$21,590	$77,888
Apple Inc. | Q1 2026 Form 10-Q | 7

	September 27, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,267	$—	$—	$28,267	$28,267	$—	$—
Level 1:
Money market funds	5,272	—	—	5,272	5,272	—	—
Mutual funds	679	177	(2)	854	—	854	—
Subtotal	5,951	177	(2)	6,126	5,272	854	—
Level 2 (1):
U.S. Treasury securities	16,074	56	(282)	15,848	1,190	3,712	10,946
U.S. agency securities	5,269	—	(149)	5,120	251	2,456	2,413
Non-U.S. government securities	6,586	111	(424)	6,273	—	855	5,418
Certificates of deposit and time deposits	917	—	—	917	904	—	13
Commercial paper	100	—	—	100	50	50	—
Corporate debt securities	47,210	266	(916)	46,560	—	10,623	35,937
Municipal securities	207	—	(2)	205	—	119	86
Mortgage- and asset-backed securities	24,130	126	(1,252)	23,004	—	94	22,910
Subtotal	100,493	559	(3,025)	98,027	2,395	17,909	77,723
Total	$134,711	$736	$(3,027)	$132,420	$35,934	$18,763	$77,723
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
As of December 27, 2025, 78% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 17% between 5 and 10 years, and 5% greater than 10 years. As of December 27, 2025, 12% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 18% between 5 and 10 years, and 70% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of December 27, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 17 years.
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
Apple Inc. | Q1 2026 Form 10-Q | 8

The notional amounts of the Company’s outstanding derivative instruments as of December 27, 2025 and September 27, 2025, were as follows (in millions):

	December 27, 2025	September 27, 2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$46,619	$62,647
Interest rate contracts	$12,875	$12,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$120,980	$109,079
As of both December 27, 2025 and September 27, 2025, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $12.6 billion.
Accounts Receivable
Trade Receivables
As of December 27, 2025, the Company had two customers that individually represented 10% or more of total trade receivables, which accounted for 15% and 10%. As of September 27, 2025, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 12%. The Company’s third-party cellular network carriers accounted for 35% and 34% of total trade receivables as of December 27, 2025 and September 27, 2025, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of December 27, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 47% and 26%. As of September 27, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 46% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of December 27, 2025 and September 27, 2025 (in millions):
Property, Plant and Equipment, Net

	December 27, 2025	September 27, 2025
Gross property, plant and equipment	$127,320	$125,848
Accumulated depreciation	(77,161)	(76,014)
Total property, plant and equipment, net	$50,159	$49,834
Apple Inc. | Q1 2026 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of December 27, 2025 and September 27, 2025, the Company had $2.0 billion and $8.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with commercial paper for the three months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024
Maturities 90 days or less:
Repayments of commercial paper, net	$(2,122)	$(7,944)

Maturities greater than 90 days:
Repayments of commercial paper	(3,788)	—

Total repayments of commercial paper, net	$(5,910)	$(7,944)
Term Debt
As of December 27, 2025 and September 27, 2025, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $88.5 billion and $90.7 billion, respectively (collectively the “Notes”). As of December 27, 2025 and September 27, 2025, the fair value of the Company’s Notes, based on Level 2 inputs, was $78.1 billion and $80.4 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the three months ended December 27, 2025, the Company repurchased 93 million shares of its common stock for $25.0 billion. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the three months ended December 27, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 27, 2025	151,574	$189.75
RSUs granted	61,897	$256.22
RSUs vested	(33,905)	$173.00
RSUs forfeited	(3,470)	$208.14
Balance as of December 27, 2025	176,096	$215.98
The total vesting-date fair value of RSUs was $8.6 billion and $8.4 billion for the three months ended December 27, 2025 and December 28, 2024, respectively.
Apple Inc. | Q1 2026 Form 10-Q | 10

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024
Share-based compensation expense	$3,594	$3,286
Income tax benefit related to share-based compensation expense	$(1,293)	$(1,332)
As of December 27, 2025, the total unrecognized compensation cost related to outstanding RSUs was $31.5 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.
Note 9 – Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed intellectual property and content, and distribution rights. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of December 27, 2025, are as follows (in millions):

2026 (remaining nine months)	$4,754
2027	8,066
2028	7,005
2029	6,538
2030	5,992
Thereafter	827
Total	$33,182
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
Apple Inc. | Q1 2026 Form 10-Q | 11

Note 10 – Segment Information
The following table shows information by reportable segment for the three months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended December 27, 2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$58,529	$38,146	$25,526	$9,413	$12,142	$—	$143,756
Cost of sales	(31,849)	(19,061)	(13,030)	(4,511)	(6,074)	—	(74,525)
Research and development	—	—	—	—	—	(10,887)	(10,887)
Selling and marketing	(2,727)	(1,295)	(704)	(289)	(382)	—	(5,397)
General and administrative	—	—	—	—	—	(2,095)	(2,095)
Operating income/(loss)	$23,953	$17,790	$11,792	$4,613	$5,686	$(12,982)	$50,852

	Three Months Ended December 28, 2024
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$52,648	$33,861	$18,513	$8,987	$10,291	$—	$124,300
Cost of sales	(28,495)	(18,043)	(9,759)	(4,393)	(5,335)	—	(66,025)
Research and development	—	—	—	—	—	(8,268)	(8,268)
Selling and marketing	(2,644)	(1,211)	(594)	(280)	(372)	—	(5,101)
General and administrative	—	—	—	—	—	(2,074)	(2,074)
Operating income/(loss)	$21,509	$14,607	$8,160	$4,314	$4,584	$(10,342)	$42,832

Apple Inc. | Q1 2026 Form 10-Q | 12

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions and tariffs and other measures on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
The following discussion should be read in conjunction with the 2025 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
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
During the first quarter of 2026, the Company announced the following updated products:
•14-inch MacBook Pro®
•iPad Pro®
•Apple Vision Pro®
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates, component pricing and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
Apple Inc. | Q1 2026 Form 10-Q | 13

Tariffs and Other Measures
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S., including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. On January 14, 2026, initial results were published of the previously announced U.S. Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The announcement of the initial results of the investigation did not impose any additional tariffs affecting the Company’s products at this time. Various modifications to U.S. tariffs have been announced and further changes could be made in the future, which may include additional measures under the Section 232 semiconductor sector investigation, additional sector-based tariffs, or other measures. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, the availability of rare earths and other raw materials and components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.
Segment Operating Performance
The following table shows net sales by reportable segment for the three months ended December 27, 2025 and December 28, 2024 (dollars in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Americas	$58,529	$52,648	11%
Europe	38,146	33,861	13%
Greater China	25,526	18,513	38%
Japan	9,413	8,987	5%
Rest of Asia Pacific	12,142	10,291	18%
Total net sales	$143,756	$124,300	16%
Americas
Americas net sales increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher net sales of iPhone and Services.
Europe
Europe net sales increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Europe net sales during the first quarter of 2026.
Greater China
Greater China net sales increased during the first quarter of 2026 compared to the same quarter in 2025 due to higher net sales of iPhone.
Japan
Japan net sales increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher net sales of iPhone and iPad. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the first quarter of 2026.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher net sales of iPhone and Services.
Apple Inc. | Q1 2026 Form 10-Q | 14

Products and Services Performance
The following table shows net sales by category for the three months ended December 27, 2025 and December 28, 2024 (dollars in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
iPhone	$85,269	$69,138	23%
Mac	8,386	8,987	(7)%
iPad	8,595	8,088	6%
Wearables, Home and Accessories	11,493	11,747	(2)%
Services	30,013	26,340	14%
Total net sales	$143,756	$124,300	16%
iPhone
iPhone net sales increased during the first quarter of 2026 compared to the same quarter in 2025 due to higher net sales of Pro models.
Mac
Mac net sales decreased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to lower net sales of laptops and desktops.
iPad
iPad net sales increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher net sales of iPad and iPad Pro, partially offset by lower net sales of iPad mini®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales decreased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to lower net sales of Wearables.
Services
Services net sales increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q1 2026 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three months ended December 27, 2025 and December 28, 2024, were as follows (dollars in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024
Gross margin:
Products	$46,265	$38,513
Services	22,966	19,762
Total gross margin	$69,231	$58,275

Gross margin percentage:
Products	40.7%	39.3%
Services	76.5%	75.0%
Total gross margin percentage	48.2%	46.9%
Products Gross Margin
Products gross margin and gross margin percentage increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to a different mix of products, partially offset by tariff costs.
Services Gross Margin
Services gross margin increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to higher Services net sales and a different mix of services.
Services gross margin percentage increased during the first quarter of 2026 compared to the same quarter in 2025 primarily due to a different mix of services, partially offset by higher costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for the three months ended December 27, 2025 and December 28, 2024, were as follows (dollars in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Research and development	$10,887	$8,268	32%
Percentage of total net sales	8%	7%
Selling, general and administrative	$7,492	$7,175	4%
Percentage of total net sales	5%	6%
Total operating expenses	$18,379	$15,443	19%
Percentage of total net sales	13%	12%
Research and Development
The growth in research and development (“R&D”) expense during the first quarter of 2026 compared to the same quarter in 2025 was primarily driven by increases in infrastructure-related costs, headcount-related expenses and engineering program costs.
Selling, General and Administrative
The growth in selling, general and administrative expense during the first quarter of 2026 compared to the same quarter in 2025 was primarily driven by increases in headcount-related expenses and variable selling expenses.
Apple Inc. | Q1 2026 Form 10-Q | 16

Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three months ended December 27, 2025 and December 28, 2024, were as follows (dollars in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024
Provision for income taxes	$8,905	$6,254
Effective tax rate	17.5%	14.7%
Statutory federal income tax rate	21%	21%
The Company’s effective tax rate for the first quarter of 2026 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for the first quarter of 2026 was higher compared to the first quarter of 2025 primarily due to the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024 and the tax impact from foreign currency revaluations in the first quarter of 2025 related to the State Aid Decision.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2025 Form 10-K, except for manufacturing purchase obligations and other purchase obligations.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of December 27, 2025, the Company had manufacturing purchase obligations of $44.4 billion, with $43.7 billion payable within 12 months.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations related to supplier arrangements, licensed intellectual property and content, distribution rights, and the acquisition of capital assets related to product manufacturing. As of December 27, 2025, the Company had other purchase obligations of $35.1 billion, with $9.3 billion payable within 12 months.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program. The program does not obligate the Company to acquire a minimum amount of shares. As of December 27, 2025, the Company’s quarterly cash dividend was $0.26 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the first quarter of 2026, the Company repurchased $25.0 billion of its common stock and paid dividends and dividend equivalents of $3.9 billion.
Apple Inc. | Q1 2026 Form 10-Q | 17

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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2025 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2025 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 27, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Apple Inc. | Q1 2026 Form 10-Q | 18

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the European Commission (“Commission”) announced that it had opened a formal noncompliance investigation against the Company under Article 5(4) of the EU Digital Markets Act (“DMA”) (“Article 5(4) Investigation”). The Article 5(4) Investigation relates to how developers may communicate and promote offers to end users for apps distributed through the App Store, as well as how developers may conclude contracts with those end users. On June 24, 2024, the Commission announced that it had opened an additional formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA (“Article 6(4) Investigation”). On April 23, 2025, the Commission fined the Company €500 million in the Article 5(4) Investigation and issued a cease and desist order requiring the Company to remove technical and commercial restrictions that prevent developers from steering users to alternative distribution channels outside the App Store. The Company has appealed the Commission’s Article 5(4) decision. Also on April 23, 2025, the Commission issued preliminary findings in the Article 6(4) Investigation. If the Commission makes a final determination in the Article 6(4) Investigation that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. The Commission may also seek to impose additional fines if it deems that the Company has violated a cease and desist order. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
Department of Justice Lawsuit
On March 21, 2024, the U.S. Department of Justice (“DOJ”) and a number of state and district attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of New Jersey against the Company alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” in violation of U.S. antitrust laws. The DOJ is seeking equitable relief to redress the alleged anticompetitive behavior. In addition, various civil litigation matters have been filed in state and federal courts in the U.S. alleging similar violations of U.S. antitrust laws and seeking monetary damages and other nonmonetary relief. The Company believes it has substantial defenses and intends to vigorously defend itself.
Epic Games
Epic Games, Inc. filed a lawsuit in the U.S. District Court for the Northern District of California (“California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Review Guidelines violate California’s unfair competition law and issued an injunction (the “2021 Injunction”) enjoining the Company from prohibiting developers from including in their apps buttons, external links, or other calls to action that direct customers to purchasing mechanisms other than the Company’s in-app purchase system. On April 30, 2025, the California District Court found the Company to be in violation of the 2021 Injunction and enjoined the Company from imposing any commission or any fee on purchases that consumers make outside an app; restricting, conditioning, limiting, or prohibiting how developers guide consumers to purchases outside an app; or otherwise interfering with a consumer’s choice to proceed in or out of an app (the “2025 Injunction”). The Company appealed the California District Court’s April 2025 decision to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit Court”). On December 11, 2025, the Ninth Circuit Court issued an order upholding the 2025 Injunction in part and modifying certain aspects to allow the Company to require parity in size, form and placement between the Company’s in-app purchase and any links for consumers to make purchases outside an app. The Ninth Circuit Court also held that the Company can charge a commission on link-out purchases, and remanded to the California District Court to further amend or modify the 2025 Injunction, consistent with the Ninth Circuit Court’s order. The deadline for the Company to file a petition for rehearing is March 2, 2026.
Apple Inc. | Q1 2026 Form 10-Q | 19

Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the first quarter of 2026 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 Form 10-K under the heading “Risk Factors.” There have been no material changes to the Company’s risk factors since the 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 27, 2025, was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2025 to November 1, 2025:
Open market and privately negotiated purchases	28,567	$256.69	28,567

November 2, 2025 to November 29, 2025:
Open market and privately negotiated purchases	29,018	$272.25	29,018

November 30, 2025 to December 27, 2025:
Open market and privately negotiated purchases	35,309	$276.61	35,309
Total	92,894			$74,779
(1)On May 1, 2025, the Company announced a program to repurchase up to $100 billion of the Company’s common stock. As of December 27, 2025, $25.2 billion of the May 2025 program had been utilized. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | Q1 2026 Form 10-Q | 20

Item 5.    Other Information
Insider Trading Arrangements
On November 21, 2025, Kevan Parekh, the Company’s Senior Vice President and Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of shares vesting between April 15, 2026 and October 15, 2026, pursuant to certain equity awards granted to Mr. Parekh, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Parekh’s plan will expire on December 31, 2026, subject to early termination in accordance with the terms of the plan.
On November 24, 2025, Deirdre O’Brien, the Company’s Senior Vice President, Retail + People, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which was previously adopted on August 27, 2024 (the “Prior Plan”). The Prior Plan provided for the sale, subject to certain price limits, of shares vesting between April 1, 2025 and October 1, 2026, pursuant to certain equity awards granted to Ms. O’Brien, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. The Prior Plan would have expired on December 31, 2026, subject to early termination in accordance with the terms of the plan. Following termination of the Prior Plan, on November 24, 2025, Ms. O’Brien entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The new plan provides for the sale of shares vesting between April 1, 2026 and October 1, 2026, pursuant to certain equity awards granted to Ms. O’Brien, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Ms. O’Brien’s new plan will expire on December 31, 2026, subject to early termination in accordance with the terms of the plan.
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
Apple Inc. | Q1 2026 Form 10-Q | 21

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2026	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Apple Inc. | Q1 2026 Form 10-Q | 22