Form 10-Q
period 2026-03-28
Apple Inc.
filed 2026-05-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
or
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
Yes  ☐     No  ☒
14,687,356,000 shares of common stock were issued and outstanding as of April 17, 2026.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended March 28, 2026

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales:
Products	$80,208	$68,714	$193,951	$166,674
Services	30,976	26,645	60,989	52,985
Total net sales	111,184	95,359	254,940	219,659

Cost of sales:
Products	49,179	44,030	116,657	103,477
Services	7,224	6,462	14,271	13,040
Total cost of sales	56,403	50,492	130,928	116,517
Gross margin	54,781	44,867	124,012	103,142

Operating expenses:
Research and development	11,419	8,550	22,306	16,818
Selling, general and administrative	7,477	6,728	14,969	13,903
Total operating expenses	18,896	15,278	37,275	30,721

Operating income	35,885	29,589	86,737	72,421
Other income/(expense), net	(52)	(279)	98	(527)
Income before provision for income taxes	35,833	29,310	86,835	71,894
Provision for income taxes	6,255	4,530	15,160	10,784
Net income	$29,578	$24,780	$71,675	$61,110

Earnings per share:
Basic	$2.02	$1.65	$4.87	$4.06
Diluted	$2.01	$1.65	$4.85	$4.05

Shares used in computing earnings per share:
Basic	14,673,278	14,994,082	14,710,718	15,037,903
Diluted	14,725,873	15,056,133	14,768,115	15,103,499
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2026 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income	$29,578	$24,780	$71,675	$61,110
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	67	90	(92)	(535)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	162	(318)	373	1,333
Adjustment for net (gains)/losses realized and included in net income	44	(628)	281	156
Total change in unrealized gains/losses on derivative instruments	206	(946)	654	1,489

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(808)	1,097	(384)	(550)
Adjustment for net (gains)/losses realized and included in net income	14	185	18	405
Total change in unrealized gains/losses on marketable debt securities	(794)	1,282	(366)	(145)

Total other comprehensive income/(loss)	(521)	426	196	809
Total comprehensive income	$29,057	$25,206	$71,871	$61,919
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2026 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 28, 2026	September 27, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$45,572	$35,934
Marketable securities	22,935	18,763
Accounts receivable, net	30,339	39,777
Vendor non-trade receivables	23,172	33,180
Inventories	6,747	5,718
Other current assets	15,349	14,585
Total current assets	144,114	147,957

Non-current assets:
Marketable securities	78,088	77,723
Property, plant and equipment, net	50,116	49,834
Intangible assets, net	21,334	11,093
Other non-current assets	77,430	72,634
Total non-current assets	226,968	211,284
Total assets	$371,082	$359,241

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$57,349	$69,860
Other current liabilities	57,654	66,387
Deferred revenue	9,331	9,055
Commercial paper	1,997	7,979
Term debt	8,310	12,350
Total current liabilities	134,641	165,631

Non-current liabilities:
Term debt	74,404	78,328
Other non-current liabilities	55,546	41,549
Total non-current liabilities	129,950	119,877
Total liabilities	264,591	285,508

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,667,688 and 14,773,260 shares issued and outstanding, respectively	99,507	93,568
Retained earnings/(Accumulated deficit)	12,359	(14,264)
Accumulated other comprehensive loss	(5,375)	(5,571)
Total shareholders’ equity	106,491	73,733
Total liabilities and shareholders’ equity	$371,082	$359,241
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2026 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Total shareholders’ equity, beginning balances	$88,190	$66,758	$73,733	$56,950

Common stock and additional paid-in capital:
Beginning balances	95,221	84,768	93,568	83,276
Common stock issued	878	825	878	825
Common stock withheld related to net share settlement of equity awards	(250)	(206)	(2,308)	(2,097)
Share-based compensation	3,658	3,324	7,369	6,707
Ending balances	99,507	88,711	99,507	88,711

Retained earnings/(Accumulated deficit):
Beginning balances	(2,177)	(11,221)	(14,264)	(19,154)
Net income	29,578	24,780	71,675	61,110
Dividends and dividend equivalents declared	(3,855)	(3,794)	(7,735)	(7,613)
Common stock withheld related to net share settlement of equity awards	(88)	(85)	(1,024)	(1,187)
Common stock repurchased	(11,099)	(25,232)	(36,293)	(48,708)
Ending balances	12,359	(15,552)	12,359	(15,552)

Accumulated other comprehensive loss:
Beginning balances	(4,854)	(6,789)	(5,571)	(7,172)
Other comprehensive income/(loss)	(521)	426	196	809
Ending balances	(5,375)	(6,363)	(5,375)	(6,363)

Total shareholders’ equity, ending balances	$106,491	$66,796	$106,491	$66,796

Dividends and dividend equivalents declared per share or RSU	$0.26	$0.25	$0.52	$0.50
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2026 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$35,934	$29,943

Operating activities:
Net income	71,675	61,110
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	6,653	5,741
Share-based compensation expense	7,122	6,512
Other	(1,717)	(2,217)
Changes in operating assets and liabilities:
Accounts receivable, net	9,295	7,266
Vendor non-trade receivables	10,008	9,171
Inventories	(1,084)	858
Other current and non-current assets	(14,329)	(4,371)
Accounts payable	(12,297)	(14,604)
Other current and non-current liabilities	7,301	(15,579)
Cash generated by operating activities	82,627	53,887

Investing activities:
Purchases of marketable securities	(32,432)	(12,442)
Proceeds from maturities of marketable securities	18,691	26,587
Proceeds from sales of marketable securities	8,615	5,210
Payments for acquisition of property, plant and equipment	(4,344)	(6,011)
Other	(1,584)	(635)
Cash generated by/(used in) investing activities	(11,054)	12,709

Financing activities:
Payments for taxes related to net share settlement of equity awards	(3,252)	(3,205)
Payments for dividends and dividend equivalents	(7,743)	(7,614)
Repurchases of common stock	(36,989)	(49,504)
Repayments of term debt	(7,914)	(4,009)
Repayments of commercial paper, net	(5,911)	(3,968)
Other	(126)	(77)
Cash used in financing activities	(61,935)	(68,377)

Increase/(Decrease) in cash, cash equivalents, and restricted cash and cash equivalents	9,638	(1,781)
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$45,572	$28,162

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$20,397	$31,683
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q2 2026 Form 10-Q | 5

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
Note 2 – Revenue
The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for the three- and six-month periods ended March 28, 2026 and March 29, 2025 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
iPhone®	$56,994	$46,841	$142,263	$115,979
Mac®	8,399	7,949	16,785	16,936
iPad®	6,914	6,402	15,509	14,490
Wearables, Home and Accessories	7,901	7,522	19,394	19,269
Services	30,976	26,645	60,989	52,985
Total net sales	$111,184	$95,359	$254,940	$219,659

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$3,987	$3,672	$5,834	$5,440
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information” for the three- and six-month periods ended March 28, 2026 and March 29, 2025, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of March 28, 2026 and September 27, 2025, the Company had total deferred revenue of $14.7 billion and $13.7 billion, respectively. As of March 28, 2026, the Company expects 64% of total deferred revenue to be realized in less than a year, 23% within one-to-two years, 11% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q2 2026 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and six-month periods ended March 28, 2026 and March 29, 2025 (net income in millions and shares in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Numerator:
Net income	$29,578	$24,780	$71,675	$61,110

Denominator:
Weighted-average basic shares outstanding	14,673,278	14,994,082	14,710,718	15,037,903
Effect of dilutive share-based awards	52,595	62,051	57,397	65,596
Weighted-average diluted shares	14,725,873	15,056,133	14,768,115	15,103,499

Basic earnings per share	$2.02	$1.65	$4.87	$4.06
Diluted earnings per share	$2.01	$1.65	$4.85	$4.05
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 28, 2026 and September 27, 2025 (in millions):

	March 28, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$29,740	$—	$—	$29,740	$29,740	$—	$—
Level 1:
Money market funds	6,588	—	—	6,588	6,588	—	—
Mutual funds	821	128	(14)	935	—	935	—
Subtotal	7,409	128	(14)	7,523	6,588	935	—
Level 2 (1):
U.S. Treasury securities	18,650	14	(254)	18,410	2,935	4,174	11,301
U.S. agency securities	7,483	—	(112)	7,371	2,923	2,470	1,978
Non-U.S. government securities	5,906	45	(493)	5,458	—	576	4,882
Certificates of deposit and time deposits	3,263	—	—	3,263	2,987	276	—
Commercial paper	3,628	—	—	3,628	399	3,229	—
Corporate debt securities	48,111	83	(982)	47,212	—	11,042	36,170
Municipal securities	122	—	(1)	121	—	95	26
Mortgage- and asset-backed securities	25,106	64	(1,301)	23,869	—	138	23,731
Subtotal	112,269	206	(3,143)	109,332	9,244	22,000	78,088
Total	$149,418	$334	$(3,157)	$146,595	$45,572	$22,935	$78,088
Apple Inc. | Q2 2026 Form 10-Q | 7

	September 27, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,267	$—	$—	$28,267	$28,267	$—	$—
Level 1:
Money market funds	5,272	—	—	5,272	5,272	—	—
Mutual funds	679	177	(2)	854	—	854	—
Subtotal	5,951	177	(2)	6,126	5,272	854	—
Level 2 (1):
U.S. Treasury securities	16,074	56	(282)	15,848	1,190	3,712	10,946
U.S. agency securities	5,269	—	(149)	5,120	251	2,456	2,413
Non-U.S. government securities	6,586	111	(424)	6,273	—	855	5,418
Certificates of deposit and time deposits	917	—	—	917	904	—	13
Commercial paper	100	—	—	100	50	50	—
Corporate debt securities	47,210	266	(916)	46,560	—	10,623	35,937
Municipal securities	207	—	(2)	205	—	119	86
Mortgage- and asset-backed securities	24,130	126	(1,252)	23,004	—	94	22,910
Subtotal	100,493	559	(3,025)	98,027	2,395	17,909	77,723
Total	$134,711	$736	$(3,027)	$132,420	$35,934	$18,763	$77,723
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
As of March 28, 2026, 79% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 17% between 5 and 10 years, and 4% greater than 10 years. As of March 28, 2026, 13% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 22% between 5 and 10 years, and 65% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of March 28, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 16 years.
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
Apple Inc. | Q2 2026 Form 10-Q | 8

The notional amounts of the Company’s outstanding derivative instruments as of March 28, 2026 and September 27, 2025, were as follows (in millions):

	March 28, 2026	September 27, 2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$57,963	$62,647
Interest rate contracts	$10,625	$12,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$96,341	$109,079
As of March 28, 2026 and September 27, 2025, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $10.4 billion and $12.6 billion, respectively.
Accounts Receivable
Trade Receivables
As of both March 28, 2026 and September 27, 2025, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 17% and 12%, respectively. The Company’s third-party cellular network carriers accounted for 30% and 34% of total trade receivables as of March 28, 2026 and September 27, 2025, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of March 28, 2026, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 51% and 18%. As of September 27, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 46% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 28, 2026 and September 27, 2025 (in millions):
Property, Plant and Equipment, Net

	March 28, 2026	September 27, 2025
Gross property, plant and equipment	$127,557	$125,848
Accumulated depreciation	(77,441)	(76,014)
Total property, plant and equipment, net	$50,116	$49,834
Intangible Assets, Net

	March 28, 2026	September 27, 2025
Gross intangible assets	$37,767	$24,950
Accumulated amortization	(11,970)	(11,649)
Total intangible assets, net	25,797	13,301
Less: Current portion of intangible assets, net	(4,463)	(2,208)
Non-current portion of intangible assets, net	$21,334	$11,093
Apple Inc. | Q2 2026 Form 10-Q | 9

Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of March 28, 2026 and September 27, 2025, the Company had $2.0 billion and $8.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with commercial paper for the six months ended March 28, 2026 and March 29, 2025 (in millions):

	Six Months Ended
	March 28, 2026	March 29, 2025
Maturities 90 days or less:
Repayments of commercial paper, net	$(2,123)	$(3,968)

Maturities greater than 90 days:
Repayments of commercial paper	(3,788)	—

Total repayments of commercial paper, net	$(5,911)	$(3,968)
Term Debt
As of March 28, 2026 and September 27, 2025, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $82.7 billion and $90.7 billion, respectively (collectively the “Notes”). As of March 28, 2026 and September 27, 2025, the fair value of the Company’s Notes, based on Level 2 inputs, was $70.8 billion and $80.4 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the six months ended March 28, 2026, the Company repurchased 135 million shares of its common stock for $36.0 billion. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the six months ended March 28, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 27, 2025	151,574	$189.75
RSUs granted	66,083	$256.04
RSUs vested	(37,502)	$174.38
RSUs forfeited	(6,170)	$210.31
Balance as of March 28, 2026	173,985	$217.51
The total vesting-date fair value of RSUs was $917 million and $906 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and was $9.5 billion and $9.3 billion for the six months ended March 28, 2026 and March 29, 2025, respectively.
Apple Inc. | Q2 2026 Form 10-Q | 10

Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2026 and March 29, 2025 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Share-based compensation expense	$3,528	$3,226	$7,122	$6,512
Income tax benefit related to share-based compensation expense	$(802)	$(743)	$(2,095)	$(2,075)
As of March 28, 2026, the total unrecognized compensation cost related to outstanding RSUs was $28.8 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.
Note 9 – Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, distribution rights, and licensed intellectual property and content. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of March 28, 2026, are as follows (in millions):

2026 (remaining six months)	$2,994
2027	7,343
2028	6,130
2029	5,394
2030	5,281
Thereafter	549
Total	$27,691
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
Apple Inc. | Q2 2026 Form 10-Q | 11

Note 10 – Segment Information
The following tables show information by reportable segment for the three- and six-month periods ended March 28, 2026 and March 29, 2025 (in millions):

	Three Months Ended March 28, 2026
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$45,093	$28,055	$20,497	$8,401	$9,138	$—	$111,184
Cost of sales	(23,114)	(13,756)	(10,633)	(4,267)	(4,633)	—	(56,403)
Research and development	—	—	—	—	—	(11,419)	(11,419)
Selling and marketing	(2,606)	(1,247)	(675)	(295)	(378)	—	(5,201)
General and administrative	—	—	—	—	—	(2,276)	(2,276)
Operating income/(loss)	$19,373	$13,052	$9,189	$3,839	$4,127	$(13,695)	$35,885

	Three Months Ended March 29, 2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$40,315	$24,454	$16,002	$7,298	$7,290	$—	$95,359
Cost of sales	(21,094)	(13,025)	(8,794)	(3,610)	(3,969)	—	(50,492)
Research and development	—	—	—	—	—	(8,550)	(8,550)
Selling and marketing	(2,447)	(1,113)	(582)	(254)	(335)	—	(4,731)
General and administrative	—	—	—	—	—	(1,997)	(1,997)
Operating income/(loss)	$16,774	$10,316	$6,626	$3,434	$2,986	$(10,547)	$29,589

	Six Months Ended March 28, 2026
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$103,622	$66,201	$46,023	$17,814	$21,280	$—	$254,940
Cost of sales	(54,963)	(32,817)	(23,663)	(8,778)	(10,707)	—	(130,928)
Research and development	—	—	—	—	—	(22,306)	(22,306)
Selling and marketing	(5,333)	(2,542)	(1,379)	(584)	(760)	—	(10,598)
General and administrative	—	—	—	—	—	(4,371)	(4,371)
Operating income/(loss)	$43,326	$30,842	$20,981	$8,452	$9,813	$(26,677)	$86,737

	Six Months Ended March 29, 2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$92,963	$58,315	$34,515	$16,285	$17,581	$—	$219,659
Cost of sales	(49,589)	(31,068)	(18,553)	(8,003)	(9,304)	—	(116,517)
Research and development	—	—	—	—	—	(16,818)	(16,818)
Selling and marketing	(5,091)	(2,324)	(1,176)	(534)	(707)	—	(9,832)
General and administrative	—	—	—	—	—	(4,071)	(4,071)
Operating income/(loss)	$38,283	$24,923	$14,786	$7,748	$7,570	$(20,889)	$72,421
Apple Inc. | Q2 2026 Form 10-Q | 12

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
During the second quarter of 2026, the Company announced the following new or updated products:
•iPad Air®
•iPhone 17e
•MacBook Pro®
•MacBook Air®
•MacBook Neo™
•AirPods Max® 2
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates, component pricing and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
The Company is experiencing a period of supply constraints and increasing costs for components driven by factors such as industry supply-demand imbalances for components, including advanced semiconductors, storage (NAND) and memory (DRAM). The Company expects these trends to intensify, which, together with actions that may be taken by the Company in response to such trends, may materially adversely affect demand for the Company’s products and negatively impact the Company’s revenue, costs, gross margin, results of operations and financial condition.
Apple Inc. | Q2 2026 Form 10-Q | 13

Tariffs and Other Measures
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S., including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. On January 14, 2026, initial results were published of the previously announced U.S. Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The announcement of the initial results of the investigation did not impose any additional tariffs affecting the Company’s products. Separately, on February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. The Company is applying for a refund of tariffs paid, following the processes established by U.S. Customs and Border Protection. Various modifications to U.S. tariffs have been announced, including the imposition of tariffs under Section 122 of the Trade Act of 1974, and further changes could be made in the future, which may include additional measures under the Section 232 semiconductor sector investigation, additional sector-based tariffs, actions under Section 301 of the Trade Act of 1974, or other measures. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, the availability of rare earths and other raw materials and components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.
Segment Operating Performance
The following table shows net sales by reportable segment for the three- and six-month periods ended March 28, 2026 and March 29, 2025 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Americas	$45,093	$40,315	12%	$103,622	$92,963	11%
Europe	28,055	24,454	15%	66,201	58,315	14%
Greater China	20,497	16,002	28%	46,023	34,515	33%
Japan	8,401	7,298	15%	17,814	16,285	9%
Rest of Asia Pacific	9,138	7,290	25%	21,280	17,581	21%
Total net sales	$111,184	$95,359	17%	$254,940	$219,659	16%
Americas
Americas net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 due to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a favorable year-over-year impact on Americas net sales during the second quarter of 2026.
Europe
Europe net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Europe net sales during the second quarter and first six months of 2026.
Greater China
Greater China net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 due to higher net sales of iPhone. The strength in the renminbi relative to the U.S. dollar had a favorable year-over-year impact on Greater China net sales during the second quarter of 2026.

Apple Inc. | Q2 2026 Form 10-Q | 14

Japan
Japan net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the first six months of 2026.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone and Services. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Rest of Asia Pacific net sales during the second quarter of 2026.
Products and Services Performance
The following table shows net sales by category for the three- and six-month periods ended March 28, 2026 and March 29, 2025 (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
iPhone	$56,994	$46,841	22%	$142,263	$115,979	23%
Mac	8,399	7,949	6%	16,785	16,936	(1)%
iPad	6,914	6,402	8%	15,509	14,490	7%
Wearables, Home and Accessories	7,901	7,522	5%	19,394	19,269	1%
Services	30,976	26,645	16%	60,989	52,985	15%
Total net sales	$111,184	$95,359	17%	$254,940	$219,659	16%
iPhone
iPhone net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 due to higher net sales of Pro models.
Mac
Mac net sales increased during the second quarter of 2026 compared to the second quarter of 2025 due to higher net sales of laptops. Year-over-year Mac net sales during the first six months of 2026 were relatively flat.
iPad
iPad net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPad, partially offset by lower net sales of iPad mini®.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the second quarter of 2026 compared to the second quarter of 2025 primarily due to higher net sales of Accessories and Wearables. Year-over-year Wearables, Home and Accessories net sales during the first six months of 2026 were relatively flat.
Services
Services net sales increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher net sales from advertising, the App Store® and cloud services.
Apple Inc. | Q2 2026 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and six-month periods ended March 28, 2026 and March 29, 2025, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Gross margin:
Products	$31,029	$24,684	$77,294	$63,197
Services	23,752	20,183	46,718	39,945
Total gross margin	$54,781	$44,867	$124,012	$103,142

Gross margin percentage:
Products	38.7%	35.9%	39.9%	37.9%
Services	76.7%	75.7%	76.6%	75.4%
Total gross margin percentage	49.3%	47.1%	48.6%	47.0%
Products Gross Margin
Products gross margin and gross margin percentage increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to a different mix of products and strength in foreign currencies relative to the U.S. dollar, partially offset by higher costs.
Services Gross Margin
Services gross margin increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher Services net sales and a different mix of services.
Services gross margin percentage increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to a different mix of services and strength in foreign currencies relative to the U.S. dollar, partially offset by higher costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q2 2026 Form 10-Q | 16

Operating Expenses
Operating expenses for the three- and six-month periods ended March 28, 2026 and March 29, 2025, were as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Research and development	$11,419	$8,550	34%	$22,306	$16,818	33%
Percentage of total net sales	10%	9%		9%	8%
Selling, general and administrative	$7,477	$6,728	11%	$14,969	$13,903	8%
Percentage of total net sales	7%	7%		6%	6%
Total operating expenses	$18,896	$15,278	24%	$37,275	$30,721	21%
Percentage of total net sales	17%	16%		15%	14%
Research and Development
Research and development (“R&D”) expense increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher infrastructure-related costs and headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense increased during the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to higher headcount-related expenses, variable selling expenses and professional services.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and six-month periods ended March 28, 2026 and March 29, 2025, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Provision for income taxes	$6,255	$4,530	$15,160	$10,784
Effective tax rate	17.5%	15.5%	17.5%	15.0%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the second quarter of 2026 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and a change in valuation allowance, partially offset by state income taxes. The Company’s effective tax rate for the first six months of 2026 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for the second quarter of 2026 was higher compared to the second quarter of 2025 primarily due to the impact of changes in unrecognized tax benefits, partially offset by a change in valuation allowance. The Company’s effective tax rate for the first six months of 2026 was higher compared to the same period in 2025 primarily due to the impact of changes in unrecognized tax benefits, the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024, and the tax impact from foreign currency revaluations in the first quarter of 2025 related to the State Aid Decision.
Apple Inc. | Q2 2026 Form 10-Q | 17

Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s contractual cash requirements have not changed materially since the 2025 Form 10-K, except for manufacturing purchase obligations, other purchase obligations, and deemed repatriation tax payable.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of March 28, 2026, the Company had manufacturing purchase obligations of $44.6 billion, with $43.9 billion payable within 12 months.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations related to supplier arrangements, licensed intellectual property and content, distribution rights, and the acquisition of capital assets related to product manufacturing. As of March 28, 2026, the Company had other purchase obligations of $30.4 billion, with $9.3 billion payable within 12 months.
Deemed Repatriation Tax Payable
During the first six months of 2026, the Company paid the remaining $8.8 billion balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017.
Capital Return Program
In addition to its contractual cash requirements, the Company has an authorized share repurchase program, under which the remaining availability was $63.8 billion as of March 28, 2026. On April 30, 2026, the Company announced the Board of Directors had authorized an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares.
On April 30, 2026, the Company also announced the Board of Directors raised the Company’s quarterly cash dividend from $0.26 to $0.27 per share, beginning with the dividend to be paid during the third quarter of 2026. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the second quarter of 2026, the Company repurchased $11.0 billion of its common stock and paid dividends and dividend equivalents of $3.8 billion.
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
Apple Inc. | Q2 2026 Form 10-Q | 18

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 28, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q2 2026 Form 10-Q | 19

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
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the second quarter of 2026 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Apple Inc. | Q2 2026 Form 10-Q | 20

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 Form 10-K under the heading “Risk Factors.” Except as set forth below, there have been no material changes to the Company’s risk factors since the 2025 Form 10-K.
The Company’s products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products and services. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including health. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, from time to time the Company’s services have not performed as anticipated and may not meet user expectations. The Company’s products and services may also be used in unintended ways, or in a manner that its users allege is harmful. The introduction of new and complex technologies, such as artificial intelligence features, can increase these and other safety risks, including exposing users to harmful, inaccurate or other negative content and experiences. The Company may not be able to detect and fix all issues and defects in the hardware, software and services it offers, which can result in widespread technical and performance issues affecting the Company’s products and services. Errors, bugs and vulnerabilities can be exploited by third parties, compromising the safety and security of a user’s device. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.
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
The Company’s business also requires it to share confidential information with suppliers, service providers and other third parties. The Company relies on global suppliers that are also exposed to cybersecurity, ransomware and other malicious attacks that can disrupt business operations. Although the Company takes steps to secure confidential information that is provided to or accessible by third parties working on the Company’s behalf, such measures are not always effective and losses or unauthorized access to, or releases of, confidential information occur. Such incidents and other malicious attacks could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks target the confidentiality, integrity or availability of confidential information and may disrupt normal business operations. Attacks can impair the Company’s ability to attract and retain customers for its products and services, affect its stock price, damage commercial relationships, and expose the Company to litigation or government investigations, potentially resulting in penalties, fines or judgments. Globally, attacks are expected to continue accelerating in frequency, scale and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents. In addition, attacks against the Company and its customers can escalate during periods of geopolitical tensions or conflict.
Apple Inc. | Q2 2026 Form 10-Q | 21

The rapid advancement and widespread dissemination of artificial intelligence technologies significantly increases the risks associated with cyberattacks. For example, artificial intelligence technologies are being used to produce highly targeted phishing campaigns, automate the discovery or exploitation of vulnerabilities, generate deepfake content designed to bypass authentication protocols, and identify and exploit vulnerabilities at a highly accelerated pace. As increasingly sophisticated and capable artificial intelligence models continue to become available, these risks are intensifying. Sophisticated and widespread cyberattacks could pose substantial systemic risks, such as cascading failures across interconnected systems, and potential disruptions to critical infrastructure and market stability. In addition, artificial intelligence technologies can themselves be susceptible to security threats, and the development and deployment of artificial intelligence by the Company and its suppliers may expose the Company to additional vulnerabilities and attacks.
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
From time to time, the Company has made changes to its business, including actions taken in response to litigation, competition, market conditions and legal and regulatory requirements. The Company expects to make further business changes in the future. For example, in the U.S., the Company has implemented changes to how developers communicate with consumers within apps on the U.S. storefront of the iOS and iPadOS® App Store regarding alternative purchasing mechanisms. The Company is also currently subject to a court order in the U.S. preventing it from imposing any commission or fee on certain purchases that consumers make. The Ninth Circuit Court has instructed the California District Court to further amend or modify its injunction to allow the Company to charge a commission. If the Company is ultimately unsuccessful in defending its commission structure or if similar restrictions are imposed or expanded in other jurisdictions, and as a result the Company’s commission is narrowed or eliminated, the Company’s business, results of operations, and financial condition could be materially and adversely affected.
Globally, several jurisdictions have adopted, or may in the future adopt, competition-related laws and regulations imposing wide-ranging obligations on technology companies and significant limitations on businesses, including the Company. For example, the Company has implemented changes to iOS, iPadOS, the App Store and Safari® in the EU as it seeks to comply with the DMA, including new business terms and alternative fee structures for iOS and iPadOS apps, alternative methods of distribution for iOS and iPadOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces for developers. The Company has also continued to make changes to its compliance plan in response to feedback and engagement with the Commission. Although the Company’s compliance plan is intended to address the DMA’s obligations, it has been challenged by the Commission and may be challenged further by private litigants. The DMA provides for significant fines and penalties for noncompliance. While the changes introduced by the Company in the EU are intended to reduce new privacy and security risks that the DMA poses to EU users, many risks will remain. Changes to the Company’s business in response to the DMA or other laws and regulations could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
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
Apple Inc. | Q2 2026 Form 10-Q | 22

Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners and materially adversely affect the Company’s business, results of operations, financial condition and stock price. For example, the Company earns revenue from licensing arrangements with Google LLC (“Google”) and other companies to offer their search services on the Company’s platforms and applications, and certain of these arrangements are currently subject to government investigations and legal proceedings. On August 5, 2024, Google was found to have violated U.S. antitrust laws. In connection with this finding, on September 2, 2025, the U.S. District Court for the District of Columbia (“D.C. District Court”) ordered certain remedies. The court’s order is subject to further proceedings before the D.C. District Court, which may result in changes to the interpretation or application of the remedies ordered by the court, as well as new or changed remedies being ordered. The court’s order was appealed by both the DOJ and Google. A reversal of the order on appeal could result in imposition of certain remedies initially proposed by the DOJ, such as those prohibiting Google from offering the Company commercial terms for search distribution. If implemented, these remedies could materially adversely affect the Company’s ability to earn revenue from such licensing arrangements.
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
The Company is subject to an increasing number of federal, state and international laws relating to the collection, use, retention, protection and transfer of various types of personal data. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal data among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. For example, China has regulatory requirements relating to data processing and localization that govern the Company’s ability to collect, use, and transfer data in China, and could limit the Company’s ability to transfer data outside of China. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices, including changes to the design of the Company’s products and services and limiting the Company’s ability to offer a product, service or feature to customers. Such changes in business practices can also otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, lower revenue, and lower profit margins. Noncompliance could result in suspension or revocation of business licenses, significant penalties and legal liability.
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
The Company is also subject to new and changing laws, regulations and other legal obligations regarding online safety, including enhanced protections for minors and mandatory age verification requirements. These obligations can increase regulatory risks by requiring complex compliance measures and significant modifications to the Company’s products, services and operations, and may lead to operational disruptions, heightened privacy and data security risks, increased costs and potential liability and fines, all of which can have a material adverse impact on the Company’s business, financial condition, results of operations and stock price.
Apple Inc. | Q2 2026 Form 10-Q | 23

Issues related to artificial intelligence may result in reputational, competitive and financial harm to the Company, regulatory action, legal liability, and other material adverse effects to the Company’s business, results of operations, financial condition and stock price.
Artificial intelligence technologies are increasingly integrated into the Company’s products and services and its business and operations. These technologies present emerging legal, regulatory, ethical and operational risks that could materially adversely affect the Company’s business, results of operations and financial condition.
For example, the Company’s artificial intelligence efforts may give rise to risks related to: competition and strategy; recouping costs and returns on investments; product liability; intellectual property infringement; data privacy; cybersecurity; sanctions and export controls; exposing users to harmful, inaccurate or other negative content or experiences; bias and discrimination; and online safety and protection of minors; among other issues. While the Company is committed to developing and deploying artificial intelligence responsibly, the Company may be unsuccessful in identifying or resolving all potential issues and failures before they arise. As a result, the Company could be exposed to reputational and competitive harm, regulatory action, legal liability, and other material adverse effects to its business, results of operations, financial condition and stock price.
The Company’s net sales and gross margins are subject to volatility and downward pressure due to a variety of factors.
The Company’s gross margins vary significantly across its products, services, geographic segments and distribution channels and can change over time. The Company’s net sales and gross margins are subject to volatility and downward pressure due to a variety of factors, including: industry-wide supply constraints and increasing costs for components such as advanced semiconductors, storage (NAND) and memory (DRAM); product pricing pressures and product pricing actions that the Company may take in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; supply shortages; potential increases in the cost of outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; the imposition of new or increased tariffs and other trade restrictions, their overall magnitude and duration, and retaliatory actions in response; and the introduction of new products or services, including new products or services with lower profit margins. These and other factors could have a materially adverse impact on the Company’s results of operations, financial condition and stock price. Further, the Company generates a significant portion of its net sales from a single product category and a decline in demand for that product could significantly impact net sales and gross margins.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 28, 2026, was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 to January 31, 2026:
Open market and privately negotiated purchases	41,032	$259.26	41,032

February 1, 2026 to February 28, 2026:
Open market and privately negotiated purchases	1,395	$265.20	1,395

March 1, 2026 to March 28, 2026:
Open market and privately negotiated purchases	—	$—	—
Total	42,427			$63,771
(1)On May 1, 2025, the Company announced a program to repurchase up to $100 billion of the Company’s common stock. As of March 28, 2026, $36.2 billion of the May 2025 program had been utilized. On April 30, 2026, the Company announced the Board of Directors had authorized an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Apple Inc. | Q2 2026 Form 10-Q | 24

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements
On February 6, 2026, Ben Borders, the Company’s Principal Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 898 shares of common stock, as well as shares vesting between April 15, 2026 and December 15, 2026, pursuant to certain equity awards granted to Mr. Borders, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Borders’ plan will expire on December 31, 2026, subject to early termination in accordance with the terms of the plan.
Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	Apple Inc. Non-Employee Director Stock Plan, as Amended and Restated, effective as of February 24, 2026.	8-K	10.1	2/24/26
10.2*	Form of Restricted Stock Unit Award Agreement under Non-Employee Director Stock Plan, effective as of February 24, 2026.	8-K	10.2	2/24/26
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Indicates management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
Apple Inc. | Q2 2026 Form 10-Q | 25

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2026	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Apple Inc. | Q2 2026 Form 10-Q | 26