Form 10-Q
period 2026-06-27
Apple Inc.
filed 2026-07-31
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or
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
Yes  ☐     No  ☒
14,594,180,000 shares of common stock were issued and outstanding as of July 17, 2026.

Apple Inc.

Form 10-Q
For the Fiscal Quarter Ended June 27, 2026

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales:
Products	$78,678	$66,613	$272,629	$233,287
Services	30,739	27,423	91,728	80,408
Total net sales	109,417	94,036	364,357	313,695

Cost of sales:
Products	47,153	43,620	163,810	147,097
Services	7,494	6,698	21,765	19,738
Total cost of sales	54,647	50,318	185,575	166,835
Gross margin	54,770	43,718	178,782	146,860

Operating expenses:
Research and development	11,729	8,866	34,035	25,684
Selling, general and administrative	7,346	6,650	22,315	20,553
Total operating expenses	19,075	15,516	56,350	46,237

Operating income	35,695	28,202	122,432	100,623
Other income/(expense), net	572	(171)	670	(698)
Income before provision for income taxes	36,267	28,031	123,102	99,925
Provision for income taxes	6,478	4,597	21,638	15,381
Net income	$29,789	$23,434	$101,464	$84,544

Earnings per share:
Basic	$2.03	$1.57	$6.91	$5.64
Diluted	$2.02	$1.57	$6.88	$5.62

Shares used in computing earnings per share:
Basic	14,656,110	14,902,886	14,692,515	14,992,898
Diluted	14,714,676	14,948,179	14,750,302	15,051,726
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2026 Form 10-Q | 1

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$29,789	$23,434	$101,464	$84,544
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	(24)	449	(116)	(86)

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	356	(523)	729	810
Adjustment for net (gains)/losses realized and included in net income	67	(571)	348	(415)
Total change in unrealized gains/losses on derivative instruments	423	(1,094)	1,077	395

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	441	640	57	90
Adjustment for net (gains)/losses realized and included in net income	27	(1)	45	404
Total change in unrealized gains/losses on marketable debt securities	468	639	102	494

Total other comprehensive income/(loss)	867	(6)	1,063	803
Total comprehensive income	$30,656	$23,428	$102,527	$85,347
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2026 Form 10-Q | 2

Apple Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 27, 2026	September 27, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$39,544	$35,934
Marketable securities	22,855	18,763
Accounts receivable, net	31,398	39,777
Vendor non-trade receivables	27,509	33,180
Inventories	11,092	5,718
Other current assets	17,420	14,585
Total current assets	149,818	147,957

Non-current assets:
Marketable securities	84,118	77,723
Property, plant and equipment, net	51,431	49,834
Intangible assets, net	20,342	11,093
Other non-current assets	77,557	72,634
Total non-current assets	233,448	211,284
Total assets	$383,266	$359,241

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$64,525	$69,860
Other current liabilities	62,259	66,387
Deferred revenue	9,538	9,055
Commercial paper	1,997	7,979
Term debt	11,007	12,350
Total current liabilities	149,326	165,631

Non-current liabilities:
Term debt	71,340	78,328
Other non-current liabilities	55,080	41,549
Total non-current liabilities	126,420	119,877
Total liabilities	275,746	285,508

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,608,963 and 14,773,260 shares issued and outstanding, respectively	100,702	93,568
Retained earnings/(Accumulated deficit)	11,326	(14,264)
Accumulated other comprehensive loss	(4,508)	(5,571)
Total shareholders’ equity	107,520	73,733
Total liabilities and shareholders’ equity	$383,266	$359,241
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2026 Form 10-Q | 3

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per-share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total shareholders’ equity, beginning balances	$106,491	$66,796	$73,733	$56,950

Common stock and additional paid-in capital:
Beginning balances	99,507	88,711	93,568	83,276
Common stock issued	—	—	878	825
Common stock withheld related to net share settlement of equity awards	(2,396)	(2,163)	(4,704)	(4,260)
Share-based compensation	3,591	3,258	10,960	9,965
Ending balances	100,702	89,806	100,702	89,806

Retained earnings/(Accumulated deficit):
Beginning balances	12,359	(15,552)	(14,264)	(19,154)
Net income	29,789	23,434	101,464	84,544
Dividends and dividend equivalents declared	(3,998)	(3,912)	(11,733)	(11,525)
Common stock withheld related to net share settlement of equity awards	(875)	(411)	(1,899)	(1,598)
Common stock repurchased	(25,949)	(21,166)	(62,242)	(69,874)
Ending balances	11,326	(17,607)	11,326	(17,607)

Accumulated other comprehensive loss:
Beginning balances	(5,375)	(6,363)	(5,571)	(7,172)
Other comprehensive income/(loss)	867	(6)	1,063	803
Ending balances	(4,508)	(6,369)	(4,508)	(6,369)

Total shareholders’ equity, ending balances	$107,520	$65,830	$107,520	$65,830

Dividends and dividend equivalents declared per share or RSU	$0.27	$0.26	$0.79	$0.76
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2026 Form 10-Q | 4

Apple Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$35,934	$29,943

Operating activities:
Net income	101,464	84,544
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	9,973	8,571
Share-based compensation expense	10,523	9,680
Other	(2,037)	(1,748)
Changes in operating assets and liabilities:
Accounts receivable, net	8,316	5,685
Vendor non-trade receivables	5,671	13,555
Inventories	(5,461)	1,223
Other current and non-current assets	(16,266)	(6,116)
Accounts payable	(5,203)	(18,479)
Other current and non-current liabilities	10,016	(15,161)
Cash generated by operating activities	116,996	81,754

Investing activities:
Purchases of marketable securities	(48,752)	(17,591)
Proceeds from maturities of marketable securities	26,504	35,036
Proceeds from sales of marketable securities	12,016	10,785
Payments for acquisition of property, plant and equipment	(6,799)	(9,473)
Other	(1,780)	(975)
Cash generated by/(used in) investing activities	(18,811)	17,782

Financing activities:
Payments for taxes related to net share settlement of equity awards	(6,462)	(5,719)
Payments for dividends and dividend equivalents	(11,778)	(11,559)
Repurchases of common stock	(62,094)	(70,579)
Proceeds from issuance of term debt, net	—	4,481
Repayments of term debt	(8,146)	(9,682)
Repayments of commercial paper, net	(5,911)	(65)
Other	(184)	(87)
Cash used in financing activities	(94,575)	(93,210)

Increase in cash, cash equivalents, and restricted cash and cash equivalents	3,610	6,326
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$39,544	$36,269

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$26,555	$37,332
See accompanying Notes to Condensed Consolidated Financial Statements.
Apple Inc. | Q3 2026 Form 10-Q | 5

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
Note 2 – Revenue
The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
iPhone®	$54,252	$44,582	$196,515	$160,561
Mac®	10,352	8,046	27,137	24,982
iPad®	6,191	6,581	21,700	21,071
Wearables, Home and Accessories	7,883	7,404	27,277	26,673
Services	30,739	27,423	91,728	80,408
Total net sales	$109,417	$94,036	$364,357	$313,695

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$4,086	$4,015	$7,260	$6,958
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment in Note 10, “Segment Information” for the three- and nine-month periods ended June 27, 2026 and June 28, 2025, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales.
As of June 27, 2026 and September 27, 2025, the Company had total deferred revenue of $14.9 billion and $13.7 billion, respectively. As of June 27, 2026, the Company expects 64% of total deferred revenue to be realized in less than a year, 23% within one-to-two years, 11% within two-to-three years and 2% in greater than three years.
Apple Inc. | Q3 2026 Form 10-Q | 6

Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 (net income in millions and shares in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income	$29,789	$23,434	$101,464	$84,544

Denominator:
Weighted-average basic shares outstanding	14,656,110	14,902,886	14,692,515	14,992,898
Effect of dilutive share-based awards	58,566	45,293	57,787	58,828
Weighted-average diluted shares	14,714,676	14,948,179	14,750,302	15,051,726

Basic earnings per share	$2.03	$1.57	$6.91	$5.64
Diluted earnings per share	$2.02	$1.57	$6.88	$5.62
Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 27, 2026 and September 27, 2025 (in millions):

	June 27, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,777	$—	$—	$26,777	$26,777	$—	$—
Level 1:
Money market funds	7,840	—	—	7,840	7,840	—	—
Mutual funds	873	222	(1)	1,094	—	1,094	—
Subtotal	8,713	222	(1)	8,934	7,840	1,094	—
Level 2 (1):
U.S. Treasury securities	20,398	11	(253)	20,156	735	4,034	15,387
U.S. agency securities	6,176	—	(100)	6,076	988	2,898	2,190
Non-U.S. government securities	5,207	71	(349)	4,929	—	299	4,630
Certificates of deposit and time deposits	3,025	—	—	3,025	2,521	504	—
Commercial paper	3,828	—	—	3,828	683	3,145	—
Corporate debt securities	49,679	121	(709)	49,091	—	10,808	38,283
Mortgage- and asset-backed securities	24,828	65	(1,192)	23,701	—	73	23,628
Subtotal	113,141	268	(2,603)	110,806	4,927	21,761	84,118
Total	$148,631	$490	$(2,604)	$146,517	$39,544	$22,855	$84,118
Apple Inc. | Q3 2026 Form 10-Q | 7

	September 27, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,267	$—	$—	$28,267	$28,267	$—	$—
Level 1:
Money market funds	5,272	—	—	5,272	5,272	—	—
Mutual funds	679	177	(2)	854	—	854	—
Subtotal	5,951	177	(2)	6,126	5,272	854	—
Level 2 (1):
U.S. Treasury securities	16,074	56	(282)	15,848	1,190	3,712	10,946
U.S. agency securities	5,269	—	(149)	5,120	251	2,456	2,413
Non-U.S. government securities	6,586	111	(424)	6,273	—	855	5,418
Certificates of deposit and time deposits	917	—	—	917	904	—	13
Commercial paper	100	—	—	100	50	50	—
Corporate debt securities	47,210	266	(916)	46,560	—	10,623	35,937
Municipal securities	207	—	(2)	205	—	119	86
Mortgage- and asset-backed securities	24,130	126	(1,252)	23,004	—	94	22,910
Subtotal	100,493	559	(3,025)	98,027	2,395	17,909	77,723
Total	$134,711	$736	$(3,027)	$132,420	$35,934	$18,763	$77,723
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
As of June 27, 2026, 81% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 16% between 5 and 10 years, and 3% greater than 10 years. As of June 27, 2026, 14% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 21% between 5 and 10 years, and 65% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of June 27, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 16 years.
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
Apple Inc. | Q3 2026 Form 10-Q | 8

The notional amounts of the Company’s outstanding derivative instruments as of June 27, 2026 and September 27, 2025, were as follows (in millions):

	June 27, 2026	September 27, 2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$61,313	$62,647
Interest rate contracts	$10,625	$12,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$64,053	$109,079
As of June 27, 2026 and September 27, 2025, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $10.4 billion and $12.6 billion, respectively.
Accounts Receivable
Trade Receivables
As of both June 27, 2026 and September 27, 2025, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 18% and 12%, respectively. The Company’s third-party cellular network carriers accounted for 27% and 34% of total trade receivables as of June 27, 2026 and September 27, 2025, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of June 27, 2026, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 47% and 22%. As of September 27, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 46% and 23%.
Note 5 – Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 27, 2026 and September 27, 2025 (in millions):
Inventories

	June 27, 2026	September 27, 2025
Components	$7,645	$2,124
Finished goods	3,447	3,594
Total inventories	$11,092	$5,718
Property, Plant and Equipment, Net

	June 27, 2026	September 27, 2025
Gross property, plant and equipment	$128,175	$125,848
Accumulated depreciation	(76,744)	(76,014)
Total property, plant and equipment, net	$51,431	$49,834
Apple Inc. | Q3 2026 Form 10-Q | 9

Intangible Assets, Net

	June 27, 2026	September 27, 2025
Gross intangible assets	$38,220	$24,950
Accumulated amortization	(12,803)	(11,649)
Total intangible assets, net	25,417	13,301
Less: Current portion of intangible assets, net	(5,075)	(2,208)
Non-current portion of intangible assets, net	$20,342	$11,093
Note 6 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of June 27, 2026 and September 27, 2025, the Company had $2.0 billion and $8.0 billion of commercial paper outstanding, respectively. The following table provides a summary of cash flows associated with commercial paper for the nine months ended June 27, 2026 and June 28, 2025 (in millions):

	Nine Months Ended
	June 27, 2026	June 28, 2025
Maturities 90 days or less:
Repayments of commercial paper, net	$(2,123)	$(5,690)

Maturities greater than 90 days:
Proceeds from commercial paper	—	5,625
Repayments of commercial paper	(3,788)	—
Proceeds from/(Repayments of) commercial paper, net	(3,788)	5,625

Total repayments of commercial paper, net	$(5,911)	$(65)
Term Debt
As of June 27, 2026 and September 27, 2025, the Company had outstanding fixed-rate notes with varying maturities for an aggregate carrying amount of $82.3 billion and $90.7 billion, respectively (collectively the “Notes”). As of June 27, 2026 and September 27, 2025, the fair value of the Company’s Notes, based on Level 2 inputs, was $71.2 billion and $80.4 billion, respectively.
Note 7 – Shareholders’ Equity
Share Repurchase Program
During the nine months ended June 27, 2026, the Company repurchased 215 million shares of its common stock for $61.8 billion. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
Apple Inc. | Q3 2026 Form 10-Q | 10

Note 8 – Share-Based Compensation
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the nine months ended June 27, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of September 27, 2025	151,574	$189.75
RSUs granted	72,400	$258.16
RSUs vested	(70,594)	$184.72
RSUs forfeited	(9,418)	$213.67
Balance as of June 27, 2026	143,962	$225.06
The total vesting-date fair value of RSUs was $8.9 billion and $7.0 billion for the three months ended June 27, 2026 and June 28, 2025, respectively, and was $18.4 billion and $16.3 billion for the nine months ended June 27, 2026 and June 28, 2025, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Share-based compensation expense	$3,401	$3,168	$10,523	$9,680
Income tax benefit related to share-based compensation expense	$(1,122)	$(795)	$(3,217)	$(2,870)
As of June 27, 2026, the total unrecognized compensation cost related to outstanding RSUs was $26.7 billion, which the Company expects to recognize over a weighted-average period of 2.7 years.
Note 9 – Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, licensed intellectual property and content, and distribution rights. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of June 27, 2026, are as follows (in millions):

2026 (remaining three months)	$2,053
2027	7,652
2028	6,406
2029	5,421
2030	5,481
Thereafter	615
Total	$27,628
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
Apple Inc. | Q3 2026 Form 10-Q | 11

Note 10 – Segment Information
The following tables show information by reportable segment for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 (in millions):

	Three Months Ended June 27, 2026
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$45,781	$29,395	$18,816	$6,554	$8,871	$—	$109,417
Cost of sales	(21,507)	(14,732)	(10,771)	(3,310)	(4,327)	—	(54,647)
Research and development	—	—	—	—	—	(11,729)	(11,729)
Selling and marketing	(2,573)	(1,220)	(639)	(240)	(362)	—	(5,034)
General and administrative	—	—	—	—	—	(2,312)	(2,312)
Operating income/(loss)	$21,701	$13,443	$7,406	$3,004	$4,182	$(14,041)	$35,695

	Three Months Ended June 28, 2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$41,198	$24,014	$15,369	$5,782	$7,673	$—	$94,036
Cost of sales	(22,174)	(12,379)	(8,970)	(2,695)	(4,100)	—	(50,318)
Research and development	—	—	—	—	—	(8,866)	(8,866)
Selling and marketing	(2,513)	(1,134)	(577)	(215)	(330)	—	(4,769)
General and administrative	—	—	—	—	—	(1,881)	(1,881)
Operating income/(loss)	$16,511	$10,501	$5,822	$2,872	$3,243	$(10,747)	$28,202

	Nine Months Ended June 27, 2026
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$149,403	$95,596	$64,839	$24,368	$30,151	$—	$364,357
Cost of sales	(76,470)	(47,549)	(34,434)	(12,088)	(15,034)	—	(185,575)
Research and development	—	—	—	—	—	(34,035)	(34,035)
Selling and marketing	(7,906)	(3,762)	(2,018)	(824)	(1,122)	—	(15,632)
General and administrative	—	—	—	—	—	(6,683)	(6,683)
Operating income/(loss)	$65,027	$44,285	$28,387	$11,456	$13,995	$(40,718)	$122,432

	Nine Months Ended June 28, 2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$134,161	$82,329	$49,884	$22,067	$25,254	$—	$313,695
Cost of sales	(71,763)	(43,447)	(27,523)	(10,698)	(13,404)	—	(166,835)
Research and development	—	—	—	—	—	(25,684)	(25,684)
Selling and marketing	(7,604)	(3,458)	(1,753)	(749)	(1,037)	—	(14,601)
General and administrative	—	—	—	—	—	(5,952)	(5,952)
Operating income/(loss)	$54,794	$35,424	$20,608	$10,620	$10,813	$(31,636)	$100,623
Apple Inc. | Q3 2026 Form 10-Q | 12

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
During the third quarter of 2026, the Company announced iOS 27, macOS® 27 Golden Gate, iPadOS® 27, watchOS® 27, visionOS® 27 and tvOS® 27, and introduced Siri AI.
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates, component pricing and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition.
The Company is experiencing a period of supply constraints and increasing costs for components driven by factors such as industry supply-demand imbalances for components, including advanced semiconductors, storage (NAND) and memory (DRAM). The Company expects these trends to intensify, which may materially negatively impact the Company’s revenue, costs, gross margin, results of operations and financial condition. Actions, such as price increases, that have been and may in the future be taken by the Company may not effectively mitigate these negative impacts, and may also reduce demand for the Company’s products and materially adversely affect the Company’s revenue, costs, gross margin, results of operations and financial condition.
Apple Inc. | Q3 2026 Form 10-Q | 13

Tariffs and Other Measures
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S., including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. On January 14, 2026, initial results were published of the previously announced U.S. Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The announcement of the initial results of the investigation did not impose any additional tariffs affecting the Company’s products. Separately, on February 20, 2026, the U.S. Supreme Court (“Supreme Court”) issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. The Company has applied for a refund of tariffs paid, following the processes established by U.S. Customs and Border Protection, and has recognized any refunds received as a reduction of products cost of sales. Various modifications to U.S. tariffs have been announced, including the recent imposition of tariffs under Section 301 of the Trade Act of 1974, and further changes could be made in the future, which may include additional measures under the Section 232 semiconductor sector investigation, additional sector-based tariffs, further actions under Section 301, or other measures. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, the availability of rare earths and other raw materials and components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.
Segment Operating Performance
The following table shows net sales by reportable segment for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Americas	$45,781	$41,198	11%	$149,403	$134,161	11%
Europe	29,395	24,014	22%	95,596	82,329	16%
Greater China	18,816	15,369	22%	64,839	49,884	30%
Japan	6,554	5,782	13%	24,368	22,067	10%
Rest of Asia Pacific	8,871	7,673	16%	30,151	25,254	19%
Total net sales	$109,417	$94,036	16%	$364,357	$313,695	16%
Americas
Americas net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone, Services and Mac.
Europe
Europe net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone, Services and Mac. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Europe net sales during the first nine months of 2026.
Greater China
Greater China net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone. The strength in the renminbi relative to the U.S. dollar had a favorable year-over-year impact on Greater China net sales during the third quarter and first nine months of 2026.
Apple Inc. | Q3 2026 Form 10-Q | 14

Japan
Japan net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 due to higher net sales of iPhone. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during the third quarter and first nine months of 2026.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher net sales of iPhone, Services and Mac. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Rest of Asia Pacific net sales during the third quarter of 2026.
Products and Services Performance
The following table shows net sales by category for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
iPhone	$54,252	$44,582	22%	$196,515	$160,561	22%
Mac	10,352	8,046	29%	27,137	24,982	9%
iPad	6,191	6,581	(6)%	21,700	21,071	3%
Wearables, Home and Accessories	7,883	7,404	6%	27,277	26,673	2%
Services	30,739	27,423	12%	91,728	80,408	14%
Total net sales	$109,417	$94,036	16%	$364,357	$313,695	16%
iPhone
iPhone net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher net sales of Pro models.
Mac
Mac net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 due to higher net sales of laptops.
iPad
iPad net sales decreased during the third quarter of 2026 compared to the third quarter of 2025 primarily due to lower net sales of iPad mini® and iPad Air®. Year-over-year iPad net sales increased during the first nine months of 2026 primarily due to higher net sales of iPad, partially offset by lower net sales of iPad mini.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 due to higher net sales of Accessories and Wearables.
Services
Services net sales increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher net sales from advertising and cloud services.
Apple Inc. | Q3 2026 Form 10-Q | 15

Gross Margin
Products and Services gross margin and gross margin percentage for the three- and nine-month periods ended June 27, 2026 and June 28, 2025, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gross margin:
Products	$31,525	$22,993	$108,819	$86,190
Services	23,245	20,725	69,963	60,670
Total gross margin	$54,770	$43,718	$178,782	$146,860

Gross margin percentage:
Products	40.1%	34.5%	39.9%	36.9%
Services	75.6%	75.6%	76.3%	75.5%
Total gross margin percentage	50.1%	46.5%	49.1%	46.8%
Products Gross Margin
Products gross margin and gross margin percentage increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to a different mix of products and tariff refunds, partially offset by higher costs, including memory.
Services Gross Margin
Services gross margin increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher Services net sales and a different mix of services, partially offset by higher costs.
Services gross margin percentage was flat during the third quarter of 2026 compared to the third quarter of 2025. Year-over-year Services gross margin percentage increased during the first nine months of 2026 primarily due to a different mix of services, partially offset by higher costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Apple Inc. | Q3 2026 Form 10-Q | 16

Operating Expenses
Operating expenses for the three- and nine-month periods ended June 27, 2026 and June 28, 2025, were as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Research and development	$11,729	$8,866	32%	$34,035	$25,684	33%
Percentage of total net sales	11%	9%		9%	8%
Selling, general and administrative	$7,346	$6,650	10%	$22,315	$20,553	9%
Percentage of total net sales	7%	7%		6%	7%
Total operating expenses	$19,075	$15,516	23%	$56,350	$46,237	22%
Percentage of total net sales	17%	17%		15%	15%
Research and Development
Research and development (“R&D”) expense increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to higher infrastructure-related costs, including investments in artificial intelligence, and headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense increased during the third quarter and first nine months of 2026 compared to the same periods in 2025. The increases were driven by various factors, none of which were significant individually or in the aggregate.
Provision for Income Taxes
Provision for income taxes, effective tax rate and statutory federal income tax rate for the three- and nine-month periods ended June 27, 2026 and June 28, 2025, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Provision for income taxes	$6,478	$4,597	$21,638	$15,381
Effective tax rate	17.9%	16.4%	17.6%	15.4%
Statutory federal income tax rate	21%	21%	21%	21%
The Company’s effective tax rate for the third quarter and first nine months of 2026 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, including the impact of changes in unrecognized tax benefits, the impact of the U.S. federal R&D credit, and tax benefits from share-based compensation, partially offset by state income taxes.
The Company’s effective tax rate for the third quarter of 2026 was higher compared to the third quarter of 2025 primarily due to a higher effective tax rate on foreign earnings, partially offset by the impact of changes in unrecognized tax benefits and tax benefits from share-based compensation. The Company’s effective tax rate for the first nine months of 2026 was higher compared to the same period in 2025 primarily due to a higher effective tax rate on foreign earnings, including the impact of changes in unrecognized tax benefits, the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024, and the tax impact from foreign currency revaluations in the first quarter of 2025 related to the State Aid Decision.
Apple Inc. | Q3 2026 Form 10-Q | 17

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
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of June 27, 2026, the Company had manufacturing purchase obligations of $57.0 billion, with $56.2 billion payable within 12 months.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations related to supplier arrangements, licensed intellectual property and content, distribution rights, and the acquisition of capital assets related to product manufacturing. As of June 27, 2026, the Company had other purchase obligations of $29.3 billion, with $9.2 billion payable within 12 months.
Deemed Repatriation Tax Payable
During the first nine months of 2026, the Company paid the remaining $8.8 billion balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017.
Capital Return Program
In addition to its contractual cash requirements, the Company has authorized share repurchase programs. The programs do not obligate the Company to acquire a minimum amount of shares. As of June 27, 2026, the Company’s quarterly cash dividend was $0.27 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board of Directors.
During the third quarter of 2026, the Company repurchased $25.8 billion of its common stock and paid dividends and dividend equivalents of $4.0 billion.
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
Apple Inc. | Q3 2026 Form 10-Q | 18

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 27, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | Q3 2026 Form 10-Q | 19

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Digital Markets Act Investigations
On March 25, 2024, the European Commission (“Commission”) announced that it had opened a formal noncompliance investigation against the Company under Article 5(4) of the EU Digital Markets Act (“DMA”) (“Article 5(4) Investigation”). The Article 5(4) Investigation relates to how developers may communicate and promote offers to end users for apps distributed through the App Store®, as well as how developers may conclude contracts with those end users. On June 24, 2024, the Commission announced that it had opened an additional formal investigation against the Company regarding whether the Company’s new contractual requirements for third-party app developers and app marketplaces may violate the DMA (“Article 6(4) Investigation”). On April 23, 2025, the Commission fined the Company €500 million in the Article 5(4) Investigation and issued a cease and desist order requiring the Company to remove technical and commercial restrictions that prevent developers from steering users to alternative distribution channels outside the App Store. The Company has appealed the Commission’s Article 5(4) decision. Also on April 23, 2025, the Commission issued preliminary findings in the Article 6(4) Investigation. If the Commission makes a final determination in the Article 6(4) Investigation that there has been a violation, it can issue a cease and desist order and may impose fines up to 10% of the Company’s annual worldwide net sales. The Commission may also seek to impose additional fines if it deems that the Company has violated a cease and desist order. The Company believes that it complies with the DMA and has continued to make changes to its compliance plan in response to feedback and engagement with the Commission.
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
Epic Games
Epic Games, Inc. filed a lawsuit in the U.S. District Court for the Northern District of California (“California District Court”) against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Review Guidelines violate California’s unfair competition law and issued an injunction (the “2021 Injunction”) enjoining the Company from prohibiting developers from including in their apps buttons, external links, or other calls to action that direct customers to purchasing mechanisms other than the Company’s in-app purchase system. On April 30, 2025, the California District Court found the Company to be in violation of the 2021 Injunction and enjoined the Company from imposing any commission or any fee on purchases that consumers make outside an app; restricting, conditioning, limiting, or prohibiting how developers guide consumers to purchases outside an app; or otherwise interfering with a consumer’s choice to proceed in or out of an app (the “2025 Injunction”). The Company appealed the California District Court’s April 2025 decision to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit Court”). On December 11, 2025, the Ninth Circuit Court issued an order upholding the 2025 Injunction in part and modifying certain aspects to allow the Company to require parity in size, form and placement between the Company’s in-app purchase and any links for consumers to make purchases outside an app. The Ninth Circuit Court also held that the Company can charge some commission on link-out purchases, and remanded to the California District Court to further amend or modify the 2025 Injunction, consistent with the Ninth Circuit Court’s order. On May 21, 2026, the Company filed a petition seeking Supreme Court review of the Ninth Circuit Court’s opinion. On June 30, 2026, the Supreme Court granted the Company’s petition to review the applicable legal standard for civil contempt. The Company is seeking a stay of the California District Court proceedings pending the Supreme Court’s decision on the question under review.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the third quarter of 2026 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
Apple Inc. | Q3 2026 Form 10-Q | 20

Item 1A.    Risk Factors
The Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended March 28, 2026 (the “second quarter 2026 Form 10-Q”), in each case under the heading “Risk Factors.” Except for the risk factors set forth below and those disclosed in Part II, Item 1A of the second quarter 2026 Form 10-Q, which are incorporated by reference herein, there have been no material changes to the Company’s risk factors since the 2025 Form 10-K.
Future operating results depend upon the Company’s ability to obtain components and computing resources in sufficient quantities and on commercially reasonable terms.
The Company currently obtains certain components from single or limited sources, which exposes it to significant supply and pricing risks. In addition, many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect the Company’s business, results of operations, financial condition and stock price. For example, the Company is experiencing a period of supply constraints and increasing costs for components driven by factors such as industry supply-demand imbalances for components, including advanced semiconductors, storage (NAND) and memory (DRAM), which adversely affects the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms, or at all. The Company expects these trends to intensify, which may materially adversely impact the Company’s revenue, costs, gross margin, results of operations and financial condition. Actions, such as price increases, that have been and may in the future be taken by the Company may not effectively mitigate these negative impacts, and may also reduce demand for the Company’s products and materially adversely affect the Company’s revenue, costs, gross margin, results of operations and financial condition.
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
The Company’s business, including its artificial intelligence and machine learning offerings, also depends on access to sufficient computing resources. Demand for cloud computing and artificial intelligence infrastructure has increased substantially across the technology industry, resulting in constrained supply, extended lead times, and increasing costs. In addition to its own data center infrastructure, the Company relies on third-party cloud service providers to meet these compute needs, and the Company may be unable to secure sufficient capacity on commercially reasonable terms, or at all, to meet customer demand. If the Company is unable to obtain adequate compute capacity in a timely manner or at commercially reasonable rates, this can limit the functionality and availability of its products and services, delay the deployment of new features or offerings, or cause the Company to incur significantly higher costs to operate its business, any of which could materially adversely affect the Company’s revenue, costs, gross margin, results of operations, and financial condition. In addition, the Company may over- or under-estimate requirements, either of which could result in higher-than-expected costs for the Company or an inability to fully satisfy customer demand. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its business, results of operations, financial condition and stock price.
The Company’s future performance depends in part on support from third-party software developers.
The Company believes decisions by customers to purchase its hardware products depend in part on the availability of third-party software applications and services. Third-party developers may discontinue the development and maintenance of software applications and services for the Company’s products. If third-party software applications and services cease to be developed and maintained for the Company’s products, customers may choose not to buy the Company’s products, materially adversely impacting the Company’s business, results of operations, financial condition and stock price.
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
Apple Inc. | Q3 2026 Form 10-Q | 21

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
The Company distributes third-party applications through the App Store. Where applicable, the Company may retain a commission from sales of applications and sales of digital services or goods initiated within an application. If third-party developers use alternative methods of distribution and payment for their apps and digital content, including direct-to-consumer distribution models, the Company may earn a lower commission on such sales, or may not earn a commission at all, which can materially adversely affect the Company’s revenue, gross margin, results of operations, financial condition and stock price.
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
Globally, several jurisdictions have adopted, or may in the future adopt, competition-related laws and regulations imposing wide-ranging obligations on technology companies and significant limitations on businesses, including the Company. For example, the Company has implemented changes to iOS, iPadOS, the App Store and Safari® in the EU as it seeks to comply with the DMA, including new business terms and alternative fee structures for iOS and iPadOS apps, alternative methods of distribution for iOS and iPadOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces for developers. In addition, the DMA imposes interoperability obligations on the Company requiring it to make certain of its technologies and features available to third-party products and services for free, which increases security and privacy risks, requires significant engineering resources, and can adversely affect the functionality, competitiveness, and user experience of the Company’s products. Interoperability and other requirements have in the past, and may in the future, cause the Company to not launch or maintain products, services and features, such as Siri AI, in certain jurisdictions. Any of these outcomes can have a negative impact on the Company’s competitive advantage and materially adversely affect its business, results of operations, financial condition and stock price.
The Company has also continued to make changes to its DMA compliance plan in response to feedback and engagement with the Commission. Although the Company’s DMA compliance plan is intended to address the DMA’s obligations, it has been challenged by the Commission and may be challenged further by private litigants. The DMA provides for significant fines and penalties for noncompliance. While the changes introduced by the Company in the EU are intended to reduce new privacy and security risks that the DMA poses to EU users, many risks will remain. Changes to the Company’s business in response to the DMA or other laws and regulations in the EU or in other jurisdictions, including the U.S., could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
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
Apple Inc. | Q3 2026 Form 10-Q | 22

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
The Company is also subject to new and changing laws, regulations and other legal obligations regarding online safety, including enhanced protections for minors and mandatory age verification requirements. These obligations can increase regulatory risks by requiring complex compliance measures and significant modifications to the Company’s products, services and operations, and may lead to operational disruptions, heightened privacy and data security risks, and increased costs, all of which can have a material adverse impact on the Company’s business, results of operations, financial condition and stock price. Failure to comply with such changing laws, regulations and other legal obligations can also result in significant penalties and fines, and legal liability.
Apple Inc. | Q3 2026 Form 10-Q | 23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 27, 2026, was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2026 to May 2, 2026:
Open market and privately negotiated purchases	—		$—	—

May 3, 2026 to May 30, 2026:
May 2026 ASRs	26,468	(2)	(2)	26,468	(2)
Open market and privately negotiated purchases	26,920		$297.18	26,920

May 31, 2026 to June 27, 2026:
Open market and privately negotiated purchases	26,223		$296.18	26,223
Total	79,611					$138,004
(1)On May 1, 2025, the Company announced a program to repurchase up to $100 billion of the Company’s common stock. As of June 27, 2026, remaining availability under the May 2025 program was $38.0 billion. On April 30, 2026, the Company announced an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In May 2026, the Company entered into new accelerated share repurchase agreements (“ASRs”). Under the terms of the ASRs, financial institutions committed to deliver shares of the Company’s common stock during the purchase periods in exchange for up-front payments totaling $10.0 billion. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of the Company’s common stock during the ASRs’ purchase periods, which end in the fourth quarter of 2026.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | Q3 2026 Form 10-Q | 24

Item 5.    Other Information
Insider Trading Arrangements
On May 5, 2026, Jennifer Newstead, the Company’s Senior Vice President and General Counsel, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 24,912 shares of common stock, as well as up to 90% of shares vesting between June 15, 2026 and March 15, 2027, pursuant to certain equity awards granted to Ms. Newstead, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Ms. Newstead’s plan will expire on May 6, 2027, subject to early termination in accordance with the terms of the plan.
On May 28, 2026, Tim Cook, the Company’s Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 16,250 shares of common stock, as well as shares vesting during the duration of the plan pursuant to certain equity awards granted to Mr. Cook, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations, and for the gifting of up to 37,104 shares. Mr. Cook’s plan will expire on October 30, 2026, subject to early termination in accordance with the terms of the plan.
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
Apple Inc. | Q3 2026 Form 10-Q | 25

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2026	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Apple Inc. | Q3 2026 Form 10-Q | 26