Form 10-K
period 2026-09-26
Apple Inc.
filed 2026-11-03
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36743

Apple Inc.
(Exact name of Registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Apple Park Way
MS 927-4GC
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
Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 27, 2026, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,647,099,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
14,532,182,000 shares of common stock were issued and outstanding as of October 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2027 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Apple Inc.

Form 10-K
For the Fiscal Year Ended September 26, 2026

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 1 of this Form 10-K under the heading “Business” and Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-K regarding the potential future impact of macroeconomic conditions and tariffs and other measures on the Company’s business, results of operations and financial condition are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Products
iPhone
iPhone® is the Company’s line of smartphones based on its iOS operating system. The iPhone line includes iPhone Duo™, iPhone 18 Pro, iPhone Air®, iPhone 17, iPhone 17e and iPhone 16.
Mac
Mac® is the Company’s line of personal computers based on its macOS® operating system. The Mac line includes laptops MacBook Neo®, MacBook Air® and MacBook Pro®, including MacBook Pro with PROLED XDR Display and Touch, as well as desktops iMac®, Mac mini® and Mac Studio®.
iPad
iPad® is the Company’s line of multipurpose tablets based on its iPadOS® operating system. The iPad line includes iPad Pro®, iPad Air®, iPad and iPad mini®.
Wearables, Home and Accessories
Wearables includes smartwatches, wireless headphones and spatial computers. The Company’s line of smartwatches, based on its watchOS® operating system, includes Apple Watch® Series 12, Apple Watch Ultra® 4 and Apple Watch SE® 3. The Company’s line of wireless headphones includes AirPods®, AirPods Pro®, AirPods Max® and Beats® products. Apple Vision Pro® is the Company’s spatial computer based on its visionOS® operating system.
Home includes Apple TV 4K®, the Company’s media streaming and gaming device based on its tvOS® operating system, HomePod® and HomePod mini®, high-fidelity wireless smart speakers, and Apple HomeView™, the Company’s smart home display for home control, communication and entertainment.
Accessories includes Apple-branded and third-party accessories.
Apple Inc. | 2026 Form 10-K | 1

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
Cloud Services
The Company’s cloud services store and keep customers’ content up-to-date and available across multiple Apple devices and Windows personal computers, and will provide expanded access to Apple Intelligence™ and Siri® AI features.
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
Markets and Distribution
The Company’s customers are primarily in the consumer, small and mid-sized business, education, enterprise and government markets. The Company sells its products and resells third-party products in most of its major markets directly to customers through its retail and online stores and its direct sales force. The Company sells its services in the same markets through its various service platforms. The Company also employs a variety of indirect distribution channels, such as third-party cellular network carriers and other resellers, for the sale of its products and certain of its services. During 2026, the Company’s net sales through its indirect distribution channels accounted for approximately 60% of total net sales.
Competition
The markets for the Company’s products and services are highly competitive and are characterized by aggressive price competition, downward pressure on gross margins, continual improvement in product performance, and price sensitivity on the part of consumers and businesses. The markets in which the Company competes are further defined by frequent introduction of new products, services and technologies, including artificial intelligence technologies, short product life cycles, evolving industry standards, and rapid adoption of technological advancements. Many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures, and by imitating the Company’s products and infringing on its intellectual property.
Apple Inc. | 2026 Form 10-K | 2

The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies. The Company designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. Principal competitive factors important to the Company include price, product and service features, including security features, relative price and performance, product and service quality and reliability, design and technology innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support, corporate reputation, and the ability to effectively protect and enforce the Company’s intellectual property rights.
The Company is focused on expanding its market opportunities related to smartphones, personal computers, tablets, wearables and accessories, and services. The Company’s products, services and technologies face substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and service offerings with large customer bases. In addition, the Company faces significant competition as competitors imitate the Company’s product features and applications to offer more competitive solutions. The Company also expects competition to intensify as competitors imitate the Company’s approach to providing components seamlessly within their offerings or work collaboratively to offer integrated solutions. Some of the Company’s competitors have broad product lines, low-priced products, large installed bases of active devices, and large customer bases. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors have the resources, experience or cost structures to provide products and services at little or no profit or even at a loss. The Company has a minority market share in the global smartphone, personal computer, tablet and wearables markets, and some of the markets in which the Company competes have from time to time experienced little to no growth or contracted overall. The Company also competes with a number of companies in the development and deployment of artificial intelligence and has made significant investments in building artificial intelligence features and related infrastructure across its products and services.
Supply of Components and Computing Resources
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets, wearables and accessories. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. For example, the Company is experiencing supply constraints and rising costs driven by industry-wide supply-demand imbalances for key components, including advanced semiconductors, memory and storage. These constraints adversely affect the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms, or at all. The Company expects these trends to intensify for memory and storage components. Restrictions on international trade can increase the cost or limit the availability of the Company’s products and the components and rare earths and other raw materials that go into them.
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
Apple Inc. | 2026 Form 10-K | 3

The Company’s business, including its artificial intelligence and machine learning offerings, also depends on access to sufficient compute capacity and storage resources. Demand for cloud compute and storage services and other artificial intelligence infrastructure has increased substantially across the technology industry, resulting in constrained supply, extended lead times, and increasing costs. In addition to its own data center infrastructure, the Company relies on third-party cloud service providers to meet these compute and storage needs. There are limited third-party providers that can reliably meet such demand, and the Company may be unable to secure sufficient capacity on commercially reasonable terms, or at all, to meet customer demand. Investment in data center capacity involves significant expenditures and long-term commitments, including for components and equipment, which increase the Company’s capital expenditures, liabilities and obligations. The ability of the Company and its third-party providers to timely build, expand and operate data centers is subject to operational challenges and other external factors, including restrictions on international trade, supply chain constraints, access to financing, construction delays, the availability of power, water and land, labor shortages, public sentiment, as well as existing and evolving laws governing the permitting, zoning, operation and taxation of data centers. In addition, new or expanding environmental regulations could increase the costs associated with operating and expanding the Company’s or its third-party providers’ data center infrastructure or limit the ability to expand in certain jurisdictions. Data center operations are also subject to risks related to power transmission and other utility outages, telecommunications and network failures, cybersecurity attacks, and other interruptions outside the Company’s control. If the Company is unable to obtain and maintain adequate compute capacity and storage resources in a timely manner or at commercially reasonable rates, this can limit the functionality and availability of the Company’s products, services and features, delay the deployment of new features or offerings, or cause the Company to incur significantly higher costs to operate its business, any of which could materially adversely affect the Company’s business, revenue, costs, gross margin, results of operations, financial condition and stock price. In addition, the Company may overestimate or underestimate requirements, which could result in higher-than-expected costs for the Company or an inability to fully satisfy customer demand or expectations.
Research and Development
Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to successfully manage frequent introductions and transitions of competitive products, services and technologies, including artificial intelligence technologies, to the marketplace. The Company continues to develop new technologies to enhance existing hardware, software and services, and to expand the range of its offerings through research and development (“R&D”), licensing of intellectual property and technology, and acquisition of third-party businesses and technology.
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
The Company regularly files patent, design, copyright and trademark applications to protect innovations arising from its hardware, software and services research, development, design and marketing, and is currently pursuing thousands of applications around the world. Over time, the Company has accumulated a large portfolio of issued and registered intellectual property rights around the world. No single intellectual property right is solely responsible for protecting the Company’s products and services. The Company believes the duration of its intellectual property rights is adequate relative to the expected lives of its products and services.
In addition to Company-owned intellectual property, many of the Company’s hardware, software and services include technology or intellectual property that must be licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of the Company’s hardware, software and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on commercially reasonable terms or at all. In addition, the Company’s products and services have been, and may in the future be, alleged to infringe the intellectual property rights of others due to extensive existing intellectual property coverage, the rapid pace of new intellectual property rights generation, and technological changes in the industries in which the Company currently competes or may compete in the future. This risk may be exacerbated by the use of new and emerging technologies, including machine learning and artificial intelligence, which can involve, among other things, the acquisition and use of copyrighted materials for training as well as the potential reproduction of copyrighted materials in their outputs.
Apple Inc. | 2026 Form 10-K | 4

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
Human Capital
The Company believes that its people play an important role in its success, and strives to attract, develop and retain the best talent. The Company operates in a highly competitive market for skilled and experienced employees, and recognizes that recruiting and retaining top talent is critical to sustaining its culture of innovation and achieving its strategic initiatives. The Company works to create a culture of collaboration, one where people with a broad range of backgrounds and perspectives can come together to innovate and do the best work of their lives. The Company is an equal opportunity employer that seeks to promote equal opportunities for all employees and to provide a workplace free of harassment or discrimination. As of September 26, 2026, the Company had approximately 167,000 full-time equivalent employees.
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
Apple Inc. | 2026 Form 10-K | 5

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
Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be materially adversely affected by changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors.
Uncertainty about, or a decline in, global or regional economic conditions can also have a significant impact on the Company’s developers, suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners. Potential outcomes include financial instability, inability to obtain credit, and insolvency.
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
Political events, trade and other international disputes, geopolitical tensions, conflict, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can have a material adverse effect on the Company and its customers, employees, developers, suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners.
The Company has a large, global business with sales outside the U.S. representing a majority of the Company’s total net sales, and the Company believes that it generally benefits from growth in international trade. A significant majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam, in addition to sourcing from partners and facilities located in the U.S. Global supply chains can be highly concentrated, and an escalation of geopolitical tensions, conflict or instability, particularly in regions where the Company relies on single or limited sources for critical components, such as advanced semiconductors, memory and storage, or that are significant to global commodity markets such as oil, gas, rare earths, and other raw materials, could result in significant disruptions. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technologies, including artificial intelligence and super intelligence technologies, or data, can materially adversely affect the Company’s business and supply chain, particularly if such measures apply to countries and regions where the Company generates significant revenue or has significant supply chain operations. These measures can increase the cost or limit the availability of the Company’s products and the components, rare earths and other raw materials that go into them; require the Company to change suppliers or restructure business relationships and operations; require the Company to refrain from or cease offering, distributing or incorporating affected products, services, third-party applications or technologies, including artificial intelligence technologies; and cause the Company to increase the prices of its products and services. Changing the Company’s business and supply chain in response to new or changed restrictions on international trade can be expensive, time-consuming and disruptive. Trade and international disputes can also adversely impact the overall macroeconomic environment, resulting in reduced consumer spending and negative consumer sentiment for the Company’s products and services. Such restrictions can be announced with little or no advance notice, creating uncertainty, and the Company may not be able to effectively mitigate any or all adverse impacts from such measures.
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S., including additional tariffs on imports from China mainland, India, Japan, South Korea, Taiwan, Vietnam and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to U.S. tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If tariffs are subsequently rescinded or revoked, the Company may not be able to successfully claim and collect tariff refunds. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.
Apple Inc. | 2026 Form 10-K | 6

Many of the Company’s operations, retail stores, data centers and other facilities, as well as critical business operations of the Company’s suppliers and contract manufacturers, are in locations prone to earthquakes and other natural disasters. Global climate change is resulting in certain types of natural disasters and extreme weather occurring more frequently or with more intense effects. In addition, the Company’s and its suppliers’ operations, retail stores, data centers and other facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues and other events beyond the Company’s control. Such events can make it difficult or impossible for the Company to manufacture and deliver products, create delays and inefficiencies in the Company’s supply and manufacturing chain, result in slowdowns and outages to the Company’s service offerings, increase costs, and negatively impact consumer spending and demand in affected areas.
The Company’s operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While the Company’s suppliers and contract manufacturers are required to maintain safe working environments and operations, an industrial accident could occur and could result in serious injuries or loss of life, disruption to the Company’s business, and harm to the Company’s reputation. Major public health issues, including pandemics, have adversely affected, and could in the future materially adversely affect, the Company due to their impact on the global economy and demand for consumer products; the imposition of protective public safety measures, such as stringent employee travel restrictions and limitations on freight services and the movement of products between regions; and disruptions in the Company’s operations, supply chain and sales and distribution channels, resulting in interruptions to the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.
Following any interruption to its business, the Company can require substantial recovery time, incur significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company. While the Company maintains insurance coverage for certain types of losses, it may be insufficient to cover all losses that may arise. Any of the foregoing can materially adversely affect the Company’s business, results of operations, financial condition and stock price.
Global markets for the Company’s products and services are highly competitive and subject to rapid technological change, and the Company may be unable to compete effectively in these markets.
The Company’s products and services are offered in highly competitive global markets characterized by aggressive price competition, downward pressure on gross margins, continual improvement in product performance, and price sensitivity on the part of consumers and businesses. These markets are further defined by frequent introduction of new products and services, short product life cycles, evolving industry standards, and rapid adoption of technological advancements.
The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products, services and technologies. The Company designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications and related services. As a result, the Company must make significant investments in R&D. These investments may not achieve expected returns, and the Company may not be able to develop and market new products, services and technologies successfully.
The Company’s ability to compete successfully also depends on the effective protection and enforcement of its intellectual property rights. Regulatory requirements, government investigations and litigation can force the Company to withdraw from, or modify its products, services and technologies for, certain countries and limit its ability to derive value from, or to enjoin others from using, its intellectual property rights. Additionally, they may require the Company to share its innovations with competitors. Any of these outcomes can adversely affect the Company’s competitive advantage.
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
Apple Inc. | 2026 Form 10-K | 7

The Company’s products, services and technologies face substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and service offerings. In addition, the Company faces significant competition as competitors imitate the Company’s product features and applications to offer more competitive solutions. The Company also expects competition to intensify as competitors imitate the Company’s approach to providing components seamlessly within their offerings or work collaboratively to offer integrated solutions. Some of the Company’s competitors have broad product lines, low-priced products, large installed bases of active devices, and large customer bases. Competition has been particularly intense as competitors have aggressively cut prices and lowered product margins. Certain competitors have the resources, experience or cost structures to provide products and services at little or no profit or even at a loss. The Company has a minority market share in the global smartphone, personal computer, tablet and wearables markets, and some of the markets in which the Company competes have from time to time experienced little to no growth or contracted overall.
The Company competes with a number of companies in the development and deployment of artificial intelligence and has made significant investments in building artificial intelligence features and related infrastructure across its products and services. Failure to successfully develop, deploy or differentiate artificial intelligence capabilities, or to do so as quickly or cost-effectively as competitors, could result in loss of market share, erosion of competitive positioning, and inability to attract or retain customers and talent.
If the Company is unable to compete successfully, its business, reputation, results of operations, financial condition and stock price can be materially adversely affected.
Business Risks
To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products, services and technologies.
Due to the highly volatile and competitive nature of the markets and industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products, services and technologies, navigate global regulatory requirements and barriers to market access, and successfully manage the transition to or adoption of these new and upgraded products, services and technologies. The success of new product, service and technology introductions depends on a number of factors, including the Company’s ability to recruit and retain highly skilled personnel, and the timely and successful development, introduction and market acceptance of new products, services and technologies. Success also relies on the Company’s ability to manage the risks associated with new technologies and production ramp-up issues, the effective integration of third-party services and technologies into the Company’s products and services, the availability, delivery and performance of application software or other third-party support for the Company’s products and services, the ability of the Company to accurately predict demand across markets, the effective management of manufacturing and other purchase commitments and inventory levels in line with anticipated product demand, and the availability of products in appropriate quantities and at expected costs. Additionally, quality issues or other defects or deficiencies can adversely affect the success of new product, service and technology introductions and market acceptance. New products, services and technologies may replace or supersede existing offerings and may produce lower revenue and lower profit margins. Furthermore, the introduction of emerging technologies, such as artificial intelligence agents that require access to personal data, creates privacy and data security concerns that could erode customer trust, diminish the perceived value of the Company’s privacy protections, and undermine its competitive advantage. The Company may not be able to successfully manage future introductions and transitions of products, services and technologies, which can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company depends on component and product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.
A significant majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in China mainland, India, Japan, South Korea, Taiwan and Vietnam, in addition to sourcing from partners and facilities in the U.S. The Company relies on single-source partners in the U.S., Asia and Europe to supply and manufacture many components, and on partners primarily located in Asia for final assembly of substantially all of the Company’s hardware products. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control has from time to time had, and may in the future have, an adverse effect on the cost, quality or quantity of products manufactured or services provided, or the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company generally remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and experiences unanticipated product defect liabilities from time to time. Additionally, while the Company relies on its partners to adhere to its supplier code of conduct, violations occur from time to time. Changes or additions to the Company’s supply chain require considerable time and resources and involve significant risks and uncertainties, including exposure to additional regulatory and operational risks. Any of the foregoing can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | 2026 Form 10-K | 8

Future operating results depend upon the Company’s ability to obtain components, compute capacity and storage resources in sufficient quantities and on commercially reasonable terms.
The Company currently obtains certain components from single or limited sources, which exposes it to significant supply and pricing risks. In addition, many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. For example, the Company is experiencing supply constraints and rising costs driven by industry-wide supply-demand imbalances for key components, including advanced semiconductors, memory and storage. These constraints adversely affect the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms, or at all. The Company expects these trends to intensify for memory and storage components. Actions, such as price increases, that have been and may in the future be taken by the Company may not effectively mitigate these negative impacts, and may also reduce demand for the Company’s products.
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
The Company’s business, including its artificial intelligence and machine learning offerings, also depends on access to sufficient compute capacity and storage resources. Demand for cloud compute and storage services and other artificial intelligence infrastructure has increased substantially across the technology industry, resulting in constrained supply, extended lead times, and increasing costs. In addition to its own data center infrastructure, the Company relies on third-party cloud service providers to meet these compute and storage needs. There are limited third-party providers that can reliably meet such demand, and the Company may be unable to secure sufficient capacity on commercially reasonable terms, or at all, to meet customer demand. Investment in data center capacity involves significant expenditures and long-term commitments, including for components and equipment, which increase the Company’s capital expenditures, liabilities and obligations. The ability of the Company and its third-party providers to timely build, expand and operate data centers is subject to operational challenges and other external factors, including restrictions on international trade, supply chain constraints, access to financing, construction delays, the availability of power, water and land, labor shortages, public sentiment, as well as existing and evolving laws governing the permitting, zoning, operation and taxation of data centers. In addition, new or expanding environmental regulations could increase the costs associated with operating and expanding the Company’s or its third-party providers’ data center infrastructure or limit the ability to expand in certain jurisdictions. Data center operations are also subject to risks related to power transmission and other utility outages, telecommunications and network failures, cybersecurity attacks, and other interruptions outside the Company’s control. If the Company is unable to obtain and maintain adequate compute capacity and storage resources in a timely manner or at commercially reasonable rates, this can limit the functionality and availability of the Company’s products, services and features, delay the deployment of new features or offerings, or cause the Company to incur significantly higher costs. In addition, the Company may overestimate or underestimate requirements, which could result in higher-than-expected costs for the Company or an inability to fully satisfy customer demand or expectations.
Any of the foregoing can result in supply shortages and price increases that can materially adversely affect the Company’s business, revenue, costs, gross margin, results of operations, financial condition and stock price.
The Company’s products, services and technologies, including artificial intelligence technologies and features, may be affected from time to time by design and manufacturing defects.
The Company offers complex hardware and software products, services and technologies, including artificial intelligence technologies and features, that can be affected by design and manufacturing defects. Defects can exist in components and products designed by the Company or that the Company purchases from third parties. Defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including health and financial services. In addition, the Company’s service offerings can have quality issues and have experienced, and may in the future experience, outages, slowdowns, errors or other performance issues that do not meet user expectations. Sophisticated operating system software, applications and technologies, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation. In addition, the Company’s products, services and technologies may also be used in unintended ways, or in a manner that its users allege is harmful. New and complex technologies, such as artificial intelligence technologies and features, increase these and other safety risks, including potentially exposing users to harmful, inaccurate or other negative content and experiences. For example, many artificial intelligence technologies are inherently nondeterministic and may produce inconsistent, unpredictable or inaccurate outputs, making it difficult to fully anticipate, test for, or prevent unintended behaviors and harms. The use of artificial intelligence in the development and operation of operating system software, applications and services may also give rise to additional risks from errors, bugs or vulnerabilities. The Company may not be able to detect and fix all issues, defects and failures in the hardware, software, services and technologies it offers, which can result in widespread technical and performance issues. Errors, bugs and vulnerabilities can be exploited by third parties, compromising the safety and
Apple Inc. | 2026 Form 10-K | 9

security of a user’s device. This risk increases as artificial intelligence technologies are used to produce highly targeted phishing campaigns, generate deepfake content designed to bypass authentication protocols, and identify and exploit vulnerabilities at significant scale and at a highly accelerated pace. In addition, the Company can be exposed to regulatory scrutiny, product and other legal liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can adversely affect the experience for users of the Company’s products, services and technologies, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand, delays in new product, service and technology introductions, and lost sales, all of which could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
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
The Company orders components and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize purchase commitments. The Company accrues necessary cancellation fee reserves for orders of excess products and components.
The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms, or at all.
The Company’s products and services include technology or intellectual property that must be licensed from third parties. In addition, the Company’s products and services have been, and may in the future be, alleged to infringe the intellectual property rights of others due to extensive existing intellectual property coverage, the rapid pace of new intellectual property rights generation, and technological changes in the industries in which the Company currently competes or may compete in the future. This risk may be exacerbated by the use of new and emerging technologies, including machine learning and artificial intelligence, which can involve, among other things, the acquisition and use of copyrighted materials for training as well as the potential reproduction of copyrighted materials in their outputs. From time to time, the Company has been notified that it may be infringing certain intellectual property rights of third parties. The Company is not always able to obtain all necessary licenses to third-party intellectual property rights on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, can preclude the Company from selling or providing, or require the Company to modify, certain products, services or features and expose the Company to significant licensing costs and litigation, all of which can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company’s future performance depends in part on support from third-party software developers.
The Company believes decisions by customers to purchase its hardware products depend in part on the availability of third-party software applications and services. Third-party developers may discontinue the development and maintenance of software applications and services for the Company’s products, which could cause customers to choose not to buy the Company’s products.
The Company believes that third-party developer support depends on the perceived benefits of creating software and services for the Company’s products compared to competitors’ platforms, such as Android for smartphones, tablets and wearables, Windows for personal computers and tablets, and PlayStation, Nintendo and Xbox for gaming platforms. This analysis may be based on factors such as the market position of the Company and its products, the anticipated revenue that may be generated, expected future growth of product sales, and the costs of developing such applications and services.
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
Apple Inc. | 2026 Form 10-K | 10

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
The Company distributes third-party applications through the App Store. Where applicable, the Company may retain a commission from sales of applications and sales of digital services or goods initiated within an application. If third-party developers use alternative methods of distribution and payment for their applications and digital content, including direct-to-consumer distribution models, the Company may earn a lower commission on such sales, or may not earn a commission at all.
Third-party developers may also engage in fraudulent, deceptive or illegal conduct that could harm the Company’s business, customers and reputation. Despite the Company’s significant investment in review processes, security measures and other controls designed to prevent abuse of its platforms, some third-party developers have engaged, and may in the future engage, in fraudulent activity or other illegal or improper behavior and the Company may not be able to timely or effectively prevent, detect or remediate such conduct. These risks may be exacerbated by the use of artificial intelligence by bad actors seeking to circumvent the Company’s review processes, security measures and other controls. Any such conduct, or the perception that the Company has failed to adequately prevent, detect or respond to such risks, could damage customer trust and the Company’s brand and reputation, result in a decline in customer use of the Company’s products and services, and subject the Company to litigation, regulatory investigations, fines or other legal liability.
Any of the foregoing can materially adversely affect the Company’s business, reputation, revenue, gross margin, results of operations, financial condition and stock price.
The Company may be unable to obtain or create digital content that appeals to the Company’s customers or to make such content available on commercially reasonable terms.
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
Much of the Company’s future success depends on the talents and efforts of its team members and the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of the Company’s key personnel are located. Periods of intense competition for talent in particular fields have led and are expected to continue to lead to increased costs as the Company seeks to offer competitive compensation to recruit and retain highly skilled employees. In addition to competition for talent, workforce dynamics are constantly evolving, and the Company must navigate changes effectively in order to achieve its strategic initiatives. Laws and regulations, including immigration, labor and employment laws and export controls, among others, can materially adversely affect the Company’s ability to recruit and retain a highly skilled, global workforce. If the Company does not effectively manage changing workforce dynamics and regulatory requirements, it could materially adversely affect the Company’s culture, operational flexibility, strategy and costs.
The Company believes that its distinctive and inclusive culture is a significant driver of its success. If the Company is unable to nurture its culture, it could materially adversely affect the Company’s ability to recruit and retain the highly skilled employees who are critical to its success.
Any of the foregoing could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | 2026 Form 10-K | 11

The Company depends on the performance of carriers and other resellers.
The Company distributes its products and certain of its services through cellular network carriers and other resellers, many of which distribute products and services from competitors. Resellers offer financing, installment payment plans or subsidies for users’ purchases of devices, and such plans may be discontinued or modified at any time.
The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, improving product placement displays, and developing and making digital marketing assets available to resellers. These programs can require a substantial investment while not assuring return or incremental sales. For example, the purchasing preferences and behaviors of consumers may change, the financial condition of resellers could weaken, resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products, all of which could materially adversely affect the Company’s business, results of operations, financial condition and stock price.
The Company’s business and reputation are impacted by information technology system failures and network disruptions.
The Company and its global supply chain are dependent on complex information technology systems and are exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. Additionally, the implementation of upgrades or replacements to the Company’s global enterprise resource planning system may result in disruptions, cost overruns or data integrity failures that could impair the Company’s ability to, among other things, process orders, manage inventory, and report accurate and timely financial results. System upgrades, redundancy and other continuity measures may be ineffective or inadequate, and the Company’s or its suppliers’ business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact the Company’s business by, among other things, preventing access to the Company’s online services, interfering with customer transactions or impeding the manufacturing and shipping of the Company’s products. These events could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company experiences cybersecurity incidents and inadvertent losses and unauthorized access to or releases of confidential information, including personal information.
The Company’s business requires it to use and store confidential information, including personal and sensitive health and financial information with respect to the Company’s customers and employees. The Company’s business also requires it to share confidential information with suppliers, service providers and other third parties. The Company relies on global suppliers that are also exposed to cybersecurity, ransomware and other malicious attacks that can disrupt business operations. The Company devotes significant resources to systems and data security, including through the use of encryption and other security measures intended to protect its systems and data, and takes steps to secure confidential information provided to or accessible by third parties working on the Company’s behalf. However, these measures cannot provide absolute security and are not always effective, and losses or unauthorized access to or releases of confidential information do occur.
The Company experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. These attacks target the confidentiality, integrity or availability of confidential information and may disrupt normal business operations. Attacks can impair the Company’s ability to attract and retain customers, affect its stock price, damage commercial relationships, and expose the Company to litigation or government investigations, potentially resulting in penalties, fines or judgments. Globally, attacks are expected to continue accelerating in frequency, scale and sophistication with increasing use of tools and techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate and recover from incidents. In addition, attacks against the Company and its customers can escalate during periods of geopolitical tensions or conflict.
The rapid advancement and widespread dissemination of artificial intelligence technologies significantly increases the risks associated with cybersecurity attacks. For example, artificial intelligence technologies are producing highly targeted phishing campaigns, automating the discovery or exploitation of vulnerabilities, generating deepfake content designed to bypass authentication protocols, and identifying and exploiting vulnerabilities at a greater scale and at a highly accelerated pace. As increasingly sophisticated and capable artificial intelligence models continue to become available, these risks are intensifying. Sophisticated and widespread cybersecurity attacks pose substantial systemic risks, such as cascading failures across interconnected systems, and potential disruptions to critical infrastructure and market stability. In addition, artificial intelligence technologies are themselves susceptible to security threats, and the development, deployment and use of artificial intelligence by the Company, its employees and its suppliers exposes the Company to additional vulnerabilities and attacks.
Although malicious attacks perpetrated to gain access to confidential information, including personal information, affect many companies across various industries, the Company is at a relatively greater risk of being targeted because of its high profile and the value of the confidential information it creates, owns, manages, stores and processes.
Apple Inc. | 2026 Form 10-K | 12

The security the Company has implemented cannot address all eventualities and remains vulnerable to hacking, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties can fraudulently induce the Company’s or its suppliers’ and other third parties’ employees or customers into disclosing usernames, passwords or other sensitive information, which can be used for unauthorized access to the Company’s or such suppliers’ or third parties’ systems and services. To help protect customers and the Company, the Company deploys and makes available technologies like multifactor authentication, monitors its services and systems for unusual activity and may freeze accounts under suspicious circumstances, which, among other things, can result in the delay or loss of customer orders or impede customer access to the Company’s products and services. In addition, the Company deploys scanning tools in its information technology environment that are designed to identify and track known vulnerabilities, but the Company cannot guarantee that patches will be applied before such vulnerabilities can be exploited or that those patches will be successful against further attacks.
While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, it may be insufficient to cover all losses or all types of claims that may arise. Any of the foregoing can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Investment in new business strategies, commercial relationships and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.
The Company has invested, and in the future may invest, in new business strategies, commercial relationships and acquisitions. Such endeavors may involve significant risks and uncertainties, including diversion of management’s efforts from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Some transactions, including investments and acquisitions, are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, a counterparty’s failure to perform or deliver as anticipated, or the imposition of onerous conditions that could delay or prevent the Company from completing a transaction or otherwise limit the Company’s ability to fully realize the anticipated benefits. New business strategies and ventures are inherently risky, may not be successful, and may not generate a profit. For example, the Company has made significant investments in artificial intelligence technologies, infrastructure and personnel, including commitments to secure data center capacity, components, equipment and energy resources. There are significant risks involved in developing and deploying artificial intelligence and the usage of artificial intelligence may not enhance the Company’s products or services or be beneficial or profitable for its business. Any of the foregoing could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Issues related to artificial intelligence may result in reputational, competitive and financial harm to the Company, regulatory action, legal liability, and other adverse effects to the Company’s business.
Artificial intelligence technologies are increasingly integrated into the Company’s products and services and its business and operations. These technologies present emerging legal, regulatory, ethical and operational risks.
For example, the Company’s artificial intelligence efforts may give rise to risks related to, among other things: competition and strategy; recouping costs and returns on investments; product liability; intellectual property infringement; data privacy; cybersecurity; sanctions and export controls; unauthorized access to or inadvertent releases of confidential information or other unexpected access to or use of user information; exposing users to harmful, inaccurate or other negative content or experiences; unintended or unauthorized actions by autonomous or agentic systems; misuse of artificial intelligence by employees and other personnel; changing public sentiment; bias and discrimination; and online safety and protection of minors. While the Company is committed to developing and deploying artificial intelligence responsibly, the Company may be unsuccessful in identifying or resolving all potential issues and failures before they arise. As a result, the Company could be exposed to reputational and competitive harm, regulatory action, legal liability, and other adverse effects to its business.
In particular, artificial intelligence agents and other technologies can take actions autonomously, including interacting with internal or external systems that in some cases they may not be authorized to access, executing or altering code, sending communications, and completing transactions. Such technologies, whether developed or deployed by the Company or by third parties, may behave in unintended or unpredictable ways, including by taking actions that were not directed, instructed or authorized, exceeding permissions, defying directions or resisting instructions, circumventing the Company’s or third parties’ security measures and other controls, or being manipulated or compromised through malicious inputs or by bad actors. In addition, such technologies may conceal actions, hide, withhold or manipulate information, or generate inaccurate or deceptive outputs. Because many of these technologies are nondeterministic, their behavior can be difficult to anticipate, control, test and audit, and errors can compound across multistep workflows. Some consequences, such as deleting data or completing transactions, may be difficult or impossible to reverse. Moreover, the Company’s ability to oversee and control third-party artificial intelligence agents and other technologies may be limited. Artificial intelligence tools may be used in ways that violate the Company’s policies, contractual obligations or applicable laws, produce unintended consequences, or intentionally misuse authorized access, and the Company’s policies and controls may not keep pace with rapidly advancing technologies or prevent or timely detect such misuse.
Apple Inc. | 2026 Form 10-K | 13

The divergent and rapidly evolving nature of legal and regulatory frameworks around artificial intelligence and super intelligence and increased scrutiny from lawmakers and regulators create significant uncertainty. The Company may not always be able to anticipate how courts and regulators will apply existing laws and regulations to artificial intelligence, predict how new legal and regulatory frameworks will develop to address artificial intelligence, or otherwise respond to these frameworks as they are still rapidly evolving. The Company may also have to incur significant expenditures to adapt to new legal frameworks and adjust its offerings in certain jurisdictions if the legal frameworks on artificial intelligence are not consistent across jurisdictions. The Company also cannot predict how various laws and regulations related to online services, intermediary liability, and other issues will apply to content generated by artificial intelligence. In addition, the Company is subject to the risks posed by ethical concerns and negative consumer perceptions related to automation, artificial intelligence and super intelligence, including perceived threats to safety or other societal harms or complications.
Any of the foregoing may subject the Company to litigation and could materially adversely affect its business, reputation, results of operations, financial condition and stock price.
Legal and Regulatory Compliance Risks
The Company is subject to the risks of adverse impacts from legal proceedings and government investigations.
The Company is subject to various claims, legal proceedings and government investigations that have arisen in the ordinary course of business and have not yet been fully resolved, and new matters may arise in the future. In addition, the Company enters into agreements that include indemnification provisions that can subject the Company to costs and damages in the event of a claim against an indemnified third party. The number of claims, legal proceedings and government investigations involving the Company, and their alleged magnitude, has generally increased over time and may continue to increase.
The Company has faced and continues to face a significant number of intellectual property claims, including patent claims relating to its standards-enabled products, and new claims may arise in the future, including as a result of new legal or regulatory frameworks. Additionally, technology, data and other intellectual property asset–holding companies frequently assert their intellectual property rights and seek royalties and often initiate litigation based on allegations of infringement or other violations of intellectual property rights, and other third parties may leverage such allegations to initiate additional litigation against the Company. The Company is vigorously defending against infringement actions and related lawsuits in courts in several U.S. jurisdictions, as well as internationally in various countries. Some of the plaintiffs in these actions frequently seek broad injunctive relief, substantial damages and other remedies. These risks, and the risks of novel claims being attempted, may be exacerbated as new and emerging technologies, including machine learning and artificial intelligence, are further integrated into the Company’s products and services. For example, artificial intelligence models and tools that incorporate or are trained on publicly available information may carry additional licensing obligations or expose the Company to the risk of additional infringement and other legal claims, and may limit the Company’s ability to protect its intellectual property.
The Company is involved in lawsuits, many of which claim statutory damages or seek significant changes to its business operations, and the Company anticipates that it will continue to be a target for such lawsuits in the future. Because of the scale of the Company’s user, advertiser, investor and developer bases, the plaintiffs in class action cases filed against the Company typically claim monetary damages even if the alleged per-user or per-entity harm is small or nonexistent. In addition, the Company has faced, and will continue to face, additional class-action and other lawsuits based on various legal theories, including claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, minors, employment, activities on the Company’s platforms, consumer protection, unfair and deceptive trade practices, or product performance or other claims related to the use of consumer hardware and software, including artificial intelligence products, that are new and unproven. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome could expose the Company to substantial penalties, including monetary damages, fines, injunctive relief, or requirements to change its products, services, or business policies and practices.
The Company faces increasing risks of novel claims by private plaintiffs, consumer advocacy groups, and government authorities, including consumer-protection or product-liability claims arising from the design or perceived effects of its products, services and technologies, and claims alleging harm related to online safety and privacy or the adequacy of content moderation practices. In particular, claims relating to the safety of minors and compliance with laws and regulations on child safety and the distribution of exploitative material have resulted in significant litigation and regulatory action across the technology industry and could similarly expose the Company to litigation and substantial penalties, including monetary damages, injunctive relief, or requirements to change its products, services, or business policies and practices.
Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming and disruptive to the Company’s operations. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. However, such agreements may not always be available on acceptable terms, and litigation may still arise. Such agreements can also significantly reduce the Company’s revenue and increase the Company’s cost of sales and operating expenses. Additionally, such agreements may require the Company to change its business practices and limit the Company’s ability to offer certain products and services.
Apple Inc. | 2026 Form 10-K | 14

The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against the Company or an indemnified third party in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial condition and stock price for that reporting period could be materially adversely affected. Further, such an outcome can result in significant penalties, including monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief. Adverse resolution of legal matters has from time to time required, and can in the future require, the Company to change its business practices. It can also limit the Company’s ability to enjoin others from using, or to derive value from, its intellectual property rights, and to develop, manufacture, use, import or offer for sale certain products and services. While the Company maintains insurance coverage for certain types of claims, it may be insufficient to cover all losses or all types of claims that may arise. Any of the foregoing could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company is subject to the risks and costs of complex and changing laws and regulations worldwide.
The Company’s global operations are subject to complex and changing laws and regulations worldwide on subjects including antitrust; privacy, data security and data localization; online safety; age verification; consumer protection; advertising, sales, billing and e-commerce; financial services and technology, including gift cards; product liability; intellectual property ownership and infringement; digital platforms; data centers and technical infrastructure; machine learning, artificial intelligence and super intelligence; internet, telecommunications and mobile communications; media, television, film and digital content; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; anti–money laundering; foreign ownership and investment; national security; tax; and environmental, health and safety, including electronic waste, recycling, product design and climate change.
Compliance with these laws and regulations is onerous and expensive. New and changing laws, regulations, executive orders, court orders, directives, and enforcement priorities can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer, market or sell a product, service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s business or supply chain. They can also create uncertainty about how such laws and regulations will be interpreted and applied, and compliance is made more challenging by the divergence, and at times direct conflict, between requirements across jurisdictions. If the Company is found to have violated such laws and regulations, such violations could result in penalties, fines and other legal liability.
Risks and costs related to new and changing laws, regulations, executive orders, court orders, directives, and enforcement priorities increase as the Company’s products and services are introduced into specialized applications, including health and financial services, or as the Company expands the use of technologies, such as machine learning and artificial intelligence features, and must navigate new legal, regulatory and ethical considerations relating to such technologies and new applications of existing laws and regulations relating to data protection, cybersecurity, privacy, consumer protection, intellectual property, and other laws.
Regulatory changes and other actions that materially adversely affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. For example, the Company is subject to changing regulations relating to the export and import of its products. The Company’s programs, policies and procedures may not be effective in preventing a violation or a claim of a violation. As a result, the Company’s products could be banned, delayed or prohibited from importation. In addition, governments have acted, and could continue to act, unilaterally and at times can impose sudden restrictions with limited or no notice in response to national-security, trade, or other policy objectives. Such actions could require the Company to suspend or exit operations, or limit the Company’s ability to offer certain products, services and technologies, in an affected country or region with little advance warning. These risks are heightened in regions where the Company has a concentration of customers, operations, employees, suppliers or manufacturing.
Any of the foregoing could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
Apple Inc. | 2026 Form 10-K | 15

Varied stakeholder expectations about social and other issues expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Various stakeholders, including governments, regulators, investors, employees, customers and others, have differing expectations about a wide range of social and other issues related to the Company’s business. The Company makes statements about its values, including the environmental and societal impact of its business, products and services, through various reports, information provided on the Company’s website, and in press statements and other communications. The Company also pursues environmental and other goals and initiatives that involve risks and uncertainties, require investments, and depend in part on third-party performance or data that is outside the Company’s control, and the Company may not be able to fully achieve all of its goals and initiatives. Efforts by the Company to advance its business and values, or achieve its goals and further its initiatives, or to align with stakeholders’ expectations, or comply with evolving, varied and at times conflicting federal, state and international laws, executive orders, court orders, regulations and standards, or any failure or perceived failure to do so, can result in adverse reactions by regulators, consumers and other stakeholders, including the commencement of legal and regulatory proceedings against the Company, and can materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The technology industry, including, in some instances, the Company, is subject to intense media, political and regulatory scrutiny, which exposes the Company to increasing regulation, government investigations, legal actions and penalties.
From time to time, the Company has made changes to its business, including actions taken in response to litigation, competition, market conditions and legal and regulatory requirements. The Company expects to make further business changes in the future. For example, in the U.S., the Company has implemented changes to how developers communicate with consumers within applications on the U.S. storefront of the iOS and iPadOS App Store regarding alternative purchasing mechanisms. The Company is also currently subject to a court-ordered injunction in the U.S. preventing it from imposing any commission or fee on purchases of digital goods and services completed using external links contained within third-party iOS and iPadOS applications. Following an appeal of that order, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit Court”) remanded the case to the U.S. District Court for the Northern District of California (“California District Court”) for further proceedings. The Ninth Circuit Court’s decision is currently being reviewed by the U.S. Supreme Court (“Supreme Court”), with the Supreme Court reviewing the applicable legal standard for civil contempt. To the extent the Company is disallowed or restricted in its ability to charge such commissions in the U.S., or if similar restrictions are imposed or expanded in other jurisdictions, the Company’s business, revenue, gross margin, results of operations, financial condition and stock price could be materially and adversely affected.
Globally, several jurisdictions have adopted, or may in the future adopt, competition-related laws and regulations imposing wide-ranging obligations on technology companies and significant limitations on businesses, including the Company, and these laws and regulations may result in the Company being subject to litigation. For example, the Company has implemented changes to iOS, iPadOS, the App Store and Safari® in the EU as it seeks to comply with the Digital Markets Act (“DMA”), including new business terms and alternative fee structures for iOS and iPadOS apps, alternative methods of distribution for iOS and iPadOS apps, alternative payment processing for apps across the Company’s operating systems, and additional tools and application programming interfaces for developers. In addition, the DMA imposes interoperability obligations on the Company requiring it to make certain of its technologies and features available to third-party products and services for free, which increases security and privacy risks, requires significant engineering resources, and can adversely affect the functionality, competitiveness, and user experience of the Company’s products. Interoperability and other requirements have in the past, and may in the future, cause the Company to not launch or maintain products, services and features, such as Siri AI, in certain jurisdictions. Any of these outcomes can adversely affect the Company’s competitive advantage.
The Company has also continued to make changes to its DMA compliance plan in response to feedback and engagement with the European Commission (“Commission”). Although the Company’s DMA compliance plan is intended to address the DMA’s obligations, it has been challenged by the Commission and may be challenged further by private litigants. The DMA provides for significant fines and penalties for noncompliance. While the changes introduced by the Company in the EU are intended to reduce new privacy and security risks that the DMA poses to EU users, many risks will remain. Changes to the Company’s business in response to the DMA or other laws and regulations in the EU or in other jurisdictions, including the U.S., could materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
The Company is also currently subject to antitrust investigations and litigation in various jurisdictions around the world, which can result in legal proceedings and claims that could, individually or in the aggregate, have a material adverse effect on the Company’s business, reputation, results of operations, financial condition and stock price. For example, the Company is subject to civil antitrust lawsuits in the U.S. alleging monopolization or attempted monopolization in the markets for “performance smartphones” and “smartphones” generally in violation of U.S. antitrust laws. In addition, the Company is the subject of investigations in Europe and other jurisdictions relating to App Store terms and conditions. If such investigations or litigation are resolved against the Company, the Company can be exposed to significant fines and other penalties and may be required to make further changes to its business practices.
Apple Inc. | 2026 Form 10-K | 16

Further, the Company has commercial relationships with other companies in the technology industry that are or may become subject to investigations and litigation that, if resolved against those other companies, could materially adversely affect the Company’s commercial relationships with those business partners. For example, the Company earns revenue from licensing arrangements with Google LLC (“Google”) and other companies to offer their search services on the Company’s platforms and applications, and certain of these arrangements are currently subject to government investigations and legal proceedings. On August 5, 2024, Google was found to have violated U.S. antitrust laws. In connection with this finding, on September 2, 2025, the U.S. District Court for the District of Columbia (“D.C. District Court”) ordered certain remedies. The court’s order is subject to further proceedings before the D.C. District Court, which may result in changes to the interpretation or application of the remedies ordered by the court, as well as new or changed remedies being ordered. The court’s order was appealed by both the U.S. Department of Justice (“DOJ”) and Google. A reversal of the order on appeal could result in the imposition of certain remedies initially proposed by the DOJ, such as those prohibiting Google from offering the Company commercial terms for search distribution. If implemented, these remedies could materially adversely affect the Company’s ability to earn revenue from such licensing arrangements. In addition, regardless of the outcome of such proceedings, these licensing arrangements may not be renewed on favorable terms upon their expiration or at all.
The Company’s business, reputation, results of operations, financial condition and stock price can be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future. Changes to the Company’s business policies and practices to comply with new laws and regulations or in connection with legal proceedings can negatively impact the reputation of the Company’s products for privacy and security. Such changes can also otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand, lost sales, and lower profit margins.
The Company’s business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding the collection, use, protection and transfer of personal data.
The Company is subject to an increasing number of federal, state and international laws relating to the collection, use, retention, protection and transfer of various types of personal data. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal data among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. For example, China has regulatory requirements relating to data processing and localization that govern the Company’s ability to collect, use, and transfer data in China, and limit the Company’s ability to transfer data outside of China. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices, including changes to the design of the Company’s products and services and limiting the Company’s ability to offer a product, service or feature to customers. Such changes can also otherwise adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, services and technologies, lower revenue, and lower profit margins. Noncompliance could result in suspension or revocation of business licenses, significant penalties and legal liability.
The Company makes statements about its use and disclosure of personal data through its privacy policy, information provided on its website, press statements and other privacy notices provided to customers. Any failure or perceived failure by the Company to comply with these public statements or with federal, state or international privacy or data protection laws and regulations could result in inquiries, proceedings, litigation and penalties from governmental entities or others. Such a failure or perceived failure could also result in reputational impacts, ongoing audit requirements and significant legal liability. The risks of inadvertent disclosure of personal data can increase with the introduction of new and complex technologies, such as artificial intelligence features, further exacerbating such risks.
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
The Company is also subject to new and changing laws, regulations and other legal obligations regarding online safety, including enhanced protections for minors, and mandatory age verification requirements. These obligations can increase regulatory risks by requiring complex compliance measures and significant modifications to the Company’s products, services and operations, and may lead to operational disruptions, heightened privacy and data security risks, and increased costs, all of which could have a material adverse effect on the Company’s business, reputation, results of operations, financial condition and stock price. Failure to comply with such changing laws, regulations and other legal obligations can also result in significant penalties, fines, and other legal liability.
Apple Inc. | 2026 Form 10-K | 17

Financial Risks
The Company’s net sales, gross margins and results of operations are subject to volatility and downward pressure due to a variety of factors.
The Company’s gross margins vary significantly across its products, services, geographic segments and distribution channels and can change over time. The Company’s net sales, gross margins and results of operations are subject to volatility and downward pressure due to a variety of factors, including: industry-wide supply constraints and rising costs for key components such as advanced semiconductors, memory and storage; product pricing pressures and product pricing actions that the Company takes in response to such pressures; increased competition; the Company’s ability to effectively stimulate demand for certain of its products and services; compressed product life cycles; supply shortages; potential increases in the cost of outside manufacturing services, and developing, acquiring and delivering content for the Company’s services; the Company’s ability to manage product quality and warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix, including to the extent that regulatory changes require the Company to modify its product and service offerings; investments in new business strategies, including in artificial intelligence technologies; seasonality; changes to the Company’s licensing arrangements, whether as a result of legal proceedings, adverse regulatory developments, changes in commercial relationships or other circumstances; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; the imposition of new or increased tariffs and other trade restrictions, their overall magnitude and duration, and retaliatory actions in response; and the introduction of new products or services, including new products or services with lower profit margins. These and other factors could have a material adverse effect on the Company’s business, results of operations, financial condition and stock price. Further, the Company generates a significant portion of its net sales from a single product category and certain of the Company’s services, including third-party licensing arrangements, contribute significantly to the Company’s results of operations. A decline in demand for that product and those services, or an unfavorable change in the Company’s services offerings, including its third-party licensing arrangements, could significantly impact the Company’s net sales, gross margins and results of operations.
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
The Company’s investments can be negatively affected by changes in liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and marketable securities may fluctuate substantially. Although the Company has not realized significant losses on its cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse effect on the Company’s business, results of operations, financial condition and stock price.
Apple Inc. | 2026 Form 10-K | 18

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
The Company distributes its products and certain of its services through third-party cellular network carriers and other resellers. The Company also sells its products and services directly to small and mid-sized businesses and education, enterprise and government customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance, and a significant portion of the Company’s trade receivables can be concentrated within cellular network carriers or other resellers. The Company’s exposure to credit and collectibility risk on its trade receivables is higher in certain international markets. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture subassemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of inventory components. As of September 26, 2026, the Company’s vendor non-trade receivables were concentrated among a few individual vendors located primarily in Asia. If the Company is unable to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables, as well as long-term prepayments, the Company’s business, results of operations, financial condition and stock price could be materially adversely affected.
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
The Company’s stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the technology industry and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. The Company believes the price of its stock reflects investor expectations regarding future growth and profitability, as well as expectations that its cash dividend will continue at current levels or grow, and that its current share repurchase programs will be fully consummated. However, future dividends are subject to declaration by the Company’s Board of Directors (“Board”), and the Company’s share repurchase programs do not obligate it to acquire a minimum amount of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
Apple Inc. | 2026 Form 10-K | 19

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
Item 2.    Properties
The Company’s headquarters is located in Cupertino, California. As of September 26, 2026, the Company owned or leased facilities and land for corporate functions, R&D, data centers, retail and other purposes at locations throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
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
Apple Inc. | 2026 Form 10-K | 20

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
Epic Games
Epic Games, Inc. filed a lawsuit in the California District Court against the Company alleging violations of federal and state antitrust laws and California’s unfair competition law based upon the Company’s operation of its App Store. The California District Court found that certain provisions of the Company’s App Review Guidelines violate California’s unfair competition law and issued an injunction (the “2021 Injunction”) enjoining the Company from prohibiting developers from including in their apps buttons, external links, or other calls to action that direct customers to purchasing mechanisms other than the Company’s in-app purchase system. On April 30, 2025, the California District Court found the Company to be in violation of the 2021 Injunction and enjoined the Company from imposing any commission or any fee on purchases that consumers make outside an app; restricting, conditioning, limiting, or prohibiting how developers guide consumers to purchases outside an app; or otherwise interfering with a consumer’s choice to proceed in or out of an app (the “2025 Injunction”). The Company appealed the California District Court’s April 2025 decision to the Ninth Circuit Court. On December 11, 2025, the Ninth Circuit Court issued an order upholding the 2025 Injunction in part and modifying certain aspects to allow the Company to require parity in size, form and placement between the Company’s in-app purchase and any links for consumers to make purchases outside an app. The Ninth Circuit Court also held that the Company can charge some commission on link-out purchases, and remanded to the California District Court to further amend or modify the 2025 Injunction, consistent with the Ninth Circuit Court’s order. On May 21, 2026, the Company filed a petition seeking Supreme Court review of the Ninth Circuit Court’s opinion. On June 30, 2026, the Supreme Court granted the Company’s petition to review the applicable legal standard for civil contempt.
Other Legal Proceedings
The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the fourth quarter of 2026 that did not individually or in the aggregate have a material impact on the Company’s results of operations or financial condition. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s results of operations and financial condition for that reporting period could be materially adversely affected.
Item 4.    Mine Safety Disclosures
Not applicable.
Apple Inc. | 2026 Form 10-K | 21

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol AAPL.
Holders
As of October 23, 2026, there were 21,458 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 26, 2026, was as follows (in millions, except number of shares, which are reflected in thousands, and per-share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2026 to August 1, 2026:
Open market and privately negotiated purchases	27,594	$317.45		27,594

August 2, 2026 to August 29, 2026:
May 2026 ASRs (2)	6,288	$305.29	(2)	6,288
Open market and privately negotiated purchases	26,820	$309.66		26,820

August 30, 2026 to September 26, 2026:
Open market and privately negotiated purchases	21,065	$329.22		21,065
Total	81,767				$114,004
(1)On May 1, 2025, the Company announced a program to repurchase up to $100 billion of the Company’s common stock. As of September 26, 2026, remaining availability under the May 2025 program was $14.0 billion. On April 30, 2026, the Company announced an additional program to repurchase up to $100 billion of the Company’s common stock. The programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)In May 2026, the Company entered into accelerated share repurchase agreements (“ASRs”). Under the terms of the ASRs, financial institutions committed to deliver shares of the Company’s common stock during the purchase periods in exchange for up-front payments totaling $10.0 billion. In August 2026, the purchase periods for the ASRs ended and 6 million shares were delivered and retired. In total, 33 million shares were delivered under the ASRs at an average repurchase price of $305.29 per share.
Apple Inc. | 2026 Form 10-K | 22

Company Stock Performance
The following graph shows a comparison of five-year cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the Dow Jones U.S. Technology Total Stock Market Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Technology Total Stock Market Index as of the market close on September 24, 2021. Past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Apple Inc., the S&P 500 Index and the Dow Jones U.S. Technology Total Stock Market Index

$300
$200
$100
$0
9/24/21
9/24/22
9/30/23
9/28/24
9/27/25
9/26/26
Apple Inc.
S&P 500 Index
Dow Jones U.S. Technology Total Stock Market Index

	September 2021	September 2022	September 2023	September 2024	September 2025	September 2026
Apple Inc.	$100	$103	$118	$158	$178	$238
S&P 500 Index	$100	$84	$99	$135	$158	$187
Dow Jones U.S. Technology Total Stock Market Index	$100	$72	$100	$149	$195	$256
Item 6.    [Reserved]
Apple Inc. | 2026 Form 10-K | 23

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2026 and 2025 items and year-to-year comparisons between 2026 and 2025. Discussions of 2024 items and year-to-year comparisons between 2025 and 2024 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.
Product, Service and Software Announcements
The Company announces new product, service and software offerings at various times during the year. Significant announcements during fiscal year 2026 included the following:
First Quarter 2026:
•14-inch MacBook Pro
•iPad Pro
•Apple Vision Pro
Second Quarter 2026:
•iPad Air
•iPhone 17e
•MacBook Neo, MacBook Air and MacBook Pro
•AirPods Max 2
Third Quarter 2026:
•iOS 27, macOS 27 Golden Gate, iPadOS 27, watchOS 27, visionOS 27 and tvOS 27
•Siri AI
Fourth Quarter 2026:
•Mac mini and Mac Studio
•iPhone Duo, iPhone 18 Pro Max and iPhone 18 Pro
•Apple Watch Series 12 and Apple Watch Ultra 4
•AirPods 5
Macroeconomic Conditions
Macroeconomic conditions, including inflation, interest rates, component pricing, supply constraints and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s business, revenue, costs, gross margin, results of operations and financial condition.
The Company is experiencing supply constraints and rising costs driven by industry-wide supply-demand imbalances for key components, including advanced semiconductors, memory and storage. The Company expects these trends to intensify for memory and storage components. Actions, such as price increases, that have been and may in the future be taken by the Company may not effectively mitigate these negative impacts, and may also reduce demand for the Company’s products.
Apple Inc. | 2026 Form 10-K | 24

Tariffs and Other Measures
Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S., including additional tariffs on imports from China mainland, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. On January 14, 2026, initial results were published of the previously announced U.S. Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The announcement of the initial results of the investigation did not impose any additional tariffs affecting the Company’s products. Separately, on February 20, 2026, the Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. The Company has applied for a refund of tariffs paid, following the processes established by U.S. Customs and Border Protection, and has recognized any refunds received as a reduction of products cost of sales. Various modifications to U.S. tariffs have been announced, including the recent imposition of tariffs under Section 301 of the Trade Act of 1974, and further changes could be made in the future, which may include additional measures under the Section 232 semiconductor sector investigation, additional sector-based tariffs, further actions under Section 301, or other measures. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, the availability of rare earths and other raw materials and components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business, results of operations and financial condition.
Segment Operating Performance
The following table shows net sales by reportable segment for 2026, 2025 and 2024 (dollars in millions):

	2026	Change	2025	Change	2024
Americas	$198,083	11%	$178,353	7%	$167,045
Europe	127,604	15%	111,032	10%	101,328
Greater China	82,378	28%	64,377	(4)%	66,952
Japan	30,908	8%	28,703	15%	25,052
Rest of Asia Pacific	39,861	18%	33,696	10%	30,658
Total net sales	$478,834	15%	$416,161	6%	$391,035
Americas
Americas net sales increased during 2026 compared to 2025 due to higher net sales of iPhone, Services and Mac.
Europe
Europe net sales increased during 2026 compared to 2025 primarily due to higher net sales of iPhone, Services and Mac. The strength in foreign currencies relative to the U.S. dollar had a net favorable year-over-year impact on Europe net sales during 2026.
Greater China
Greater China net sales increased during 2026 compared to 2025 primarily due to higher net sales of iPhone and Mac. The strength in the renminbi relative to the U.S. dollar had a favorable year-over-year impact on Greater China net sales during 2026.
Japan
Japan net sales increased during 2026 compared to 2025 due to higher net sales of iPhone. The weakness in the yen relative to the U.S. dollar had an unfavorable year-over-year impact on Japan net sales during 2026.
Rest of Asia Pacific
Rest of Asia Pacific net sales increased during 2026 compared to 2025 primarily due to higher net sales of iPhone, Services and Mac.
Apple Inc. | 2026 Form 10-K | 25

Products and Services Performance
The following table shows net sales by category for 2026, 2025 and 2024 (dollars in millions):

	2026	Change	2025	Change	2024
iPhone	$254,098	21%	$209,586	4%	$201,183
Mac	37,929	13%	33,708	12%	29,984
iPad	27,929	—%	28,023	5%	26,694
Wearables, Home and Accessories	35,577	—%	35,686	(4)%	37,005
Services (1)	123,301	13%	109,158	14%	96,169
Total net sales	$478,834	15%	$416,161	6%	$391,035
(1)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
iPhone
iPhone net sales increased during 2026 compared to 2025 due to higher net sales of Pro models.
Mac
Mac net sales increased during 2026 compared to 2025 due to higher net sales of laptops.
iPad
iPad net sales during 2026 compared to 2025 were relatively flat.
Wearables, Home and Accessories
Wearables, Home and Accessories net sales during 2026 compared to 2025 were relatively flat.
Services
Services net sales increased during 2026 compared to 2025 primarily due to higher net sales from advertising and cloud services.
Apple Inc. | 2026 Form 10-K | 26

Gross Margin
Products and Services gross margin and gross margin percentage for 2026, 2025 and 2024 were as follows (dollars in millions):

	2026	2025	2024
Gross margin:
Products	$139,659	$112,887	$109,633
Services	93,943	82,314	71,050
Total gross margin	$233,602	$195,201	$180,683

Gross margin percentage:
Products	39.3%	36.8%	37.2%
Services	76.2%	75.4%	73.9%
Total gross margin percentage	48.8%	46.9%	46.2%
Products Gross Margin
Products gross margin and gross margin percentage increased during 2026 compared to 2025 primarily due to product mix and tariff refunds, partially offset by higher costs, including memory.
Services Gross Margin
Services gross margin increased during 2026 compared to 2025 primarily due to higher Services net sales and a different mix of services, partially offset by higher costs.
Services gross margin percentage increased during 2026 compared to 2025 primarily due to a different mix of services, partially offset by higher costs.
The Company’s future gross margins can be impacted by a variety of factors, as discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” As a result, the Company believes, in general, gross margins will be subject to volatility and downward pressure.
Operating Expenses
Operating expenses for 2026, 2025 and 2024 were as follows (dollars in millions):

	2026	Change	2025	Change	2024
Research and development	$45,765	32%	$34,550	10%	$31,370
Percentage of total net sales	10%		8%		8%
Selling, general and administrative	$29,774	8%	$27,601	6%	$26,097
Percentage of total net sales	6%		7%		7%
Total operating expenses	$75,539	22%	$62,151	8%	$57,467
Percentage of total net sales	16%		15%		15%
Research and Development
R&D expense increased during 2026 compared to 2025 primarily due to higher infrastructure-related costs, including investments in artificial intelligence, and headcount-related expenses.
Selling, General and Administrative
Selling, general and administrative expense increased during 2026 compared to 2025. The increase was driven by various factors, none of which were significant individually or in the aggregate.
Apple Inc. | 2026 Form 10-K | 27

Provision for Income Taxes
Provision for income taxes and effective tax rate for 2026, 2025 and 2024 were as follows (dollars in millions):

	2026	2025	2024
Provision for income taxes	$27,062	$20,719	$29,749
Effective tax rate	17.0%	15.6%	24.1%
The Company’s effective tax rate for 2026 was higher compared to 2025 primarily due to a higher effective tax rate on foreign earnings, the impact of foreign currency loss regulations issued by the U.S. Department of the Treasury in December 2024, and the tax impact from foreign currency revaluations in the first quarter of 2025 related to the State Aid Decision (refer to Note 8, “Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K), partially offset by the impact of changes in valuation allowance.
Liquidity and Capital Resources
The Company believes its balances of cash, cash equivalents and marketable securities, which totaled $136.9 billion as of September 26, 2026, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond.
The Company’s material cash requirements include the following contractual obligations:
Debt
As of September 26, 2026, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $78.7 billion (collectively the “Notes”), with $10.0 billion payable within 12 months. Future interest payments associated with the Notes total $34.4 billion, with $2.4 billion payable within 12 months.
The Company also issues unsecured short-term promissory notes pursuant to a commercial paper program. As of September 26, 2026, the Company had $2.0 billion of commercial paper outstanding, which was payable within 12 months.
Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. As of September 26, 2026, the Company had fixed lease payment obligations of $17.8 billion, with $2.8 billion payable within 12 months.
Manufacturing Purchase Obligations
The Company utilizes several outsourcing partners to manufacture subassemblies for the Company’s products and to perform final assembly and testing of finished products. The Company also obtains individual components for its products from a wide variety of individual suppliers. As of September 26, 2026, the Company had manufacturing purchase obligations of $89.7 billion, with $82.7 billion payable within 12 months.
Other Purchase Obligations
The Company’s other purchase obligations primarily consist of noncancelable obligations related to supplier arrangements, licensed content and intellectual property, distribution rights, and the acquisition of capital assets. As of September 26, 2026, the Company had other purchase obligations of $27.3 billion, with $9.9 billion payable within 12 months.
Capital Return Program
In addition to its contractual cash requirements, the Company has authorized share repurchase programs. The programs do not obligate the Company to acquire a minimum amount of shares. As of September 26, 2026, the Company’s quarterly cash dividend was $0.27 per share. The Company intends to increase its dividend on an annual basis, subject to declaration by the Board.
In April 2026, the Company announced a new share repurchase program of up to $100 billion and raised its quarterly dividend from $0.26 to $0.27 per share beginning in May 2026. During 2026, the Company repurchased $85.8 billion of its common stock and paid dividends and dividend equivalents of $15.7 billion.
Apple Inc. | 2026 Form 10-K | 28

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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) and the allocation of international taxation rights between countries. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial condition.
Legal and Other Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company records a liability when it is probable a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial condition.
Apple Inc. | 2026 Form 10-K | 29

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
The following table sets forth potential impacts on the Company’s investment portfolio and term debt, including the effects of any associated derivatives, that would result from a hypothetical increase in relevant interest rates as of September 26, 2026 and September 27, 2025 (dollars in millions):

Interest Rate Sensitive Instrument	Hypothetical Interest Rate Increase	Potential Impact	2026	2025
Investment portfolio	100 basis points, all tenors	Decline in fair value	$2,608	$2,416
Term debt	100 basis points, all tenors	Increase in annual interest expense	$95	$129
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
The Company applied a value-at-risk (“VAR”) model to its foreign currency derivative positions to assess the potential impact of fluctuations in exchange rates. The VAR model used a Monte Carlo simulation. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign currency derivative positions due to adverse movements in rates. Based on the results of the model, the Company estimates, with 95% confidence, a maximum one-day loss in fair value of $560 million and $590 million as of September 26, 2026 and September 27, 2025, respectively. Changes in the Company’s underlying foreign currency exposures, which were excluded from the assessment, generally offset changes in the fair values of the Company’s foreign currency derivatives.
Apple Inc. | 2026 Form 10-K | 30

Item 8.    Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Apple Inc. | 2026 Form 10-K | 31

Apple Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per-share amounts)

	Years Ended
	September 26, 2026	September 27, 2025	September 28, 2024
Net sales:
Products	$355,533	$307,003	$294,866
Services	123,301	109,158	96,169
Total net sales	478,834	416,161	391,035

Cost of sales:
Products	215,874	194,116	185,233
Services	29,358	26,844	25,119
Total cost of sales	245,232	220,960	210,352
Gross margin	233,602	195,201	180,683

Operating expenses:
Research and development	45,765	34,550	31,370
Selling, general and administrative	29,774	27,601	26,097
Total operating expenses	75,539	62,151	57,467

Operating income	158,063	133,050	123,216
Other income/(expense), net	1,174	(321)	269
Income before provision for income taxes	159,237	132,729	123,485
Provision for income taxes	27,062	20,719	29,749
Net income	$132,175	$112,010	$93,736

Earnings per share:
Basic	$9.01	$7.49	$6.11
Diluted	$8.98	$7.46	$6.08

Shares used in computing earnings per share:
Basic	14,661,935	14,948,500	15,343,783
Diluted	14,720,306	15,004,697	15,408,095
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2026 Form 10-K | 32

Apple Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	September 26, 2026	September 27, 2025	September 28, 2024
Net income	$132,175	$112,010	$93,736
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	12	(267)	395

Change in unrealized gains/losses on derivative instruments, net of tax:
Change in fair value of derivative instruments	539	849	(832)
Adjustment for net (gains)/losses realized and included in net income	5	(212)	(1,337)
Total change in unrealized gains/losses on derivative instruments	544	637	(2,169)

Change in unrealized gains/losses on marketable debt securities, net of tax:
Change in fair value of marketable debt securities	(1,464)	817	5,850
Adjustment for net (gains)/losses realized and included in net income	57	414	204
Total change in unrealized gains/losses on marketable debt securities	(1,407)	1,231	6,054

Total other comprehensive income/(loss)	(851)	1,601	4,280
Total comprehensive income	$131,324	$113,611	$98,016
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2026 Form 10-K | 33

Apple Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 26, 2026	September 27, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$36,305	$35,934
Marketable securities	20,417	18,763
Accounts receivable, net	43,817	39,777
Vendor non-trade receivables	39,896	33,180
Inventories	14,541	5,718
Other current assets	18,881	14,585
Total current assets	173,857	147,957

Non-current assets:
Marketable securities	80,213	77,723
Property, plant and equipment, net	52,084	49,834
Intangible assets, net	20,278	11,093
Other non-current assets	78,116	72,634
Total non-current assets	230,691	211,284
Total assets	$404,548	$359,241

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$82,252	$69,860
Other current liabilities	66,124	66,387
Deferred revenue	9,636	9,055
Commercial paper	1,997	7,979
Term debt	9,906	12,350
Total current liabilities	169,915	165,631

Non-current liabilities:
Term debt	68,208	78,328
Other non-current liabilities	54,332	41,549
Total non-current liabilities	122,540	119,877
Total liabilities	292,455	285,508

Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid-in capital, $0.00001 par value: 50,400,000 shares authorized; 14,532,259 and 14,773,260 shares issued and outstanding, respectively	104,815	93,568
Retained earnings/(Accumulated deficit)	13,700	(14,264)
Accumulated other comprehensive loss	(6,422)	(5,571)
Total shareholders’ equity	112,093	73,733
Total liabilities and shareholders’ equity	$404,548	$359,241
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2026 Form 10-K | 34

Apple Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per-share amounts)

	Years Ended
	September 26, 2026	September 27, 2025	September 28, 2024
Total shareholders’ equity, beginning balances	$73,733	$56,950	$62,146

Common stock and additional paid-in capital:
Beginning balances	93,568	83,276	73,812
Common stock issued	1,603	1,498	1,423
Common stock withheld related to net share settlement of equity awards	(4,918)	(4,452)	(3,993)
Share-based compensation	14,562	13,246	12,034
Ending balances	104,815	93,568	83,276

Retained earnings/(Accumulated deficit):
Beginning balances	(14,264)	(19,154)	(214)
Net income	132,175	112,010	93,736
Dividends and dividend equivalents declared	(15,704)	(15,413)	(15,218)
Common stock withheld related to net share settlement of equity awards	(2,022)	(1,655)	(1,612)
Common stock repurchased	(86,485)	(90,052)	(95,846)
Ending balances	13,700	(14,264)	(19,154)

Accumulated other comprehensive loss:
Beginning balances	(5,571)	(7,172)	(11,452)
Other comprehensive income/(loss)	(851)	1,601	4,280
Ending balances	(6,422)	(5,571)	(7,172)

Total shareholders’ equity, ending balances	$112,093	$73,733	$56,950

Dividends and dividend equivalents declared per share or RSU	$1.06	$1.02	$0.98
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2026 Form 10-K | 35

Apple Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	September 26, 2026	September 27, 2025	September 28, 2024
Cash, cash equivalents, and restricted cash and cash equivalents, beginning balances	$35,934	$29,943	$30,737

Operating activities:
Net income	132,175	112,010	93,736
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	13,423	11,698	11,445
Share-based compensation expense	13,789	12,863	11,688
Other	568	(89)	(2,266)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,994)	(6,682)	(3,788)
Vendor non-trade receivables	(6,716)	(347)	(1,356)
Inventories	(8,905)	1,400	(1,046)
Other current and non-current assets	(21,117)	(9,197)	(11,731)
Accounts payable	12,171	902	6,020
Other current and non-current liabilities	13,703	(11,076)	15,552
Cash generated by operating activities	145,097	111,482	118,254

Investing activities:
Purchases of marketable securities	(54,945)	(24,407)	(48,656)
Proceeds from maturities of marketable securities	34,815	40,907	51,211
Proceeds from sales of marketable securities	14,280	12,890	11,135
Payments for acquisition of property, plant and equipment	(9,041)	(12,715)	(9,447)
Other	(2,389)	(1,480)	(1,308)
Cash generated by/(used in) investing activities	(17,280)	15,195	2,935

Financing activities:
Payments for taxes related to net share settlement of equity awards	(6,793)	(5,960)	(5,441)
Payments for dividends and dividend equivalents	(15,721)	(15,421)	(15,234)
Repurchases of common stock	(86,390)	(90,711)	(94,949)
Proceeds from issuance of term debt, net	—	4,481	—
Repayments of term debt	(12,396)	(10,932)	(9,958)
Proceeds from/(Repayments of) commercial paper, net	(5,911)	(2,032)	3,960
Other	(235)	(111)	(361)
Cash used in financing activities	(127,446)	(120,686)	(121,983)

Increase/(Decrease) in cash, cash equivalents, and restricted cash and cash equivalents	371	5,991	(794)
Cash, cash equivalents, and restricted cash and cash equivalents, ending balances	$36,305	$35,934	$29,943
See accompanying Notes to Consolidated Financial Statements.
Apple Inc. | 2026 Form 10-K | 36

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
The Company’s fiscal year is the 52- or 53-week period that ends on the last Saturday of September. An additional week is included in the first fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company’s fiscal years 2026, 2025 and 2024 spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.
Recently Adopted Accounting Pronouncements
Income Taxes
Beginning with the 2026 annual reporting period, the Company adopted the FASB’s ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the Company to disaggregate its income taxes paid disclosure by federal, state and local, and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted ASU 2023-09 using a prospective transition method.
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
Intangible Assets
Intangible assets are stated at cost.
Apple Inc. | 2026 Form 10-K | 37

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
The Company has identified the performance obligations regularly included in arrangements involving the sale of iPhone, Mac and iPad. The first material performance obligation, which represents the substantial portion of the allocated sales price, is the hardware and bundled software delivered at the time of sale. The second material performance obligation is the right to receive certain product-related bundled services, which include iCloud®, Siri and Siri AI, and Maps. The Company allocates revenue and any related discounts to all of its performance obligations based on their relative SSPs. Because the Company lacks observable prices for product-related bundled services, the allocation of revenue is based on the Company’s estimated SSPs. Revenue allocated to the delivered hardware and bundled software is recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to product-related bundled services is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
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
Apple Inc. | 2026 Form 10-K | 38

The following table shows disaggregated net sales, as well as the portion of total net sales that was previously deferred, for 2026, 2025 and 2024 (in millions):

	2026	2025	2024
iPhone	$254,098	$209,586	$201,183
Mac	37,929	33,708	29,984
iPad	27,929	28,023	26,694
Wearables, Home and Accessories	35,577	35,686	37,005
Services (1)	123,301	109,158	96,169
Total net sales	$478,834	$416,161	$391,035

Portion of total net sales that was included in deferred revenue as of the beginning of the period	$8,717	$8,229	$7,728
(1)Services net sales include amortization of the deferred value of services bundled in the sales price of certain products.
The Company’s proportion of net sales by disaggregated revenue source was generally consistent for each reportable segment (refer to Note 14, “Segment Information and Geographic Data”) for 2026, 2025 and 2024, except in Greater China, where iPhone revenue represented a moderately higher proportion of net sales. In addition, in 2026, Services revenue represented a moderately lower proportion of net sales in Greater China.
As of September 26, 2026 and September 27, 2025, the Company had total deferred revenue of $14.8 billion and $13.7 billion, respectively. As of September 26, 2026, the Company expects 65% of total deferred revenue to be realized in less than a year, 22% within one-to-two years, 11% within two-to-three years and 2% in greater than three years.
Note 3 – Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for 2026, 2025 and 2024 (net income in millions and shares in thousands):

	2026	2025	2024
Numerator:
Net income	$132,175	$112,010	$93,736

Denominator:
Weighted-average basic shares outstanding	14,661,935	14,948,500	15,343,783
Effect of dilutive share-based awards	58,371	56,197	64,312
Weighted-average diluted shares	14,720,306	15,004,697	15,408,095

Basic earnings per share	$9.01	$7.49	$6.11
Diluted earnings per share	$8.98	$7.46	$6.08
Apple Inc. | 2026 Form 10-K | 39

Note 4 – Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 26, 2026 and September 27, 2025 (in millions):

	2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$32,686	$—	$—	$32,686	$32,686	$—	$—

Level 1:
Money market funds	897	—	—	897	897	—	—
Mutual funds	912	243	(4)	1,151	—	1,151	—
Subtotal	1,809	243	(4)	2,048	897	1,151	—

Level 2 (1):
U.S. Treasury securities	19,413	1	(507)	18,907	27	4,793	14,087
U.S. agency securities	5,164	—	(106)	5,058	565	2,459	2,034
Non-U.S. government securities	5,171	25	(504)	4,692	—	310	4,382
Certificates of deposit and time deposits	2,334	—	—	2,334	2,030	304	—
Commercial paper	1,486	—	—	1,486	—	1,486	—
Corporate debt securities	48,229	29	(1,323)	46,935	100	9,875	36,960
Mortgage- and asset-backed securities	24,678	5	(1,894)	22,789	—	39	22,750
Subtotal	106,475	60	(4,334)	102,201	2,722	19,266	80,213

Total	$140,970	$303	$(4,338)	$136,935	$36,305	$20,417	$80,213

	2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,267	$—	$—	$28,267	$28,267	$—	$—

Level 1:
Money market funds	5,272	—	—	5,272	5,272	—	—
Mutual funds	679	177	(2)	854	—	854	—
Subtotal	5,951	177	(2)	6,126	5,272	854	—

Level 2 (1):
U.S. Treasury securities	16,074	56	(282)	15,848	1,190	3,712	10,946
U.S. agency securities	5,269	—	(149)	5,120	251	2,456	2,413
Non-U.S. government securities	6,586	111	(424)	6,273	—	855	5,418
Certificates of deposit and time deposits	917	—	—	917	904	—	13
Commercial paper	100	—	—	100	50	50	—
Corporate debt securities	47,210	266	(916)	46,560	—	10,623	35,937
Municipal securities	207	—	(2)	205	—	119	86
Mortgage- and asset-backed securities	24,130	126	(1,252)	23,004	—	94	22,910
Subtotal	100,493	559	(3,025)	98,027	2,395	17,909	77,723

Total	$134,711	$736	$(3,027)	$132,420	$35,934	$18,763	$77,723
(1)The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
Apple Inc. | 2026 Form 10-K | 40

As of September 26, 2026, 82% of the Company’s non-current marketable debt securities other than mortgage- and asset-backed securities had maturities between 1 and 5 years, 15% between 5 and 10 years, and 3% greater than 10 years. As of September 26, 2026, 16% of the Company’s non-current mortgage- and asset-backed securities had maturities between 1 and 5 years, 21% between 5 and 10 years, and 63% greater than 10 years.
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
To protect the Company’s foreign currency–denominated term debt or marketable securities from fluctuations in foreign exchange rates, the Company may use forwards, cross-currency swaps or other instruments. The Company designates these instruments as either cash flow or fair value hedges. As of September 26, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for term debt–related foreign currency transactions is 16 years.
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
Apple Inc. | 2026 Form 10-K | 41

The notional amounts of the Company’s outstanding derivative instruments as of September 26, 2026 and September 27, 2025, were as follows (in millions):

	2026	2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$91,774	$62,647
Interest rate contracts	$9,500	$12,875

Derivative instruments not designated as accounting hedges:
Foreign exchange contracts	$112,065	$109,079
As of September 26, 2026 and September 27, 2025, the carrying amount of the Company’s current and non-current term debt subject to fair value hedges was $9.2 billion and $12.6 billion, respectively.
Accounts Receivable
Trade Receivables
As of both September 26, 2026 and September 27, 2025, the Company had one customer that represented 10% or more of total trade receivables, which accounted for 13% and 12%, respectively. The Company’s third-party cellular network carriers accounted for 33% and 34% of total trade receivables as of September 26, 2026 and September 27, 2025, respectively. The Company requires third-party credit support or collateral from certain customers to limit credit risk.
Vendor Non-Trade Receivables
The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture subassemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in products net sales. Rather, the Company recognizes any gain on these sales as a reduction of products cost of sales when the related final products are sold by the Company. As of September 26, 2026, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 45% and 27%. As of September 27, 2025, the Company had two vendors that individually represented 10% or more of total vendor non-trade receivables, which accounted for 46% and 23%.
Note 5 – Property, Plant and Equipment
The following table shows the Company’s gross property, plant and equipment by major asset class and accumulated depreciation as of September 26, 2026 and September 27, 2025 (in millions):

	2026	2025
Land and buildings	$29,413	$27,337
Machinery, equipment and internal-use software	84,379	83,420
Leasehold improvements	16,143	15,091
Gross property, plant and equipment	129,935	125,848
Accumulated depreciation	(77,851)	(76,014)
Total property, plant and equipment, net	$52,084	$49,834
Depreciation expense on property, plant and equipment was $8.7 billion, $8.0 billion and $8.2 billion during 2026, 2025 and 2024, respectively.
Apple Inc. | 2026 Form 10-K | 42

Note 6 – Intangible Assets
The following table summarizes the components of intangible asset balances as of September 26, 2026 and September 27, 2025 (in millions):

	2026			2025
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Amortizable intangible assets:
Licensed intangible assets	$29,582	$(8,639)	$20,943	$16,061	$(6,882)	$9,179
Owned intangible assets	8,363	(5,145)	3,218	7,514	(4,767)	2,747
Total	37,945	(13,784)	24,161	23,575	(11,649)	11,926

Non-amortizable owned intangible assets	1,539	—	1,539	1,375	—	1,375
Total intangible assets	39,484	(13,784)	25,700	24,950	(11,649)	13,301
Less: Current portion of licensed intangible assets			(5,422)			(2,208)
Non-current portion of intangible assets			$20,278			$11,093
Amortization expense related to intangible assets was $4.9 billion, $3.7 billion and $3.6 billion in 2026, 2025 and 2024, respectively. The expected annual amortization expense related to intangible assets as of September 26, 2026, is as follows (in millions):

2027	$6,617
2028	6,044
2029	5,517
2030	3,815
2031	756
Thereafter	1,412
Total	$24,161
Note 7 – Consolidated Financial Statement Details
The following tables show the Company’s consolidated financial statement details as of September 26, 2026 and September 27, 2025 (in millions):
Inventories

	2026	2025
Components	$10,447	$2,124
Finished goods	4,094	3,594
Total inventories	$14,541	$5,718
Other Non-Current Assets

	2026	2025
Deferred tax assets	$20,379	$20,777
Other non-current assets	57,737	51,857
Total other non-current assets	$78,116	$72,634
Apple Inc. | 2026 Form 10-K | 43

Other Current Liabilities

	2026	2025
Income taxes payable	$5,287	$13,016
Accrued distribution and marketing	6,994	8,919
Other current liabilities	53,843	44,452
Total other current liabilities	$66,124	$66,387
Note 8 – Income Taxes
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
Income Before Provision for Income Taxes
Income before provision for income taxes for 2026, 2025 and 2024 consisted of the following (in millions):

	2026	2025	2024
Domestic	$63,732	$50,722	$46,169
Foreign	95,505	82,007	77,316
Income before provision for income taxes	$159,237	$132,729	$123,485
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for 2026, 2025 and 2024 consisted of the following (in millions):

	2026	2025	2024
Federal:
Current	$11,307	$11,487	$5,571
Deferred	594	(1,804)	(3,080)
Total	11,901	9,683	2,491
State and local:
Current	2,409	1,680	1,726
Deferred	(36)	(139)	(298)
Total	2,373	1,541	1,428
Foreign:
Current	12,625	8,891	25,483
Deferred	163	604	347
Total	12,788	9,495	25,830
Provision for income taxes	$27,062	$20,719	$29,749
Apple Inc. | 2026 Form 10-K | 44

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for 2026 is as follows (dollars in millions):

	2026
	Amount	Percent
Computed statutory federal income tax	$33,440	21.0%
Foreign tax effects:
Ireland
Tax rate difference	(3,464)	(2.2)%
Other	897	0.6%
Singapore
Tax rate difference, including incentives	(5,492)	(3.4)%
Qualified Domestic Minimum Top-up Tax	2,510	1.6%
Other	311	0.2%
Other foreign jurisdictions	2,341	1.5%
Effect of cross-border tax laws	(2,307)	(1.5)%
Tax credits:
Research and development credits	(1,894)	(1.2)%
Other	(273)	(0.2)%
Other	993	0.6%
Provision for income taxes	$27,062	17.0%
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (21% in 2025 and 2024) to income before provision for income taxes for 2025 and 2024 is as follows (dollars in millions):

	2025	2024
Computed expected tax	$27,873	$25,932
Earnings of foreign subsidiaries	(8,120)	(5,311)
Change in valuation allowance	2,091	—
Research and development credit, net	(1,049)	(1,397)
Impact of the State Aid Decision	(486)	10,246
Other	410	279
Provision for income taxes	$20,719	$29,749
Effective tax rate	15.6%	24.1%
Apple Inc. | 2026 Form 10-K | 45

Deferred Tax Assets and Liabilities
As of September 26, 2026 and September 27, 2025, the significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	2026	2025
Deferred tax assets:
Capitalized research and development	$13,656	$15,041
Tax credit carryforwards	10,046	8,643
Accrued liabilities and other reserves	6,678	6,154
Deferred revenue	2,797	2,953
Lease liabilities	2,643	2,577
Other	3,579	3,049
Total deferred tax assets	39,399	38,417
Less: Valuation allowance	(13,260)	(10,966)
Total deferred tax assets, net	26,139	27,451
Deferred tax liabilities:
Depreciation	2,379	3,276
Right-of-use assets	2,331	2,300
Minimum tax on foreign earnings	1,089	1,217
Other	812	678
Total deferred tax liabilities	6,611	7,471
Net deferred tax assets	$19,528	$19,980
As of September 26, 2026, the Company had $5.4 billion in California R&D credit carryforwards and $4.6 billion in foreign tax credit carryforwards in Ireland, both of which can be carried forward indefinitely. A valuation allowance has been recorded for the credit carryforwards and a portion of other temporary differences.
Uncertain Tax Positions
As of September 26, 2026, the total amount of gross unrecognized tax benefits was $22.5 billion, of which $10.6 billion, if recognized, would impact the Company’s effective tax rate. As of September 27, 2025, the total amount of gross unrecognized tax benefits was $23.2 billion, of which $10.6 billion, if recognized, would have impacted the Company’s effective tax rate.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2026, 2025 and 2024 is as follows (in millions):

	2026	2025	2024
Beginning balances	$23,242	$22,038	$19,454
Increases related to tax positions taken during a prior year	1,267	1,971	1,727
Decreases related to tax positions taken during a prior year	(2,827)	(71)	(386)
Increases related to tax positions taken during the current year	4,068	3,795	2,542
Decreases related to settlements with taxing authorities	(264)	(2,939)	(1,070)
Decreases related to expiration of the statute of limitations	(2,999)	(1,552)	(229)
Ending balances	$22,487	$23,242	$22,038
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years 2018 and after 2021 for the U.S. federal jurisdiction, and after 2014 in certain major foreign jurisdictions, remain subject to examination.
Apple Inc. | 2026 Form 10-K | 46

Cash Paid for Income Taxes
Cash paid for income taxes, net in 2026 consisted of the following (in millions):

2026
Federal	$19,011
State and local	1,669
Foreign:
Ireland	4,956
Singapore	3,253
Other	5,699
Total	$34,588
Cash paid for income taxes, net was $43.4 billion and $26.1 billion in 2025 and 2024, respectively.
Note 9 – Leases
The Company has lease arrangements for certain equipment and facilities, including corporate, data center, manufacturing and retail space. These leases typically have original terms not exceeding 10 years and generally contain multiyear renewal options, some of which are reasonably certain of exercise.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments are primarily based on purchases of output of the underlying leased assets. Lease costs associated with fixed payments on the Company’s operating leases were $2.1 billion for both 2026 and 2025 and $2.0 billion for 2024. Lease costs associated with variable payments on the Company’s leases were $17.7 billion, $16.1 billion and $13.8 billion for 2026, 2025 and 2024, respectively.
The Company made fixed cash payments related to operating leases of $2.1 billion in both 2026 and 2025 and $1.9 billion in 2024. Noncash activities involving right-of-use (“ROU”) assets obtained in exchange for lease liabilities were $2.7 billion, $2.8 billion and $1.0 billion for 2026, 2025 and 2024, respectively.
The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 26, 2026 and September 27, 2025 (in millions):

Lease-Related Assets and Liabilities	Financial Statement Line Items	2026	2025
Right-of-use assets:
Operating leases	Other non-current assets	$11,636	$11,205
Finance leases	Property, plant and equipment, net	1,179	1,033
Total right-of-use assets		$12,815	$12,238

Lease liabilities:
Operating leases	Other current liabilities	$1,554	$1,579
	Other non-current liabilities	11,358	10,911
Finance leases	Other current liabilities	700	538
	Other non-current liabilities	756	692
Total lease liabilities		$14,368	$13,720
Apple Inc. | 2026 Form 10-K | 47

Lease liability maturities as of September 26, 2026, are as follows (in millions):

	Operating Leases	Finance Leases	Total
2027	$1,980	$725	$2,705
2028	2,053	69	2,122
2029	1,921	125	2,046
2030	1,617	56	1,673
2031	1,410	47	1,457
Thereafter	6,362	764	7,126
Total undiscounted liabilities	15,343	1,786	17,129
Less: Imputed interest	(2,431)	(330)	(2,761)
Total lease liabilities	$12,912	$1,456	$14,368
The weighted-average remaining lease term related to the Company’s lease liabilities as of September 26, 2026 and September 27, 2025 was 9.7 years and 9.8 years, respectively. The discount rate related to the Company’s lease liabilities as of September 26, 2026 and September 27, 2025 was 3.6% and 3.4%, respectively. The discount rates related to the Company’s lease liabilities are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
As of September 26, 2026, the Company had $644 million of fixed payment obligations under additional leases, primarily for corporate facilities and retail space, that had not yet commenced. These leases are expected to commence between 2027 and 2029, with lease terms ranging from 1 year to 20 years.
Note 10 – Debt
Commercial Paper
The Company issues unsecured short-term promissory notes pursuant to a commercial paper program. The Company uses net proceeds from the commercial paper program for general corporate purposes, including dividends and share repurchases. As of September 26, 2026 and September 27, 2025, the Company had $2.0 billion and $8.0 billion of commercial paper outstanding, respectively, with maturities generally less than nine months. The weighted-average interest rate of the Company’s commercial paper was 3.80% and 4.19% as of September 26, 2026 and September 27, 2025, respectively. The following table provides a summary of cash flows associated with commercial paper for 2026, 2025 and 2024 (in millions):

	2026	2025	2024
Maturities 90 days or less:
Proceeds from/(Repayments of) commercial paper, net	$(2,123)	$(5,820)	$3,960

Maturities greater than 90 days:
Proceeds from commercial paper	—	5,836	—
Repayments of commercial paper	(3,788)	(2,048)	—
Proceeds from/(Repayments of) commercial paper, net	(3,788)	3,788	—

Total proceeds from/(repayments of) commercial paper, net	$(5,911)	$(2,032)	$3,960
Apple Inc. | 2026 Form 10-K | 48

Term Debt
The Company has outstanding Notes, which are senior unsecured obligations with interest payable in arrears. The following table provides a summary of the Company’s term debt as of September 26, 2026 and September 27, 2025:

	Maturities (calendar year)	2026		2025
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2013 – 2025 debt issuances:
Fixed-rate 0.500% – 4.850% notes	2026 – 2062	$78,678	0.56% – 5.13%	$91,281	0.03% – 5.75%
Total term debt principal		78,678		91,281

Unamortized premium/(discount) and issuance costs, net		(277)		(309)
Hedge accounting fair value adjustments		(287)		(294)
Total term debt		78,114		90,678
Less: Current portion of term debt		(9,906)		(12,350)
Non-current portion of term debt		$68,208		$78,328
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
The future principal payments for the Company’s Notes as of September 26, 2026, are as follows (in millions):

2027	$9,991
2028	9,300
2029	5,175
2030	4,956
2031	3,750
Thereafter	45,506
Total term debt principal	$78,678
As of September 26, 2026 and September 27, 2025, the fair value of the Company’s Notes, based on Level 2 inputs, was $64.0 billion and $80.4 billion, respectively.
Note 11 – Shareholders’ Equity
Share Repurchase Program
During 2026, the Company repurchased 297 million shares of its common stock for $85.8 billion. The Company’s share repurchase programs do not obligate the Company to acquire a minimum amount of shares. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Shares of Common Stock
The following table shows the changes in shares of common stock for 2026, 2025 and 2024 (in thousands):

	2026	2025	2024
Common stock outstanding, beginning balances	14,773,260	15,116,786	15,550,061
Common stock repurchased	(296,699)	(401,672)	(499,372)
Common stock issued, net of shares withheld for employee taxes	55,698	58,146	66,097
Common stock outstanding, ending balances	14,532,259	14,773,260	15,116,786
Apple Inc. | 2026 Form 10-K | 49

Note 12 – Share-Based Compensation
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
Restricted Stock Units
A summary of the Company’s RSU activity and related information for 2026 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance as of September 27, 2025	151,574	$189.75
RSUs granted	75,538	$260.81
RSUs vested	(73,529)	$185.44
RSUs forfeited	(11,178)	$215.25
Balance as of September 26, 2026	142,405	$227.67
The weighted-average grant-date fair value of RSUs granted in 2025 and 2024 was $226.68 and $173.78, respectively. The Company estimates the grant-date fair value of RSUs based on the closing price of the Company’s common stock on the date of grant.
The total vesting-date fair value of RSUs was $19.3 billion, $17.1 billion and $15.8 billion for 2026, 2025 and 2024, respectively. The majority of RSUs that vested in 2026, 2025 and 2024 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. Total payments to taxing authorities for employees’ tax obligations were $6.9 billion, $6.1 billion and $5.6 billion in 2026, 2025 and 2024, respectively.
Share-Based Compensation
The following table shows share-based compensation expense and the related income tax benefit included in the Consolidated Statements of Operations for 2026, 2025 and 2024 (in millions):

	2026	2025	2024
Share-based compensation expense	$13,789	$12,863	$11,688
Income tax benefit related to share-based compensation expense	$(3,917)	$(3,602)	$(3,350)
As of September 26, 2026, the total unrecognized compensation cost related to outstanding RSUs was $24.1 billion, which the Company expects to recognize over a weighted-average period of 2.6 years.
Apple Inc. | 2026 Form 10-K | 50

Note 13 – Commitments, Contingencies and Supply Concentrations
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, distribution rights, and licensed intellectual property and content. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of September 26, 2026, are as follows (in millions):

2027	$6,712
2028	6,418
2029	5,515
2030	5,494
2031	178
Thereafter	527
Total	$24,844
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
Concentrations in the Available Sources of Supply of Materials, Product and Computing Resources
Although most components essential to the Company’s business are generally available from multiple sources, certain components are currently obtained from single or limited sources. The Company also competes for various components with other participants in the markets for smartphones, personal computers, tablets, wearables and accessories. Therefore, many components used by the Company, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. For example, the Company is experiencing supply constraints and rising costs driven by industry-wide supply-demand imbalances for key components, including advanced semiconductors, memory and storage. These constraints adversely affect the Company’s ability to obtain sufficient quantities of components and products on commercially reasonable terms, or at all. The Company expects these trends to intensify for memory and storage components. Restrictions on international trade can increase the cost or limit the availability of the Company’s products and the components and rare earths and other raw materials that go into them.
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
The Company’s business, including its artificial intelligence and machine learning offerings, also depends on access to sufficient compute capacity and storage resources. Demand for cloud compute and storage services and other artificial intelligence infrastructure has increased substantially across the technology industry, resulting in constrained supply, extended lead times, and increasing costs. In addition to its own data center infrastructure, the Company relies on third-party cloud service providers to meet these compute and storage needs. There are limited third-party providers that can reliably meet such demand, and the Company may be unable to secure sufficient capacity on commercially reasonable terms, or at all, to meet customer demand.
Apple Inc. | 2026 Form 10-K | 51

Note 14 – Segment Information and Geographic Data
The Company manages its business primarily on a geographic basis. The Company’s CEO is its chief operating decision maker (“CODM”).
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
The following tables show information by reportable segment for 2026, 2025 and 2024 (in millions):

	2026
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$198,083	$127,604	$82,378	$30,908	$39,861	$—	$478,834
Cost of sales	(101,321)	(64,387)	(44,362)	(15,203)	(19,959)	—	(245,232)
Research and development	—	—	—	—	—	(45,765)	(45,765)
Selling and marketing	(10,754)	(5,119)	(2,690)	(1,055)	(1,516)	—	(21,134)
General and administrative	—	—	—	—	—	(8,640)	(8,640)
Operating income/(loss)	$86,008	$58,098	$35,326	$14,650	$18,386	$(54,405)	$158,063

	2025
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$178,353	$111,032	$64,377	$28,703	$33,696	$—	$416,161
Cost of sales	(95,699)	(58,617)	(35,141)	(13,779)	(17,724)	—	(220,960)
Research and development	—	—	—	—	—	(34,550)	(34,550)
Selling and marketing	(10,174)	(4,676)	(2,319)	(969)	(1,386)	—	(19,524)
General and administrative	—	—	—	—	—	(8,077)	(8,077)
Operating income/(loss)	$72,480	$47,739	$26,917	$13,955	$14,586	$(42,627)	$133,050

	2024
	Americas	Europe	Greater China	Japan	Rest of Asia Pacific	Corporate	Total
Net sales	$167,045	$101,328	$66,952	$25,052	$30,658	$—	$391,035
Cost of sales	(89,587)	(55,197)	(37,519)	(11,744)	(16,305)	—	(210,352)
Research and development	—	—	—	—	—	(31,370)	(31,370)
Selling and marketing	(9,802)	(4,341)	(2,351)	(854)	(1,291)	—	(18,639)
General and administrative	—	—	—	—	—	(7,458)	(7,458)
Operating income/(loss)	$67,656	$41,790	$27,082	$12,454	$13,062	$(38,828)	$123,216
Apple Inc. | 2026 Form 10-K | 52

The following tables show net sales for 2026, 2025 and 2024 and long-lived assets as of September 26, 2026 and September 27, 2025 for countries that individually accounted for 10% or more of the respective totals, as well as aggregate amounts for the remaining countries (in millions):

	2026	2025	2024
Net sales:
U.S.	$167,746	$151,790	$142,196
China (1)	82,378	64,377	66,952
Other countries	228,710	199,994	181,887
Total net sales	$478,834	$416,161	$391,035
(1)China includes Hong Kong and Taiwan.

	2026	2025
Long-lived assets:
U.S.	$41,386	$40,274
Other countries	10,698	9,560
Total long-lived assets	$52,084	$49,834
Apple Inc. | 2026 Form 10-K | 53

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apple Inc. (the “Company”) as of September 26, 2026 and September 27, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 26, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 26, 2026 and September 27, 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2026, in conformity with U.S. generally accepted accounting principles (“GAAP”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 26, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 3, 2026 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 8 to the financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. As of September 26, 2026, the total amount of gross unrecognized tax benefits was $22.5 billion, of which $10.6 billion, if recognized, would impact the Company’s effective tax rate. In accounting for some of the uncertain tax positions, the Company uses significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws.
Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws.

Apple Inc. | 2026 Form 10-K | 54

How We Addressed the Matter in Our Audit
We tested controls relating to the evaluation of uncertain tax positions, including controls over management’s assessment as to whether tax positions are more likely than not to be sustained, management’s process to measure the benefit of its tax positions that qualify for recognition, and the related disclosures.
We evaluated the Company’s assessment of which tax positions are more likely than not to be sustained and the related measurement of the amount of tax benefit that qualifies for recognition. Our audit procedures included, among others, reading and evaluating management’s assumptions and analysis, and, as applicable, the Company’s communications with taxing authorities, that detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter resources in assessing the technical merits of certain of the Company’s tax positions based on our knowledge of relevant tax laws and experience with related taxing authorities. In addition, we evaluated the Company’s disclosure in relation to these matters included in Note 8 to the financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.

San Jose, California
November 3, 2026
Apple Inc. | 2026 Form 10-K | 55

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Apple Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apple Inc.’s internal control over financial reporting as of September 26, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Apple Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 26, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 26, 2026 and September 27, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 26, 2026, and the related notes and our report dated November 3, 2026 expressed an unqualified opinion thereon.
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
November 3, 2026
Apple Inc. | 2026 Form 10-K | 56

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 26, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 26, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Apple Inc. | 2026 Form 10-K | 57

Item 9B.    Other Information
Insider Trading Arrangements
On August 24, 2026, Deirdre O’Brien, the Company’s Senior Vice President, Retail + People, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of shares vesting between April 1, 2027 and October 1, 2027, pursuant to certain equity awards granted to Ms. O’Brien, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Ms. O’Brien’s plan will expire on December 31, 2027, subject to early termination in accordance with the terms of the plan. Trading will not commence under the plan until Ms. O’Brien’s previous trading plan, dated November 24, 2025, is terminated or expires in accordance with its terms.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after September 26, 2026, in connection with the solicitation of proxies for the Company’s 2027 annual meeting of shareholders (“2027 Proxy Statement”), and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be included in the 2027 Proxy Statement, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2027 Proxy Statement, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2027 Proxy Statement, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2027 Proxy Statement, and is incorporated herein by reference.
Apple Inc. | 2026 Form 10-K | 58

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
(3)Exhibits required by Item 601 of Regulation S-K (1)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Registrant filed on August 3, 2020.	8-K	3.1	8/7/20
3.2	Amended and Restated Bylaws of the Registrant effective as of August 20, 2024.	8-K	3.2	8/23/24
4.1**	Description of Securities of the Registrant.
4.2	Indenture, dated as of April 29, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	4/29/13
4.3	Officer’s Certificate of the Registrant, dated as of May 3, 2013, including forms of global notes representing the Floating Rate Notes due 2016, Floating Rate Notes due 2018, 0.45% Notes due 2016, 1.00% Notes due 2018, 2.40% Notes due 2023 and 3.85% Notes due 2043.	8-K	4.1	5/3/13
4.4	Officer’s Certificate of the Registrant, dated as of May 6, 2014, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2019, 1.05% Notes due 2017, 2.10% Notes due 2019, 2.85% Notes due 2021, 3.45% Notes due 2024 and 4.45% Notes due 2044.	8-K	4.1	5/6/14
4.5	Officer’s Certificate of the Registrant, dated as of November 10, 2014, including forms of global notes representing the 1.000% Notes due 2022 and 1.625% Notes due 2026.	8-K	4.1	11/10/14
4.6	Officer’s Certificate of the Registrant, dated as of February 9, 2015, including forms of global notes representing the Floating Rate Notes due 2020, 1.55% Notes due 2020, 2.15% Notes due 2022, 2.50% Notes due 2025 and 3.45% Notes due 2045.	8-K	4.1	2/9/15
4.7	Officer’s Certificate of the Registrant, dated as of May 13, 2015, including forms of global notes representing the Floating Rate Notes due 2017, Floating Rate Notes due 2020, 0.900% Notes due 2017, 2.000% Notes due 2020, 2.700% Notes due 2022, 3.200% Notes due 2025, and 4.375% Notes due 2045.	8-K	4.1	5/13/15
4.8	Officer’s Certificate of the Registrant, dated as of July 31, 2015, including forms of global notes representing the 3.05% Notes due 2029 and 3.60% Notes due 2042.	8-K	4.1	7/31/15
Apple Inc. | 2026 Form 10-K | 59

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.9	Officer’s Certificate of the Registrant, dated as of September 17, 2015, including forms of global notes representing the 1.375% Notes due 2024 and 2.000% Notes due 2027.	8-K	4.1	9/17/15
4.10	Officer’s Certificate of the Registrant, dated as of February 23, 2016, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2021, 1.300% Notes due 2018, 1.700% Notes due 2019, 2.250% Notes due 2021, 2.850% Notes due 2023, 3.250% Notes due 2026, 4.500% Notes due 2036 and 4.650% Notes due 2046.	8-K	4.1	2/23/16
4.11	Supplement No. 1 to the Officer’s Certificate of the Registrant, dated as of March 24, 2016.	8-K	4.1	3/24/16
4.12	Officer’s Certificate of the Registrant, dated as of August 4, 2016, including forms of global notes representing the Floating Rate Notes due 2019, 1.100% Notes due 2019, 1.550% Notes due 2021, 2.450% Notes due 2026 and 3.850% Notes due 2046.	8-K	4.1	8/4/16
4.13	Officer’s Certificate of the Registrant, dated as of February 9, 2017, including forms of global notes representing the Floating Rate Notes due 2019, Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.550% Notes due 2019, 1.900% Notes due 2020, 2.500% Notes due 2022, 3.000% Notes due 2024, 3.350% Notes due 2027 and 4.250% Notes due 2047.	8-K	4.1	2/9/17
4.14	Officer’s Certificate of the Registrant, dated as of May 11, 2017, including forms of global notes representing the Floating Rate Notes due 2020, Floating Rate Notes due 2022, 1.800% Notes due 2020, 2.300% Notes due 2022, 2.850% Notes due 2024 and 3.200% Notes due 2027.	8-K	4.1	5/11/17
4.15	Officer’s Certificate of the Registrant, dated as of May 24, 2017, including forms of global notes representing the 0.875% Notes due 2025 and 1.375% Notes due 2029.	8-K	4.1	5/24/17
4.16	Officer’s Certificate of the Registrant, dated as of June 20, 2017, including form of global note representing the 3.000% Notes due 2027.	8-K	4.1	6/20/17
4.17	Officer’s Certificate of the Registrant, dated as of September 12, 2017, including forms of global notes representing the 1.500% Notes due 2019, 2.100% Notes due 2022, 2.900% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	9/12/17
4.18	Officer’s Certificate of the Registrant, dated as of November 13, 2017, including forms of global notes representing the 1.800% Notes due 2019, 2.000% Notes due 2020, 2.400% Notes due 2023, 2.750% Notes due 2025, 3.000% Notes due 2027 and 3.750% Notes due 2047.	8-K	4.1	11/13/17
4.19	Indenture, dated as of November 5, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	11/5/18
4.20	Officer’s Certificate of the Registrant, dated as of September 11, 2019, including forms of global notes representing the 1.700% Notes due 2022, 1.800% Notes due 2024, 2.050% Notes due 2026, 2.200% Notes due 2029 and 2.950% Notes due 2049.	8-K	4.1	9/11/19
4.21	Officer’s Certificate of the Registrant, dated as of November 15, 2019, including forms of global notes representing the 0.000% Notes due 2025 and 0.500% Notes due 2031.	8-K	4.1	11/15/19
4.22	Officer’s Certificate of the Registrant, dated as of May 11, 2020, including forms of global notes representing the 0.750% Notes due 2023, 1.125% Notes due 2025, 1.650% Notes due 2030 and 2.650% Notes due 2050.	8-K	4.1	5/11/20
4.23	Officer’s Certificate of the Registrant, dated as of August 20, 2020, including forms of global notes representing the 0.550% Notes due 2025, 1.25% Notes due 2030, 2.400% Notes due 2050 and 2.550% Notes due 2060.	8-K	4.1	8/20/20
4.24	Officer’s Certificate of the Registrant, dated as of February 8, 2021, including forms of global notes representing the 0.700% Notes due 2026, 1.200% Notes due 2028, 1.650% Notes due 2031, 2.375% Notes due 2041, 2.650% Notes due 2051 and 2.800% Notes due 2061.	8-K	4.1	2/8/21
4.25	Officer’s Certificate of the Registrant, dated as of August 5, 2021, including forms of global notes representing the 1.400% Notes due 2028, 1.700% Notes due 2031, 2.700% Notes due 2051 and 2.850% Notes due 2061.	8-K	4.1	8/5/21
Apple Inc. | 2026 Form 10-K | 60

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.26	Indenture, dated as of October 28, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3	4.1	10/29/21
4.27	Officer’s Certificate of the Registrant, dated as of August 8, 2022, including forms of global notes representing the 3.250% Notes due 2029, 3.350% Notes due 2032, 3.950% Notes due 2052 and 4.100% Notes due 2062.	8-K	4.1	8/8/22
4.28	Officer’s Certificate of the Registrant, dated as of May 10, 2023, including forms of global notes representing the 4.421% Notes due 2026, 4.000% Notes due 2028, 4.150% Notes due 2030, 4.300% Notes due 2033 and 4.850% Notes due 2053.	8-K	4.1	5/10/23
4.29	Officer’s Certificate of the Registrant, dated as of May 12, 2025, including forms of global notes representing the 4.000% Notes due 2028, 4.200% Notes due 2030, 4.500% Notes due 2032 and 4.750% Notes due 2035.	8-K	4.1	5/12/25
4.30*	Apple Inc. Deferred Compensation Plan.	S-8	4.1	8/23/18
10.1*	Apple Inc. Employee Stock Purchase Plan, as amended as of November 6, 2024.	10-Q	10.1	12/28/24
10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	10.2	6/27/09
10.3*	Apple Inc. Non-Employee Director Stock Plan, as amended November 6, 2024.	10-Q	10.2	12/28/24
10.4*	Apple Inc. 2022 Employee Stock Plan.	8-K	10.1	3/4/22
10.5*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.2	3/4/22
10.6*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of March 4, 2022.	8-K	10.3	3/4/22
10.7*	Apple Inc. Executive Cash Incentive Plan.	8-K	10.1	8/19/22
10.8*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 25, 2022.	10-Q	10.1	12/31/22
10.9*	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.19	9/28/24
10.10*	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.20	9/28/24
10.11*	Form of CEO Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.21	9/28/24
10.12*	Form of CEO Performance Award Agreement under 2022 Employee Stock Plan effective as of September 29, 2024.	10-K	10.22	9/28/24
10.13*, **	Form of Executive Chair Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 27, 2026.
10.14*, **	Form of Executive Chair Performance Award Agreement under 2022 Employee Stock Plan effective as of September 27, 2026.
10.15*, **	Form of Restricted Stock Unit Award Agreement under 2022 Employee Stock Plan effective as of September 27, 2026.
10.16*, **	Form of Performance Award Agreement under 2022 Employee Stock Plan effective as of September 27, 2026.
19.1**	Insider Trading Policy.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
97.1*	Rule 10D-1 Recovery Policy.	10-K	97.1	9/28/24
Apple Inc. | 2026 Form 10-K | 61

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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
Apple Inc. | 2026 Form 10-K | 62

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2026	Apple Inc.

	By:	/s/ Kevan Parekh
Kevan Parekh
Senior Vice President, Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Ternus and Kevan Parekh, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ John Ternus	Chief Executive Officer and Director (Principal Executive Officer)	November 3, 2026
JOHN TERNUS

/s/ Kevan Parekh	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 3, 2026
KEVAN PAREKH

/s/ Ben Borders	Senior Director of Corporate Accounting (Principal Accounting Officer)	November 3, 2026
BEN BORDERS

/s/ Wanda Austin	Director	November 3, 2026
WANDA AUSTIN

/s/ Timothy D. Cook	Director and Executive Chair of the Board	November 3, 2026
TIMOTHY D. COOK

/s/ Alex Gorsky	Director	November 3, 2026
ALEX GORSKY

/s/ Andrea Jung	Director	November 3, 2026
ANDREA JUNG

/s/ Arthur D. Levinson	Lead Independent Director	November 3, 2026
ARTHUR D. LEVINSON

/s/ Monica Lozano	Director	November 3, 2026
MONICA LOZANO

/s/ Ronald D. Sugar	Director	November 3, 2026
RONALD D. SUGAR

/s/ Susan L. Wagner	Director	November 3, 2026
SUSAN L. WAGNER
Apple Inc. | 2026 Form 10-K | 63